Form 10KSB
period 2004-06-30
PSB Holdings, Inc.
filed 2004-11-12
CIK 1293211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2004
                                       OR
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ___________________ to ____________________

                         Commission File Number: 0-50970

                               PSB HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

        United States                                          41-1597948
---------------------------------                      -------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

      40 Main Street, Putnam, Connecticut                             06260
      -----------------------------------                          -----------
    (Address of Principal Executive Office)                        (Zip Code)

                                 (860) 928-6501
                       ----------------------------------
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
         YES       X           NO
              ------------       -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [x]

         The Registrant's revenues for the fiscal year ended June 30, 2004 were $13,341,000.

         As of October 29, 2004, there were issued and outstanding 3,089,691 shares of the Registrant's common stock of which 2,815,083 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $10.42 on such date, the aggregate value of stock held by non-affiliates was $29,333,165.

         Pursuant to Rule 15d-2, this Form 10-KSB contains only financial statements for the Registrant for each of the years in the three-year period ended June 30, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format     Yes             No  X
                                                      ------         ------

                               PSB Holdings, Inc.

                        Consolidated Financial Statements

                                  June 30, 2004

                                                             PSB Holdings, Inc.

--------------------------------------------------------------------------------




                                Table of Contents

Report of Independent Registered Public Accounting Firm........................1

Consolidated Statements of Financial Condition.................................2

Consolidated Statements of Operations..........................................3

Consolidated Statements of Changes in Capital Accounts.........................4

Consolidated Statements of Cash Flows..........................................5

Notes to Consolidated FInancial Statements.....................................6


   1.  Summary of Significant Accounting Policies..............................6

   2.  Investment Securities..................................................10

   3.  Loans..................................................................12

   4.  Premises and Equipment.................................................14

   5.  Deposits...............................................................15

   6.  Borrowed Funds.........................................................16

   7.  Income Taxes...........................................................17

   8.  Regulatory Capital.....................................................19

   9.  Retained Earnings......................................................20

   10. Employee Benefits......................................................20

   11. Other Comprehensive Income.............................................21

   12. Financial Instruments..................................................21

   13. Minority Stock Offering................................................23

SNYDER & HALLER, P.C.
CERTIFIED PUBLIC ACCOUNTANTS





Report of Independent Registered Public Accounting Firm
-------------------------------------------------------



To the Board of Directors
PSB Holdings, Inc.



We have audited the accompanying consolidated statements of financial condition of PSB Holdings, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in capital accounts and cash flows for the each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.



Hartford, Connecticut                   /s/ Snyder & Haller, P.C.
September 16, 2004

 30 Atwood Street Hartford Connecticut 06105-1801 860 249-3900 860 247-8071 FAX

                                                              PSB Holdings, Inc.


Consolidated Statements of Financial Condition



                                                                June 30,
                                                         ----------------------
                                                           2004          2003
                                                         --------      --------
                                                             (in thousands)
ASSETS
Cash and due from depository institutions                $  5,276      $  5,169
Interest-bearing deposits                                      51           265
Investment in federal funds                                 2,100         7,847
Investment securities                                     126,866       102,683
Loans receivable, net                                     133,955       120,464
Loans held-for-sale                                         1,998         1,051
Premises and equipment, net                                 4,151         2,727
Accrued income receivable                                   1,421         1,274
Deferred income taxes                                         687            --
Bank owned life insurance                                   2,189         2,089
Other assets                                                  378           134
                                                         --------      --------
         Total assets                                    $279,072      $243,703
                                                         --------      --------



LIABILITIES AND CAPITAL ACCOUNTS
Liabilities
   Deposits                                              $203,384      $191,420
   Borrowed funds                                          50,240        27,000
   Mortgagors' escrow accounts                                895           852
   Deferred income taxes                                     --             129
   Other liabilities                                        1,251         1,243
                                                         --------      --------
      Total liabilities                                   255,770       220,644
                                                         --------      --------

Capital accounts
   Additional paid-in capital                                  51          --
   Retained earnings                                       22,996        21,515
   Accumulated other comprehensive income                     255         1,544
                                                         --------      --------
      Total capital accounts                               23,302        23,059
                                                         --------      --------

         Total liabilities and capital accounts          $279,072      $243,703
                                                         --------      --------


See notes to consolidated financial statements.

Consolidated Statements of Operations


                                                          2004       2003        2002
                                                        --------   --------    --------
                                                                (in thousands)
Interest income
Interest on loans                                       $  7,845   $  7,851    $  7,972
Interest and dividends on investments                      4,223      4,591       4,500
                                                        --------   --------    --------
Total interest income                                     12,068     12,442      12,472
                                                        --------   --------    --------

Interest expense
Deposits and escrow                                        3,517      4,203       4,763
Borrowed funds                                             1,139      1,647       2,195
                                                        --------   --------    --------
Total interest expense                                     4,656      5,850       6,958
                                                        --------   --------    --------

Net interest income                                        7,412      6,592       5,514

Provision for loan losses                                     60         60          60
                                                        --------   --------    --------

Net interest income after provision for loan losses        7,352      6,532       5,454
                                                        --------   --------    --------

Noninterest income
Fees for services                                            831        791         611
Net gain on sale of loans                                     61        301          85
Income on expired options                                     --         --          57
Commissions from brokerage service                           148         44          65
Other income                                                 175        123          73
Net investment security gains (losses)                        58       (111)         (2)
                                                        --------   --------    --------
Total noninterest income                                   1,273      1,148         889
                                                        --------   --------    --------
Noninterest expense
Compensation and benefits                                  3,784      3,384       2,876
Occupancy and equipment                                      658        612         587
Data processing                                              521        499         456
Loss on derivative instruments                                --         --         118
Advertising and marketing                                    209        195         191
Other noninterest expense                                  1,248      1,054         952
                                                        --------   --------    --------
Total noninterest expense                                  6,420      5,744       5,180
                                                        --------   --------    --------
Income before income tax expense                           2,205      1,936       1,163

Income tax expense                                           653        582         279
                                                        --------   --------    --------
Net income                                              $  1,552   $  1,354    $    884
                                                        --------   --------    --------


See notes to consolidated financial statements.

Consolidated Statements of Changes in Capital Accounts



------------------------------------------------------------------------------------------------------------------
                                                                  Accumulated
                                Additional                           Other             Total
                                 paid-in         Retained        Comprehensive        Capital
                                 capital         Earnings        Income (Loss)       Accounts
------------------------------------------------------------------------------------------------------------------
                                                       (in thousands)

Balance at June 30, 2001         $   --         $ 19,277          $     (9)           $ 19,268

Net income                           --              884              --                   884

Other comprehensive income           --             --                 479                 479
                                 --------       --------          --------            --------

Balance at June 30, 2002             --           20,161               470              20,631

Net income                           --            1,354              --                 1,354

Other comprehensive income           --             --               1,074               1,074
                                 --------       --------          --------            --------

Balance at June 30, 2003         $   --         $ 21,515          $  1,544            $ 23,059

Net income                           --            1,552              --                 1,552

Shares issued                          51           --                --                    51

Other comprehensive loss             --             --              (1,289)             (1,289)

Dividends paid                       --              (71)             --                   (71)
                                 --------       --------          --------            --------

Balance at June 30, 2004         $     51       $ 22,996          $    255            $ 23,302
                                 --------       --------          --------            --------




See notes to consolidated financial statements.

                                                              PSB Holdings, Inc.

Consolidated Statements of Cash Flows



-------------------------------------------------------------------------------------------------------
                                                                   2004         2003        2002
-------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Cash flows from operating activities
Net income                                                       $  1,552    $  1,354    $    884
Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for loan losses                                         60          60          60
     Depreciation                                                     277         249         259
     Net amortization on available-for-sale securities                747         778         413
     Loss on derivative instruments                                    --          --         118
     Net gain on sale and write-down of foreclosed real estate         --         (48)          5
     Net realized investment security (gains) losses                  (58)        111           2
     Originations of loans for resale                             (12,593)    (21,049)    (11,434)
     Proceeds from sale of loans                                   11,707      20,916      11,517
     Gain on sale of loans                                            (61)       (301)        (85)
     Deferred income tax provision                                      6         122         (74)
     Net change in:
        Accrued income receivable                                    (147)         58         (81)
        Deferred loan fees                                            (94)        (72)       (100)
        Other assets                                                 (244)        (80)         15
        Other liabilities                                               8         399         (14)
                                                                 --------    --------    --------
Net cash provided by operating activities                           1,160       2,497       1,485
                                                                 --------    --------    --------

Cash flows from investing activities
Proceeds from sales of
   available-for-sale securities                                    4,373         992       4,036
Proceeds from maturities of
   available-for-sale securities                                   32,782      30,061      16,121
Purchase of available-for-sale securities                         (64,138)    (34,717)    (49,172)
Loan originations net of principal payments                       (13,457)     (8,336)     (6,406)
Proceeds from the sale foreclosed real estate                          --         141         104
Investment in Bank owned life insurance                              (100)     (2,056)         --
Purchase of premises and equipment                                 (1,700)       (307)        (75)
                                                                 --------    --------    --------
Net cash used by investing activities                             (42,240)    (14,222)    (35,392)
                                                                 --------    --------    --------

Cash flows from financing activities
Change in savings and demand deposit accounts                      15,031      29,671      27,932
Change in time deposit accounts                                    (3,067)        (48)      3,847
Proceeds from long term borrowings                                 26,350          --      13,250
Repayments of long term borrowings                                 (8,250)    (12,750)    (12,883)
Net Change in short term borrowings                                 5,140          --          --
Change in mortgagors' escrow accounts                                  43          35          65
Dividends paid                                                        (71)         --          --
Common stock issued                                                    51          --          --
                                                                 --------    --------    --------
Net cash provided by financing activities                          35,227      16,908      32,211
                                                                 --------    --------    --------
Increase in cash and cash equivalents                              (5,853)      5,183      (1,696)
Cash and cash equivalents at beginning of year                     13,280       8,097       9,793
                                                                 --------    --------    --------
        Cash and cash equivalents at end of year                 $  7,427    $ 13,280    $  8,097
                                                                 --------    --------    --------

Supplemental disclosures
Non-cash investing activities:
   Transfer of loans to foreclosed real estate                   $     --    $     93    $     --
Cash paid during the year for:
   Interest                                                      $  4,658    $  5,912    $  6,958
   Income taxes                                                  $    841    $    526    $    411


See notes to consolidated financial statements.

                                                              PSB Holdings, Inc.

                                      Notes to Consolidated Financial Statements


Notes to Consolidated Financial Statements
------------------------------------------

1.  Summary of Significant Accounting Policies


Principles of Business

PSB Holdings, Inc. (Company) is a The accounting and reporting policies state chartered holding company of the Company and its subsidiaries
formed  on  May  27,   2003  for  the      conform   to    generally    accepted
purpose  of  acquiring   all  of  the      accounting  principles  in the United
common  stock of Putnam  Savings Bank      States  of  America  and  to  general
(Bank) concurrent with the Bank's practices within the banking reorganization from a mutual savings industry. Such policies have been
institution  to  the  mutual  holding      followed on a consistent basis.
company  form  of  organization.   No
shares were offered to the public as In preparing the consolidated part of this reorganization. On April financial statements, management is
7, 2004, the Company approved a plan required to make estimates and of stock issuance pursuant to which assumptions that affect the reported 44.5% of its common stock will be amounts of assets and liabilities as
sold (see note 13).                        of  the  date  of the  statements  of
                                           condition  and   operations  for  the
The Bank is a state chartered savings      period.  Actual  results could differ
bank  and  provides  a full  range of      from those estimates.
banking  services to  individual  and
small business customers located Material estimates that are primarily in Eastern Connecticut. The particularly susceptible to Bank is subject to competition from significant change in the near-term other financial institutions relate to the determination of the
throughout the region.                     allowance for losses on loans and the
                                           valuation of real estate  acquired in
Both the Company and the Bank are connection with foreclosure or in subject to the regulations of certain satisfaction of loans. While state and federal agencies and management uses available information undergo periodic examinations by to recognize losses on loans and
those regulatory  authorities.             foreclosed   real   estate,    future
                                           additions  to  the  allowance  may be
Basis of presentation and                  necessary   based   on   changes   in
consolidation                              economic conditions,  particularly in
The consolidated financial statements      Connecticut.
include the accounts of PSB Holdings,
Inc.     and     its     wholly-owned      Cash and cash equivalents
subsidiaries.             Significant      For purposes of reporting cash flows,
intercompany       accounts       and      cash  and  cash  equivalents  include
transactions  have been eliminated in      cash and amounts due from  depository
consolidation. Prior to the formation      institutions,        interest-bearing
of PSB  Holdings,  Inc.  the  amounts      deposits,  and investments in federal
reflected are those of the Bank.           funds.

                                           Interest-bearing deposits
                                           Interest-bearing  deposits consist of
                                           deposit  accounts  with  the  Federal
                                           Home Loan  Bank of  Boston  and other
                                           institutions, and they generally have
                                           maturities of three months or less.

                                                              PSB Holdings, Inc.

                                      Notes to Consolidated Financial Statements


Investment securities
The Company's management determines are either U.S. Government Agency the appropriate classification of a securities or are rated in at least
security at the time of purchase.          the top two ratings  categories by at
                                           least   one  of  the   major   rating
If management has the intent and the agencies at the time of purchase. One Company has the ability at the time of the risks inherent when investing of purchase to hold debt securities in mortgage-backed securities and until maturity, they are classified CMOs is the ability of such as held-to-maturity. These securities instruments to incur prepayments of are carried at historical cost principal prior to maturity. Because
adjusted  for  the   amortization  of      of prepayments,  the weighted-average
premiums and accretion of discounts yield of these securities may also over the estimated term of the change, which could affect earnings. securities using the level yield Amortization of premiums and
method.                                    accretion of discounts is done over a
                                           continuously evaluated remaining life
Securities to be held for  indefinite      using the level yield method.
periods  of time  are  classified  as
available-for-sale and are carried at Gains or losses on the sales of fair value with unrealized gains and securities are recognized at trade
losses   reported   as   a   separate      date     utilizing    the    specific
component of capital net of estimated      identification method.
income taxes.
                                           Loans  receivable  and  allowance for
The Company  operated a covered  call      loan losses
program which was discontinued in the
year ended June 30, 2002. Under this Loans receivable are stated at unpaid program, the Company purchased principal balance adjusted for loans marketable equity securities and sold in process, deferred loan fees, and
call  options to  outside  parties to      allowances for loan losses.
purchase  those   marketable   equity
securities in the future at agreed Uncollected interest on loans prices. Since these transactions did receivable is accrued as earned based not qualify for hedge accounting on rates applied to principal amounts treatment under Financial Accounting outstanding. Recognition of income on Standard 133, the option contracts the accrual basis is discontinued and the purchased marketable equity when there is sufficient question as
securities   were   required   to  be      to   the    collectibility   of   the
adjusted to fair market value through interest. In these cases, the the Company's Statement of interest previously accrued to income Operations. The net fair market value is reversed, and the loans are placed
loss  for  2002 is  reflected  in the      on the cash basis.
Statement of  Operations  as "Loss on
Derivative    Instruments"   in   the      Loan  origination  fees  and  certain
Noninterest Expense category.              direct  loan  origination  costs  are
                                           being  deferred  and the  net  amount
Mortgage-backed   securities,   which      amortized on a  level-yield  basis as
include    collateralized    mortgage      an  adjustment  to the  related  loan
obligations ("CMOs"),                      yield  over  its  contractual   life.
                                           Unamortized  net fees are  recognized
                                           upon early repayment of the loans.

The allowance for loan losses is retained servicing rights, which established by a provision charged to represents the present value of the earnings and is maintained at a level differential between the contractual to absorb loan losses that are both servicing fee and adequate probable and reasonably estimable compensation, defined as the fee a based on management's evaluation of sub-servicer would require to assume known and inherent credit risks in the role of servicer, after the loan portfolio. When a loan or considering the estimated effects of portion of a loan is considered prepayments. If material, a portion uncollectible, it is charged against of the gain on the sale of the loan the allowance for loan losses. is recognized as due to the value of
Recoveries of loans previously the servicing rights, and a servicing charged-off are credited to the asset is recorded. The Company has
allowance when collected.                  had no loan sales which have resulted
                                           in  the   recording  of  a  servicing
                                           asset,    due   to   the   immaterial
Management makes regular  evaluations      differential  between the contractual
of the loan  portfolio  to  determine      servicing     fee    and     adequate
the  adequacy  of  the  level  of the      compensation, as described above.
allowance  for loan losses.  Numerous
factors   are   considered   in   the      Foreclosed real estate
evaluation, including a review of Real estate properties acquired certain borrowers' current financial through loan foreclosure and other
status and credit standing, available      partial  or  total   satisfaction  of
collateral, loss experience in problem loans are carried at the relation to outstanding loans, the lower of fair value less estimated overall loan portfolio quality, costs to sell or the related loan management's judgment regarding balance at the date of foreclosure.
prevailing and  anticipated  economic      Valuations are periodically performed
conditions,    and   other   relevant      by management.  Losses arising at the
factors.                                   time   of    acquisition    of   such
                                           properties  are  charged  against the
In addition, various regulatory allowance for loan losses. Subsequent agencies, as an integral part of write-downs in the carrying value and
their      examination       process,      expenses  incurred  to  maintain  the
periodically   review  the  Company's      properties  are  charged to  expense.
allowance   for  loan  losses.   Such
agencies  may  require the Company to      Premises and equipment
recognize additions to the allowance Premises and equipment are stated at based on their judgments about cost less accumulated depreciation information available to them at the computed on the straight-line method
time of their examination.                 at rates  based on  estimated  useful
                                           lives.  Estimated  lives  are 5 to 40
Loans        held-for-sale        and      years for  buildings and premises and
mortgage-servicing rights                  3 to 20 years for furniture, fixtures
Loans held-for-sale are valued at the      and equipment.
lower of cost or market as determined
by   outstanding   commitments   from      Expenditures   for   replacements  or
investors. All loans sold by the major improvements are capitalized. Company are sold on a non-recourse Expenditures for normal maintenance basis. Gains or losses on the sale of and repairs are charged to expense as loans are determined using the incurred. Upon the sale or retirement
specific identification method.            of premises and  equipment,  the cost
                                           and  accumulated   depreciation   are
The Company sells residential removed from the respective accounts mortgage loans with servicing rights and any gain or loss is included in
retained.  At the  time of the  sale,      income.
the Company  determines  the value of
the
                                           Computation of fair values
                                           SFAS No. 107, "Disclosures about Fair
                                           Value  of   Financial   Instruments",
                                           requires  disclosure of the estimated
                                           fair value of financial  instruments,
                                           including both assets and liabilities
                                           recognized  and not recognized in the
                                           statement of financial condition, for
                                           which it is  practicable  to estimate
                                           fair value.

The   calculation   of   fair   value      or the  estimated  fair values of the
estimates of financial instruments is      underlying collateral.
dependent  upon  certain   subjective
assumptions and involves significant Loans held-for-sale - The current uncertainties. Changes in assumptions market price of similar loans sold is could significantly affect the used to estimate the fair value of
estimates.  These  estimates  do  not      loans held-for-sale.
reflect     any      possible     tax
ramifications,  estimated transaction      Accrued   income   receivable  -  The
costs or any premium or discount that      carrying   value  of  accrued  income
could   result  from   offering   the      receivable approximates fair value.
Company's   entire   holdings   of  a
particular financial instrument.           Deposits - The fair values of demand,
                                           NOW,  and  savings  deposits  are, by
The following methods and assumptions definition, equal to the amount were utilized by the Company in payable on demand at the reporting
estimating  the  fair  values  of its      date, i.e.,  their carrying  amounts.
on-balance       sheet      financial      Fair values for time  certificates of
instruments:                               deposit   are   estimated   using   a
                                           discounted  cash flow  technique that
Cash  and  cash   equivalents  -  The      applies   interest  rates   currently
carrying   amounts  reported  in  the      being   offered  to  a  schedule   of
statement  of   financial   condition      aggregated      expected      monthly
approximate these assets' fair value.      maturities on time deposits.

Investment  securities  - Fair values      Borrowed  funds  -  Fair  values  are
for  investment  securities are based      estimated using  discounted cash flow
on   quoted   market   prices   where      analyses   based  on  the   Company's
available. If quoted market prices current incremental borrowing rates are not available, fair values are for similar types of borrowing
based on market prices for comparable      arrangements.
instruments.  The carrying  values of
restricted      equity     securities      Mortgagors'  escrow  accounts  -  The
approximate fair values.                   carrying  value  of  escrow  accounts
                                           approximates fair value.
Loans  receivable - For variable rate
loans  that  reprice  frequently  and
without  significant change in credit      Income taxes
risk, fair values are based on The Company accounts for certain carrying values. The fair value of income and expense items differently other loans are estimated by for financial reporting purposes than discounted cash flow analyses using for income tax purposes. Provisions
interest   rates    currently   being      for deferred  taxes are being made in
offered for loans with similar  terms      recognition   of   these    temporary
to   borrowers   of  similar   credit      differences.
quality. The fair value of nonaccrual
loans is  estimated  using the lesser      Reclassification
of loan value                              Prior  years'  financial   statements
                                           have  been  reclassified  to  conform
                                           with changes in the current financial
                                           statement presentation.

2.  Investment Securities


At June 30, the cost and estimated market values of investment securities were as follows:

----------------------------------------------------------------------------------------------------
                                                                             2004
----------------------------------------------------------------------------------------------------
                                          Amortized            Gross Unrealized           Estimated
                                          Cost Basis         Gain           (Loss)      Market Value
----------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Debt securities:
US government and agency obligations:
   From one through five years              $ 15,072       $      4        $   (143)       $ 14,933
                                            --------       --------        --------        --------
                                              15,072              4            (143)         14,933
                                            --------       --------        --------        --------

State agency and municipal
obligations:
   From five through ten years                   609             17            --               626
   After ten years                             8,509            168            --             8,677
                                            --------       --------        --------        --------
                                               9,118            185            --             9,303
                                            --------       --------        --------        --------

Corporate bonds and other
obligations:
   Due within one year                         3,021             51            --             3,072
   From one through five years                20,080            535             (87)         20,528
   After ten years                             8,138            243            (195)          8,186
                                            --------       --------        --------        --------
                                              31,239            829            (282)         31,786
                                            --------       --------        --------        --------

Mortgage-backed securities                    61,144            475            (753)         60,866
                                            --------       --------        --------        --------

   Total debt securities                     116,573          1,493          (1,178)        116,888
                                            --------       --------        --------        --------

Marketable equity securities:
   Common stock                                3,160             88              (3)          3,245
   Preferred stock                             6,716             23              (6)          6,733
                                            --------       --------        --------        --------

   Total equity securities                     9,876            111              (9)          9,978
                                            --------       --------        --------        --------


      Total available-for-sale securities   $126,449       $  1,604        $ (1,187)       $126,866
----------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                                             2003
                                                 --------------------------------------------------------------
                                                Amortized           Gross Unrealized           Estimated
                                               Cost Basis        Gain           (Loss)       Market Value
-------------------------------------------------------------------------------- ------------------------------
                                                                         (in thousands)
Debt securities:
US government and agency obligations:
   From one through five years                  $  6,173       $     95        $   --          $  6,268
                                                --------       --------        --------        --------
                                                   6,173             95            --             6,268
                                                --------       --------        --------        --------

State agency and municipal
obligations:
   From five through ten years                       609             47            --               656
   After ten years                                 8,506            474            --             8,980
                                                --------       --------        --------        --------
                                                   9,115            521            --             9,636
                                                --------       --------        --------        --------

Corporate bonds and other
obligations:
   Due within one year                             3,164             78            --             3,242
   From one through five years                    19,518          1,180              (4)         20,694
   After ten years                                 8,136            432            (560)          8,008
                                                --------       --------        --------        --------
                                                  30,818          1,690            (564)         31,944
                                                --------       --------        --------        --------

Mortgage-backed securities                        46,577            727             (75)         47,229
                                                --------       --------        --------        --------


   Total debt securities                          92,683          3,033            (639)         95,077
                                                --------       --------        --------        --------

Marketable equity securities:
   Common stock                                    2,880             68             (19)          2,929
   Preferred stock                                 4,590            120             (35)          4,675
   Mutual funds                                        2           --              --                 2
                                                --------       --------        --------        --------

   Total equity securities                         7,472            188             (54)          7,606
                                                --------       --------        --------        --------


      Total available-for-sale securities       $100,155       $  3,221        $   (693)       $102,683
--------------------------------------------------------------------------------------------------------


Gross gains of $206,591, $0 and $57,706 were realized on available-for-sale securities for the years ended June 30, 2004, 2003 and 2002, respectively. Gross losses of $147,879, $111,364, and $18,354 were realized on available-for-sale securities for the years ended June 30, 2004, 2003 and 2002. Additionally, in the year ended June 30, 2002 the Company realized losses of $41,351 on trading securities.

At June 30, 2004 and 2003, debt securities with a carrying and market value of $2,529,590 and $2,234,620, respectively, were pledged as collateral to secure public deposits and repurchase agreements.

The following is a summary of the market value and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2004.

-------------------------------------------------------------------------------------------------------------------
                                      Length of Time in Continuous Unrealized Loss
                                                        Position
                                   ----------------------------------------------------
                                     Less than 12 months        12 months or more                 Total
                                   ---------------------------------------------------- ---------------------------
                                     Market     Unrealized     Market      Unrealized      Market      Unrealized
                                      Value         Loss        Value         Loss          Value         Loss
-------------------------------------------------------------------------------------------------------------------
                                                             (in thousands)
US Government Agencies               $12,954     $   143       $  --         $  --         $12,954       $   143
Corporate bonds                        6,315          75         6,320           207        12,635           282
Mortgage-backed securities            32,404         429         9,005           324        41,409           753
Common stock                              49           3          --            --              49             3
Preferred stock                          493           6          --            --             493             6
                                     -------     -------       -------       -------       -------       -------

   Total investment securities       $52,215     $   656       $15,325       $   531       $67,540       $ 1,187
-------------------------------------------------------------------------------------------------------------------

The Bank has 51 individual investment securities in which the market value of the security is less than the cost of the security. Management believes that these unrealized losses are temporary and are the result of interest rate conditions.

3.  Loans


The composition of the Company's loan portfolio at June 30, was as follows:

-------------------------------------------------------------
                                        2004           2003
-------------------------------------------------------------
                                      (dollars in thousands)

Residential mortgages                 $ 104,405     $ 100,624
Commercial mortgages                     25,740        18,177
Construction mortgages                    5,467         2,057
Commercial loans                          3,324         1,696
Installment                                 662           818
Collateral                                  370           483
Other                                        20            24
                                      ---------     ---------
                                        139,988       123,879
Unadvanced construction loans            (4,623)       (2,120)
                                      ---------     ---------
                                        135,365       121,759

   Deferred loan costs, net of fees        (126)          (35)
   Deferred fees on purchased loans           1             4
   Allowance for loan losses             (1,285)       (1,264)
                                      ---------     ---------

      Loans receivable, net           $ 133,955     $ 120,464
-------------------------------------------------------------

      Weighted average yield               5.75%         6.32%
-------------------------------------------------------------

The Company's lending activities are conducted principally in Eastern Connecticut. The Company's investment in loans includes both adjustable and fixed rate loans. The composition of the Company's investment in loans was as follows:

--------------------------------------------------------------------
                                               2004           2003
--------------------------------------------------------------------
                                                  (in thousands)
Fixed rate:
   Term to maturity
      One month through one year             $  5,337       $  3,148
      One year through three years              3,641          2,998
      Three years through five years           11,252          8,178
      Five years through ten years             11,043          7,098
      Over ten years                           57,973         53,041
                                             --------       --------
                                               89,246         74,463
Adjustable rate:
   Rate adjustment
      One month through one year               29,332         27,623
      One year through three years              4,470          7,780
      Three years through five years            8,474          8,490
      Over five years                           3,843          3,403
                                             --------       --------
                                               46,119         47,296
                                             --------       --------

      Total loans                            $135,365       $121,759
--------------------------------------------------------------------


The adjustable rate loans generally have interest rate adjustment limitations and are generally indexed to the Company's cost of funds, prime rate, or to the U.S. Treasury Bill rate.

In addition, the Company services loans for other financial institutions and agencies. These loans are originated by the Company and then sold. The Company continues to service these loans and remits the payments received to the purchasing institution. The amounts of these loans were approximately $27,845,000, $28,225,000 and $19,302,000 at June 30, 2004, 2003, and 2002,
respectively.

Transactions in the allowance for loan losses accounts for the years ended June 30, were as follows:

--------------------------------------------------------------
                                  2004        2003       2002
--------------------------------------------------------------
                                        (in thousands)
Balance at beginning of period   $ 1,264    $ 1,235    $ 1,185
Provision for loan losses             60         60         60
Charge offs                          (60)       (40)       (15)
Recoveries                            21          9          5
                                 -------    -------    -------

      Balance at end of period   $ 1,285    $ 1,264    $ 1,235
--------------------------------------------------------------

--------------------------------------------------------------------------------
                                                       June 30,
                                            ------------------------------------
                                            2004         2003          2002
--------------------------------------------------------------------------------
                                                    (in thousands)
Nonperforming loans                        $  659       $1,159       $  175

Nonperforming loans accounted for on
   on a nonaccrual basis                   $  659       $  867       $  175

Amount of gross interest income that
   would have been recognized if the
   loans had performed in accordance
   with original term                      $   49       $   67       $   --
Amount of interest income recognized       $   50       $   45       $   --
Income contractually due but not
   recognized on nonaccrual loans          $    4       $   22       $    6

--------------------------------------------------------------------------------


At June 30, 2004, 2003 and 2002, the Company did not have any restructured or impaired loans. There are no outstanding commitments to lend to borrowers with loans on which the accrual of interest has been discontinued.

4.  Premises and Equipment


Premises and equipment at June 30, were summarized as follows:

--------------------------------------------------------------------------------
                                            2004          2003
--------------------------------------------------------------------------------
                                              (in thousands)
Land                                      $   301        $   301
Building and leasehold improvements         2,766          2,667
Equipment                                   1,575          1,585
Construction in progress                    1,531            162
                                          -------        -------
                                            6,173          4,715
Accumulated depreciation                   (2,022)        (1,988)
                                          -------        -------

      Premises and equipment, net         $ 4,151        $ 2,727
--------------------------------------------------------------------------------

Depreciation expense amounted to $277,226, $249,333 and $259,308, for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company leases part of its Pomfret location to other tenants. Rental income was $24,340, $23,330 and $21,954, for the years ended June 30 2004, 2003, and
2002, respectively.

5.  Deposits


The rates at which the Company paid interest on deposit accounts and the balances at June 30, were as follows:

--------------------------------------------------------------------------------------------
                                               2004                         2003
                                     -------------------------     -------------------------
                                                     Weighted                      Weighted
                                                     Average                       Average
                                       Amount          Rate         Amount           Rate
--------------------------------------------------------------------------------------------
                                                      (dollars in thousands)

Demand deposits                       $ 25,367            --%      $ 23,075            --%
NOW accounts                             9,696          0.25         10,105          0.40
Regular savings                         43,077          0.65         39,283          1.00
Money market accounts                   48,438          1.57         39,090          1.70
Clubs                                      267          4.17            261          4.17
                                      --------                     --------
                                       126,845          0.85        111,814          0.99
                                      --------                     --------

Certificate accounts maturing in:
   Less than one year                   36,607          2.25         38,461          2.34
   One year to two years                17,238          3.19         13,616          3.85
   Two years to three years              9,845          4.12         11,917          3.70
   Three years to five years            12,849          4.11         15,612          4.59
                                      --------                     --------
                                        76,539          3.02         79,606          3.24
                                      --------                     --------
      Total deposits                  $203,384          1.66%      $191,420          1.93%
--------------------------------------------------------------------------------------------


The aggregate amount of individual time deposits of $100,000 or more at June 30, 2004 and 2003, was approximately $24,880,000 and $26,359,000, respectively. Time deposits greater than $100,000 are not federally insured.

6.  Borrowed Funds


At June 30, borrowed funds consisted of the following:

-----------------------------------------------------------------------------------------------------------------
                                                              2004                             2003
                                                  ------------------------------   ------------------------------
                                                                   Weighted                            Weighted
                                                     Amount         Average         Amount             Average
                                                      Due            Rate             Due                Rate
-----------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Short-term borrowing
FHLB Advances                                         $ 13,350           1.72%           $     --            --%
Repurchase agreements                                      790           0.88                  --            --
                                                      --------                           --------
Total short-term borrowings                             14,140           1.67                  --            --

Long-term FHLB advances
Year of maturity:
   2004                                                     --             --               8,250          5.50
   2005                                                  8,545           3.88               5,750          4.76
   2006                                                 12,363           3.22               3,000          4.60
   2007                                                  8,884           4.38               7,000          4.65
   2008                                                    168           3.68                  --            --
   2009                                                  3,129           3.80                  --            --
   2010                                                     11           3.86                  --            --
   2011                                                  3,000           4.88               3,000           4.88
                                                      --------                           --------
Total long-term borrowings                              36,100           3.85              27,000          4.95

      Total borrowed funds                            $ 50,240           3.24%           $ 27,000          4.95%
-----------------------------------------------------------------------------------------------------------------


Federal Home Loan Bank advances are secured by a blanket lien on qualified collateral consisting primarily of first mortgages on residential property and are at fixed rates. The maturity schedule above reflects final maturity; however, some are callable at earlier dates. Repurchase agreements generally have terms of one day and are secured by government agency securities.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston for $2,354,000.

7.  Income Taxes


The components of the income tax expense for the years ended June 30, were as follows:

-------------------------------------------------------
                             2004       2003      2002
-------------------------------------------------------
                                  (in thousands)
Current:
   Federal                   $ 462      $ 353     $ 286
   State                       185        107        67
                             -----      -----     -----
      Total current            647        460       353
                             -----      -----     -----
Deferred:
   Federal                      17         86       (60)
   State                       (11)        36       (14)
                             -----      -----     -----
      Total deferred             6        122       (74)
                             -----      -----     -----
      Income tax expense     $ 653      $ 582     $ 279
-------------------------------------------------------

The principal reasons for the income tax expense differing from the amount of such tax computed by applying the federal statutory tax rate of 34% to reported income before income tax expense were as follows:

--------------------------------------------------------------------------
                                              2004       2003        2002
--------------------------------------------------------------------------
                                                   (in thousands)
Tax on income at statutory rates              $ 749      $ 658      $ 395

   State taxes net of federal benefit           114         94         35
   Dividends received deduction                 (52)       (58)       (55)
   Bank owned life insurance                    (36)       (19)        --
   Tax-exempt municipal income                 (122)      (123)      (111)
   Other items, net                              --         30         15
                                              -----      -----      -----

      Tax at effective rates                  $ 653      $ 582      $ 279
--------------------------------------------------------------------------

The components of deferred taxes included in the balance sheet at June 30, were as follows:


------------------------------------------------------------------------
                                                       2004        2003
------------------------------------------------------------------------
                                                        (in thousands)

   Current tax receivable                             $ 114        $  60
------------------------------------------------------------------------


Deferred tax receivable:
   Allowance for loan losses                          $ 488        $ 465
   Unrealized trading loss carryover                     87          212
   Deferred loan fees                                    49           14
   Contribution carryforward                           --             12
   Deferred compensation                                215          160
   Depreciation                                           2            6
   Capital loss carryforward                             20            5
   Loans held for sale                                    6           (1)
   Interest receivable on nonaccrual loans                2            3
                                                      -----        -----
                                                        869          876
                                                      -----        -----
Deferred tax payable:
   Available-for-sale securities                       (162)        (985)
                                                      -----        -----
                                                       (162)        (985)
                                                      -----        -----

 Net deferred taxes, before valuation allowance         707         (109)
 Valuation allowance                                    (20)         (20)
                                                      -----        -----

 Net deferred tax receivable (payable)                $ 687        $(129)
-------------------------------------------------------------------------


SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that it is more likely than not that it will not realize all of its state tax benefits related to realized and unrealized capital losses and therefore has reserved that portion of its deferred tax assets.

8.  Regulatory Capital


The Company and its subsidiary, weighted assets, and 8.00% for total Putnam Savings Bank, are subject to risk-based capital to risk-weighted
various       regulatory      capital      assets.  As  of  June  30,  2004, the
requirements   administered   by  the      Company and its subsidiary  meets all
federal banking agencies.  Failure to      capital requirements.
meet minimum capital requirements can
initiate   certain    mandatory   and
possibly additional discretionary At June 30, 2004, the Company's and actions by regulators that, if its subsidiary's capital ratios were
undertaken,   could   have  a  direct      considered   well   capitalized   for
material   effect  on  the  Company's      regulatory     purposes.     To    be
financial statements.                      categorized as well capitalized, they
                                           must  maintain  a Tier 1  capital  to
Quantitative measures established by average assets ratio of 5.0%, a Tier regulation to ensure capital adequacy 1 capital to risk-based ratio of at require the Company and its least 6.0%; and a total risk-based subsidiary to maintain minimum ratios capital to risk-weighted assets ratio of 4.00% for Tier 1 capital to of at least 10.0%. There have been no
average  assets,  4.00%  for  Tier  1      subsequent conditions or events which
capital to risk-                           management   believes   have  changed
                                           their status.



The following is a summary of the Company's and its subsidiary's actual capital:

---------------------------------------------------------------------------------------------------------------
PSB Holdings, Inc.                                              2004                           2003
                                                    ----------------------------   ----------------------------
                                                        Amount          Ratio          Amount          Ratio
---------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Total Capital (to Risk-Weighted Assets)                   $ 24,377       15.66%          $ 22,839       16.95%

Tier I Capital (to Risk-Weighted Assets)                    23,047       14.81%            21,515       15.97%

Tier I Capital (to Average Assets)                          23,047        8.87%            21,515        9.01%
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Putnam Savings Bank                                              2004                           2003
                                                    ----------------------------   ----------------------------
                                                        Amount          Ratio          Amount          Ratio
---------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Total Capital (to Risk-Weighted Assets)                   $ 24,358       15.65%          $ 22,837       16.95%

Tier I Capital (to Risk-Weighted Assets)                    23,028       14.79%            21,513       15.97%

Tier I Capital (to Average Assets)                          23,028        8.86%            21,513        9.01%
---------------------------------------------------------------------------------------------------------------

The Company's subsidiary's capital under generally accepted accounting principles (GAAP) is reconciled as follows:

Putnam Savings Bank                                                                June 30,
                                                                             2004             2003
------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Capital under generally accepted accounting principles                       $ 23,283         $ 23,057
Unrealized gains on available-for-sale securities                                (255)          (1,544)
                                                                         ------------     ------------
Tier One Capital                                                               23,028           21,513
Allowance for loan losses                                                       1,285            1,264
Unrealized gains on available-for-sale equity securities                           45               60
                                                                         ------------     ------------
Total Risk-Based capital                                                     $ 24,358         $ 22,837
------------------------------------------------------------------------------------------------------



9.  Retained Earnings


Retained earnings at June 30, 2004 and 2003 include approximately $2,284,000 for which no provision for federal income tax has been made. This amount represents aggregate allocations of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subjected to the then current corporate income tax rate.

10.  Employee Benefits


The Company has a defined work at least 1,000 hours per year, contribution plan that covers and have at least 1 year of service
substantially  all of  the  Company's      with the  Company to be  eligible  to
employees. Contributions to the plan participate. Employees may defer up are discretionary and are voted on to 10% of gross compensation. The annually by the Directors of the Company's matching contribution is
Company.    Costs    expensed    were      discretionary.  For  the  year  ended
$138,021,  $123,586  and $102,000 for      June 30,  2004 the  Company  chose to
the years ended June 30,  2004,  2003      contribute   25%  of  the  employee's
and 2002, respectively.                    deferral  on a  maximum  of 4% of the
                                           employee's    salary.   The   Company
The Company has a 401K plan covering contributed $21,684, $17,508 and each employee. Employees must be 21 $15,118 to the plan during the years
years of age,                              ended June 30,  2004,  2003 and 2002,
                                           respectively.

11.  Other Comprehensive Income


The Company's source of comprehensive income includes the unrealized gains on investment securities.

The components and the related tax effects allocated to other comprehensive income for the years ended June 30, were as follows:

----------------------------------------------------------------------------------------------
                                                                    2004       2003      2002
----------------------------------------------------------------------------------------------
                                                                         (in thousands)

Net income                                                        $ 1,552    $ 1,354   $   884
                                                                  -------    -------   -------

Other comprehensive income:
Unrealized holding gains on securities available for sale          (2,053)     1,647       782
Reclassification adjustment for losses recognized in net income       (58)       111         2
                                                                  -------    -------   -------

Other comprehensive income before tax expense                      (2,111)     1,758       784
Income tax expense related to items of other
comprehensive income                                                 (822)       684       305
                                                                  -------    -------   -------

Other comprehensive income net of tax                              (1,289)     1,074       479
                                                                  -------    -------   -------

Total comprehensive income                                        $   263    $ 2,428   $ 1,363
----------------------------------------------------------------------------------------------

12.  Financial Instruments


The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest risk in excess of the amount recognized in the balance sheet.

The contract or notional amounts of outstanding commitments at June 30, were as follows:

-------------------------------------------------------------
                                          2004          2003
-------------------------------------------------------------
                                             (in thousands)
Commitments to extend credit:
Loan commitments                         $ 4,770      $ 5,650
Unadvanced construction loans              4,623        2,120
Unadvanced lines of credit                10,398        8,618
Standby letters of credit                    145          145

Commitments to purchase securities            --        4,635
                                         -------      -------

Outstanding commitments                  $19,936      $21,168
-------------------------------------------------------------

The Company's exposure to credit loss The Company evaluates each customer's in the event of nonperformance by the creditworthiness on a case-by-case
other   party   to   the    financial      basis.   The  amount  of   collateral
instrument for commitments to extend obtained, if deemed necessary by the credit is represented by the Company upon extension of credit, is contractual amount of those based on management's credit instruments. The Company uses the evaluation of the counterparty.
same   credit   policies   in  making      Collateral  held  is  primarily  real
commitments      and      conditional      property.
obligations as it does for on-balance
sheet instruments. Commitments to Standby letters of credit are extend credit are agreements to lend conditional commitments issued by the to a customer as long as there is no Company to guarantee the performance
violation     of    any     condition      of a customer to a third  party.  The
established in the contract. credit risk involved in issuing Commitments generally have fixed letters of credit is essentially the expiration dates or other termination same as that involved in a loan
clauses and may require  payment of a      commitment.
fee.  Since  some of the  commitments
may expire without being drawn upon, Management does not anticipate any the total commitment amounts do not material losses as a result of these
necessarily   represent  future  cash      commitments.
requirements.


The estimated fair values of the Company's financial instruments at June 30, were as follows:

-------------------------------------------------------------------------------
                                        2004                       2003
                                ---------------------     ---------------------
                                Carrying        Fair      Carrying        Fair
                                 Amount        Value       Amount        Value
-------------------------------------------------------------------------------
                                                (in thousands)
Financial assets
Cash and cash equivalents       $  7,427        7,427     $ 13,280       13,280
Investment securities            126,866      126,866      102,683      102,683
Loans receivable                 133,955      133,255      120,464      122,031
Loans held-for-sale                1,998        1,998        1,051        1,051
Accrued income receivable          1,421        1,421        1,274        1,274

Financial liabilities
Deposits                         203,384      204,661      191,420      193,262
Borrowed funds                    50,240       50,509       27,000       28,288
Mortgagors' escrow accounts          895          895          852          852
-------------------------------------------------------------------------------


Commitments to extend credit and standby letters of credit have short maturities and therefore have no significant fair values.

13. Minority Stock Offering


On April 7, 2004, the Board of Directors unanimously adopted a plan of stock issuance pursuant to which PSB Holdings, Inc. will sell 44.5% of its common stock to eligible depositors of its subsidiary, Putnam Saving Bank, in a subscription offering and, if necessary, to the general public if a community or a syndicated community offering is held. After the offering, 53.7% of PSB Holdings, Inc.'s outstanding common stock will be owned by Putnam Bancorp MHC, Inc. a mutual holding company formed in May 2003. The plan is subject to approval by the Office of Thrift Supervision.

In addition, PSB Holdings, Inc. intends to issue shares of common stock, equal to 4% of the number of shares of common stock sold in the offering, to a charitable foundation to support its ongoing commitment to its community. Putnam Savings Bank has also adopted an Employee Stock Ownership Plan, which will purchase 8% of the common stock issued in connection with the offering, including shares issued to the charitable foundation.

In conjunction with the stock issuance plan, Putnam Savings Bank has applied for a federal charter and upon approval will be regulated by the Office of Thrift Supervision.

The costs associated with the stock offering will be deferred and will be deducted from the proceeds upon sale and issuance of the stock. In the event, the stock offering is not completed, costs will be expensed. At June 30, 2004 deferred costs totaled $267,000.

                                            SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PSB HOLDINGS, INC.


Date: November 12, 2004                 By: /s/ Robert G. Cocks, Jr.
                                           -------------------------------------
                                           Robert G. Cocks, Jr.
                                           President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Robert J. Halloran, Jr.         By: /s/ Thomas A. Borner
   -----------------------------            -----------------------------------
   Robert J. Halloran, Jr.                  Thomas A. Borner
   Chief Financial Officer                  Chairman of the Board of Directors

Date:  November 10, 2004                Date:  November 10, 2004


By: /s/ A. Leon Archambault             By:
   -----------------------------            -----------------------------------
   A. Leon Archambault                      Maurice P. Beaulac
   Director                                 Director

Date:  November 10, 2004                Date:  November __, 2004


By: /s/ Paul M. Kelly                   By: /s/ Richard A. Loomis
   -----------------------------            -----------------------------------
   Paul M. Kelly                            Richard A. Loomis
   Director                                 Director

Date: November 10, 2004                 Date: November 12, 2004


By:                                     By: /s/ Mary E. Patenaude
   -----------------------------            -----------------------------------
   Wilbur D. Neumann                        Mary E. Patenaude
   Director                                 Director

Date: November __, 2004                 Date: November 12, 2004


By:                                     By: /s/ Robert G. Cocks, Jr.
   -----------------------------            -----------------------------------
   Charles H. Puffer                        Robert G. Cocks, Jr.
   Director                                 Director

Date: November __, 2004                 Date: November 12, 2004