Form 10QSB
period 2004-09-30
PSB Holdings, Inc.
filed 2004-11-15
CIK 1293211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from ______________ to _____________

                  Commission file number
                                          --------------------------------------


                               PSB Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         United States                                           42-1597948
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                    40 Main Street, Putnam, Connecticut 06260
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (860) 928-6501
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                        No         X
    -------------------      --------------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                        No         X
    -------------------      --------------------


         As of September 30, 2004, there were no shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format:

Yes                        No         X
    -------------------      --------------------

                               PSB Holdings, Inc.

                                Table of Contents
--------------------------------------------------------------------------------




Part I.   FINANCIAL INFORMATION
                                                                                                           Page No.
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition (Unaudited) at September 30, 2004 and
                June 30, 2004 ..................................................................................2

          Consolidated Statements of Income (Unaudited) for the Three Months Ended
                September 30, 2004 and 2003.....................................................................3

          Consolidated Statements of Changes in Capital Accounts (Unaudited) for the Three Months Ended
                September 30, 2004 and 2003 ....................................................................4

          Notes to Financial Statements (Unaudited).............................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................................................9

Item 3.   Controls and Procedures...............................................................................14

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................................................14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...........................................14

Item 3.   Defaults Upon Senior Securities.......................................................................14

Item 4.   Submission of Matters to a Vote of Security Holders...................................................14

Item 5.   Other Information.....................................................................................14

Item 6.   Exhibits..............................................................................................14


SIGNATURES      ................................................................................................14


                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                               PSB Holdings, Inc.

                 Consolidated Statements of Financial Condition
                                   (Unaudited)


-------------------------------------------------------------------------
                                                September 30,     June 30,
                                                    2004            2004
                                                  -----------------------
                                                       (in thousands)
ASSETS
Cash and due from depository institutions         $  6,255       $  5,327
Federal funds sold and money market accounts        33,280          2,100
Available-for-sale securities                      157,066        116,573
Loans receivable,  net                             140,789        135,953
Premises and equipment, net                          4,162          4,151
Accrued income receivable                            1,434          1,421
BOLI                                                 2,215          2,189
Other assets                                         1,204          1,178
                                                  -----------------------
TOTAL ASSETS                                      $346,405       $268,892
                                                  -----------------------

LIABILITIES AND CAPITAL ACCOUNTS
Deposits:
   Non-interest bearing                           $ 23,728       $ 25,370
   Interest bearing                                180,984        178,017
                                                  -----------------------
Total deposits                                     204,712        203,387
Borrowed funds                                      51,458         50,240
Mortgagors' escrow accounts                            427            895
Stock offering escrow account                       64,282             --
Other liabilities                                    1,124          1,361
                                                  -----------------------
Total Liabilities                                  322,003        255,883


Capital Accounts:
Additional paid-in capital                              51             51
Retained earnings                                   23,421         22,996
Accumulated other comprehensive income (loss)          930            255
                                                  -----------------------
Total Capital Accounts                              24,402         23,302
                                                  -----------------------
TOTAL LIABILITIES AND CAPITAL ACCOUNTS            $346,405       $279,185
-------------------------------------------------------------------------



                 See notes to consolidated financial statements.

                               PSB Holdings, Inc.

                        Consolidated Statements of Income
                                   (Unaudited)



------------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                         September 30,
                                                               ---------------------------------
                                                                   2004               2003
                                                               ---------------------------------
                                                               (in thousands)
Interest income:
   Interest on loans                                                 $ 2,033            $ 1,964
   Interest and dividends on investments
      and deposits                                                     1,375              1,011
                                                               ---------------------------------
Total interest income                                                  3,408              2,975

Interest expense:
   Deposits and escrow                                                   884                922
   Borrowed money                                                        422                319
                                                               ---------------------------------
Total interest expense                                                 1,306              1,241
                                                               ---------------------------------
Net interest income                                                    2,102              1,734

Provision for loan losses                                                 23                 15
                                                               ---------------------------------


Net interest income after provision for loan losses                    2,079              1,719

Noninterest income:
    Service charges and other fees                                       240                269
    Realized gains on loan sales                                          21                 37
    Realized gains on investments                                          -                 29
                                                               ---------------------------------
Total noninterest income                                                 261                335

Noninterest expenses:
   Salaries                                                              740                674
   Employee benefits and taxes                                           265                233
   Occupancy and equipment                                               183                147
   Professional fees                                                      66                 63
   Marketing                                                              64                 50
   Office supplies                                                        23                 27
   Outside service fees                                                  127                120
   Other                                                                 277                216
                                                               ---------------------------------
Total noninterest expenses                                             1,745              1,530
                                                               ---------------------------------
Income before income tax expense                                         595                524
Income tax expense                                                       170                155
                                                               ---------------------------------
NET INCOME                                                             $ 425              $ 369
------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                               PSB Holdings, Inc.

             Consolidated Statements of Changes in Capital Accounts
                                   (Unaudited)



--------------------------------------------------------------------------------
                                                         Accumulated
                                Additional                  Other        Total
                                 paid-in      Retained   Comprehensive   Capital
                                 capital      Earnings   Income (Loss)  Accounts
--------------------------------------------------------------------------------
                                   (in thousands)

Balance at June 30, 2003        $     --     $ 21,515     $  1,544     $ 23,059

Net income                            --          369           --          369

Other comprehensive income            --           --         (281)        (281)
                                --------     --------     --------     --------

Balance at September 30, 2003         --     $ 21,884     $  1,263     $ 23,147
-------------------------------------------------------------------------------

Balance at June 30, 2004        $     51     $ 22,996     $    255     $ 23,302

Net income                            --          425           --          425

Other comprehensive loss              --           --          675          675
                                --------     --------     --------     --------

Balance at September 30, 2004   $     51     $ 23,421     $    930     $ 24,402
-------------------------------------------------------------------------------




                 See notes to consolidated financial statements.

                               PSB Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


-------------------------------------------------------------------------------
                                                           For the Three Months
                                                            Ended September 30,
                                                              2004       2003
-------------------------------------------------------------------------------
                                                                (in thousands)
Cash flows from operating activities
Net income                                                 $    425    $    369
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses                                        23          15
Depreciation                                                     87          64
Net amortization on available-for-sale securities               113         182
Net realized investment security gains                           --          29
Originations of loans for resale                             (2,216)     (4,664)
Proceeds from sale of loans                                   3,861       4,614
Gain on sale of loans                                           (21)        (38)
Net change in:
Accrued income receivable                                       (13)        (29)
Deferred loan fees                                              (10)        (52)
Other assets                                                   (457)        (70)
Stock offering escrow account                                64,282          --
Other liabilities                                              (237)       (165)
                                                           --------    --------
Net cash provided by operating activities                    65,837         255
                                                           --------    --------

Cash flows from investing activities
Proceeds from sales of
available-for-sale securities                                 1,000       1,371
Proceeds from maturities of
available-for-sale securities                                 6,179      11,044
Purchase of available-for-sale securities                   (36,386)    (10,142)
Loan originations net of principal payments                  (6,473)     (3,601)
Proceeds from the sale foreclosed real estate                    --
Investment in Bank owned life insurance                         (26)        (24)
Purchase of premises and equipment                              (98)       (255)
                                                           --------    --------
Net cash used by investing activities                       (35,804)     (1,607)
                                                           --------    --------

Cash flows from financing activities
Change in savings and demand deposit accounts                (1,000)      4,730
Change in time deposit accounts                               2,325      (1,975)
Proceeds from long term borrowings                               --        1,500
Repayments of long term borrowings                             (598)     (6,500)
Net change in short term borrowings                           1,816          --
Change in mortgagors' escrow account                           (468)       (364)
Change in dividends paid                                         --         (20)
                                                           --------    --------
Net cash provided by financing activities                     2,075      (2,629)
                                                           --------    --------

Increase in cash and cash equivalents                        32,108      (3,981)
Cash and cash equivalents at beginning of year                7,427      13,281
                                                           --------    --------
Cash and cash equivalents at end of year                   $ 39,535    $  9,300
-------------------------------------------------------------------------------

Supplemental disclosures Non-cash investing activities:
Transfer of loans to foreclosed real estate                $     --    $     --
Cash paid during the year for:
Interest                                                   $  1,278    $  1,271
Income taxes                                               $    102    $    100



                 See notes to consolidated financial statements.

                               PSB Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - Organization

PSB Holdings, Inc. (Company) is a federally chartered holding company that was initially formed on May 27, 2003 as a state-chartered holding company for the purpose of acquiring all of the common stock of Putnam Savings Bank (Bank) concurrent with the Bank's reorganization from a mutual savings institution to the mutual holding company form of organization. No shares were offered to the public as part of this reorganization.

On October 4, 2004, PSB Holdings, Inc. sold 2,832,629 shares of its common stock at $10.00 per share to depositors of Putnam Savings Bank and certain other persons, and issued 3,729,846 shares of its common stock to Putnam Bancorp, MHC. In addition, the Company issued 123,588 shares to a charitable foundation established by Putnam Savings Bank.

Costs incurred in connection with the offering were recorded as a reduction of the proceeds from the offering and amounted to $1,050,661 at October 4, 2004


NOTE  2 - Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending June 30, 2005.

NOTE 3 - Investment Securities

The carrying value and estimated market values of investment securities are as follows:

-------------------------------------------------------------------------------------------
                                                September 30, 2004
-------------------------------------------------------------------------------------------
                                          Amortized      Gross Unrealized       Estimated
                                         Cost Basis     Gain        (Loss)     Market Value
-------------------------------------------------------------------------------------------
                                                          (in thousands)
Debt securities:
US government and agency obligations:
From one through five years               $  17,078   $      62    $     (39)   $  17,101
                                          ---------   ---------    ---------    ---------
                                             17,078          62          (39)      17,101
                                          ---------   ---------    ---------    ---------

State agency and municipal obligations:
From five through ten years                     609          31           --          640
After ten years                               8,510         422           --        8,932
                                          ---------   ---------    ---------    ---------
                                              9,119         453           --        9,572
                                          ---------   ---------    ---------    ---------

Corporate bonds and other obligations:
Due within one year                           4,831         115           --        4,946
From one through five years                  17,189         420          (54)      17,555
After ten years                               8,139         326         (201)       8,264
                                          ---------   ---------    ---------    ---------
                                              30,159        861         (255)      30,765
                                          ---------   ---------    ---------    ---------

Mortgage-backed securities                   59,845         615         (309)      60,151
                                          ---------   ---------    ---------    ---------

Total debt securities                       116,201       1,991         (603)     117,589
                                          ---------   ---------    ---------    ---------

Marketable equity securities:
Common stock                                  3,322          69          (10)       3,381
Preferred stock                              36,020          76           --       36,096
                                          ---------   ---------    ---------    ---------

Total equity securities                      39,342         145          (10)      39,477
                                          ---------   ---------    ---------    ---------


Total available-for-sale securities       $ 155,543   $   2,136    $    (613)   $ 157,066
-----------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------
                                  June 30, 2004
----------------------------------------------------------------------------------------
                                          Amortized    Gross Unrealized      Estimated
                                         Cost Basis   Gain        (Loss)    Market Value
----------------------------------------------------------------------------------------
                                 (in thousands)
Debt securities:
US government and agency obligations:
From one through five years               $ 15,072   $      4    $   (143)   $ 14,933
                                          --------   --------    --------    --------
                                            15,072          4        (143)     14,933
                                          --------   --------    --------    --------

State agency and municipal obligations:
From five through ten years                     --         17          --          17
After ten years                              8,509        168          --       8,677
                                          --------   --------    --------    --------
                                             8,509        185          --       8,694
                                          --------   --------    --------    --------

Corporate bonds and other obligations:
Due within one year                          3,021         51          --       3,072
From one through five years                 20,080        535         (87)     20,528
After ten years                              8,138        243        (195)      8,186
                                          --------   --------    --------    --------
                                            31,239        829        (282)     31,786
                                          --------   --------    --------    --------

Mortgage-backed securities                  61,144        475        (753)     60,866
                                          --------   --------    --------    --------

Total debt securities                      115,964      1,493      (1,178)    116,279
                                          --------   --------    --------    --------

Marketable equity securities:
Common stock                                 3,160         88          (3)      3,245
Preferred stock                              6,716         23          (6)      6,733
                                          --------   --------    --------    --------

Total equity securities                      9,876        111          (9)      9,978
                                          --------   --------    --------    --------

Total available-for-sale securities       $125,840   $  1,604    $ (1,187)   $126,257
-------------------------------------------------------------------------------------


Gross gains of $29,000 were realized on available-for-sale securities for the three months ended September 30, 2003. There were no realized losses on available-for-sale securities for the years ended September 30, 2004, and 2003.

NOTE 4 - Allowance for Loan Losses

The following summarizes the changes in allowance for loan losses for the three months ended September 30:

------------------------------------------------------------------
                                                Three Months Ended
                                                  September 30,
                                               -----------------
                                                 2004      2003
                                               -------   -------
                                                 (in thousands)
Balance, beginning of period                   $ 1,285   $ 1,264
     Provision for loan losses                      23        15
     Chargeoffs                                     --        (5)
     Recoveries                                     17         1
                                               -------   -------
Balance, end of period                         $ 1,325   $ 1,275
------------------------------------------------------------------


At September 30, 2004 and June 30, 2004, the Company had loans with balances of $632,000 (representing 7 loans) and $657,000 (representing 8 loans), respectively, on nonaccrual status. The loans were not considered impaired.

NOTE 5 -  Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The Company's one source of other comprehensive income is the net unrealized gain (loss) on securities.

----------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                               September 30,
                                                                            ------------------
                                                                              2004       2003
                                                                            ------------------
                                                                             (in thousands)
Net Income                                                                  $   425    $   369
                                                                            ------------------
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities        1,106       (427)
Reclassification adjustment for gain recognized in net income                  --          (29)
                                                                            ------------------
Other comprehensive income (loss) before tax expense                          1,106       (456)
Income tax expense (benefit) related to items of other comprehensive           (431)       175
income (loss)
Change in income tax valuation allowance                                       --         --
                                                                            ------------------
Other comprehensive income net of tax                                           675       (281)
                                                                            ------------------
Total comprehensive income                                                  $ 1,100    $    88
----------------------------------------------------------------------------------------------


NOTE  6  -  Commitment to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition.

The contractual amounts of outstanding commitments were as follows:

-------------------------------------------------------------------------------
                                              September 30,        June 30,
                                                   2004              2004
                                              ---------------------------------
                                                         (in thousands)
Commitments to extend credit:
     Loan commitments                                $ 5,554           $ 4,770
     Unadvanced construction loans                     5,166             4,623
     Unadvanced lines of credit                       10,830            10,398
     Standby letters of credit                            41               145
                                              ---------------------------------
          Outstanding commitments                   $ 21,591          $ 19,936
-------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis or Plan of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 2004 and 2003, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document. These financial statements should be read in conjunction with the 2004 consolidated financial statements and notes thereto included in the Company's Form 10-KSB.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is concluding this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Company's results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges. Gains on sales of loans and securities and cash surrender value of life insurance policies are added sources of noninterest income. The Company's noninterest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Comparison of Financial Condition at September 30, 2004 and June 30, 2004

Assets

Total assets of the Company were $346.4 million at September 30, 2004, an increase of $67.2 million or 24.1%, compared to $279.2 million at June 30, 2004. Investments in available-for-sale securities increased $30.2 million or 23.8%, to $157.0 million at September 30, 2004 compared to $126.8 million at June 30, 2004. Federal funds sold was $33.2 million at September 30, 2004, an increase of $31.1 million, compared to $2.1 million at June 30, 2004. The growth in securities and federal funds sold was primarily due to the $64.3 million in the Stock Offering Escrow account that was originated during the quarter ended September 30, 2004. Net loans outstanding increased $4.8 million to $140.8 million at September 30, 2004 compared to $136.0 million at June 30, 2004.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at September 30, 2004 and June 30, 2004, respectively.

-------------------------------------------------------------------------------
                                                September 30,      June 30,
                                                   2004              2004
                                              ---------------------------------
                                                   (dollars in thousands)
Allowance for loan losses                      $    1,324         $    1,285
Gross loans outstanding                        $  142,113         $  137,238
Nonperforming loans                            $      632         $      657
Allowance/Loans outstanding                          0.93%              0.94%
Allowance/Nonperforming loans                         209%               209%
-------------------------------------------------------------------------------


Past due and Nonperforming loans

The following table sets forth information regarding past due and non-accrual loans:

--------------------------------------------------------------------------------
                                                   September 30,       June 30,
                                                       2004             2004
                                                  ------------------------------
                                                   (in thousands)

Past due 30 days through 89 days and accruing      $  259              $  602
Past due 90 days or more and nonaccruing           $  632              $  657
--------------------------------------------------------------------------------


Liabilities

Total liabilities increased $66.1 million, or 25.8%, from $255.9 million at June 30, 2004 to $322.0 million at September 30, 2004, primarily due to the Stock Offering Escrow account. Deposits increased $1.3 million, or .7%, from $203.4 million at June 30, 2004 to $204.7 million at September 30, 2004. Total borrowed funds, including FHLB Advances, increased by $1.2 million from June 30, 2004 to September 30, 2004.

Capital

Total capital increased $1.1 million to $24.4 million at September 30, 2004 from $23.3 million at June 30, 2004. The increase was due to net income of $425,000 and an increase in accumulated other comprehensive income of $675,000.

Net Income

For the three months ended September 30, 2004, the Company reported net income of $425,000, an increase of $56,000 or 15.2% compared to the year ago period. The increase was primarily due to a $368,000 increase in net interest and dividend income, partially offset by a decrease of $74,000 in noninterest income and an increase of $215,000 in noninterest expense.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2004 totaled $2.1 million compared to $1.7 million for the same period in 2003. This represented an increase of $368,000 or 21.2%. The change in net interest and dividend income was primarily due to increased levels of average interest-earning assets together with a reduction in the cost of funds due to the lower interest rate environment.

Interest and dividend income amounted to $3.4 million and $3.0 million for the three months ended September 30, 2004 and 2003, respectively. Average interest-earning assets were $284.3 million for the quarter ended September 30, 2004, an increase of $54.4 million, or 23.7%, compared to $229.9 million for the quarter ended September 30, 2003. The increase in average interest-earning assets was primarily due to loans and securities. The yield earned on average interest-earning assets decreased to 4.83% for the three months ended September 30, 2004 from 5.22% for the three months ended September 30, 2003.

Interest expense for the current quarter was $1.3 million, an increase of $65,000, or 5.2%, from the $1.2 million reported in the same quarter last year. Average interest-bearing liabilities grew $51.8 million during the quarter ended September 30, 2004 from $216.7 million to $268.5 million primarily due an increase in deposits of $21.9 million and an increase in other borrowings of $29.9 million. The average cost of funds decreased to 1.95% for the quarter ended September 30, 2004 from 2.29% for the year ago period, primarily due to the lower interest rate environment.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2004 was $22,500, which is $7,500 more than the $15,000 recorded for the three months ended September 30, 2003. The Bank recorded $17,000 in recoveries for the quarter ended September 30, 2004.

Noninterest income

For the quarter ended September 30, 2004, noninterest income was $261,000 compared to $335,000 in the same quarter a year ago. The decrease of $74,000 was primarily due to a decrease in Brokerage income of $33,000 and a decrease in net gains from loan sales and net gains in securities sales of $16,000 and $29,000, respectively.

Noninterest expense

Noninterest expense for the quarter ended September 30, 2004 was $1.7 million, an increase of $215,000, or 14.1%, from $1.5 million in the quarter ended September 30, 2003. Salaries and benefits increased $98,000, or 10.8%. Occupancy expense increased $36,000, or 24.5%, primarily due to an increase in depreciation expense of $35,000. Other noninterest expenses increased $82,000 or 17.0%.

Provision for Income Taxes

Reflecting the increase in pretax net income of $75,000, the income tax provision for the quarter ended September 30, 2004 was $170,000 compared to $155,000 for the quarter ended September 30, 2003.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of September 30, 2004 of $50 million with unused borrowing capacity of $69 million. For the quarter ended September 30, 2004, another main source of liquidity was the proceeds from the Company's stock offering.

The Bank's primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended September 30, 2004 and 2003, the Bank originated loans net of principal payments of approximately $6.5 million and $3.6 million, respectively. Purchases of securities totaled $36.4 million and $10.1 million, for the three months ended September 30, 2004 and 2003, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. The Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

Certificates of deposits totaled $62.9 million at September 30, 2004. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at September 30, 2004 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at September 30, 2004.

-------------------------------------------------------------------------
                                           Required            Bank
                                        ---------------------------------
Tier 1  Capital                               4%              7.90%
Total Risk Based Capital                      8%              12.68%
Tier 1  Risk Based Capital                    8%              11.97%
-------------------------------------------------------------------------


Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's or the Bank's liquidity, capital or operations.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

For the three months ended September 30, 2004, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and in timely altering them to material information relating to the Company (or its consolidated subsidiaries) required to be filed in its periodic SEC filings.

There has been no change in the Company's internal control over financial reporting in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II. - OTHER INFORMATION

Item 1.  Legal Proceedings - Not applicable
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds -
            Not applicable
Item 3.  Defaults Upon Senior Securities - Not applicable
Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable
Item 5.  Other Information - Not applicable
Item 6.  Exhibits

      Exhibits
         31.1     Chief  Executive  Officer  Certification  pursuant  to 17  CFR
                  240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2     Chief  Financial  Officer  Certification  pursuant  to 17  CFR
                  240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1     Chief Executive  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2     Chief Financial  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PSB HOLDINGS, INC.
                                         (Registrant)


Date  November 15, 2004                   /s/  Robert G. Cocks, Jr.
    -------------------------             --------------------------------------
                                          Robert G. Cocks, Jr.
                                          President and Chief Executive Officer



Date  November 15, 2004                   /s/  Robert J. Halloran, Jr.
    -------------------------             --------------------------------------
                                          Robert J. Halloran, Jr.
                                          Vice President and Treasurer

CERTIFICATIONS


CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 17 CFR 240.13a-14

I, Robert G. Cocks, Jr., certify that:

         1) I have reviewed this quarterly report Form 10-QSB of PSB Holdings, Inc.,

         2) Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

         4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and we have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;


                  c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's first fiscal quarter in this case) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: November 15, 2004
     ---------------------------------------


/s/  Robert G. Cocks, Jr.
--------------------------------------------
Robert G. Cocks, Jr.
President and Chief Executive Officer
                                       15

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 17 CFR 240.13a-14

I, Robert J. Halloran, Jr., certify that:

         1) I have reviewed this quarterly report Form 10-QSB of PSB Holdings, Inc.,

         2) Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

         4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and we have:

                  a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;


                  c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's first fiscal quarter in this case) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




Date: November 15, 2004
     ---------------------------------------



/s/  Robert J. Halloran, Jr.
--------------------------------------------
Robert J. Halloran, Jr.
Vice President and Treasurer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------


In connection with the Quarterly Report of PSB Holdings, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
G. Cocks, Jr., President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Bank.



                                           /s/  Robert G. Cocks, Jr.
                                           -------------------------------------
                                           Robert G. Cocks, Jr.
                                           President and Chief Executive Officer

                                           Dated: November 15, 2004

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------


In connection with the Quarterly Report of PSB Holdings, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
J. Halloran, Jr., Sr. Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Bank.



                                           /s/  Robert J. Halloran, Jr.
                                           -------------------------------------
                                           Robert J. Halloran, Jr.
                                           Vice President and Treasurer

                                           Dated: November 15, 2004