Form 10QSB
period 2004-12-31
PSB Holdings, Inc.
filed 2005-02-14
CIK 1293211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                               For the quarterly period ended December 31, 2004
                               ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                 For the transition period from ______________ to _____________

                            Commission file number           0-50970
                                                   ----------------------------


                               PSB Holdings, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        United States                                            42-1597948
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                              Identification No.)

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

Yes       X                No
    --------------------     -----------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                        No         X
    -------------------      -----------------

        As of December 31, 2004, there were 6,943,125 shares of the registrant's common stock outstanding.

                               PSB Holdings, Inc.

                                Table of Contents
-------------------------------------------------------------------------------




Part I. FINANCIAL INFORMATION
                                                                      Page No.
                                                                      --------
Item 1. Financial Statements

        Consolidated Statements of Financial Condition
        at December 31, 2004 (Unaudited) and
        June 30, 2004 (Audited)............................................. 1

        Consolidated Statements of Income for the Three Months
        Ended and Six Months Ended December 31, 2004 and 2003
        (Unaudited)......................................................... 2

        Consolidated Statements of Cash Flows for the Six Months Ended
        December 31, 2004 and 2003 (Unaudited).............................. 3

        Notes to Financial Statements (Unaudited)........................... 4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................9

Item 3. Controls and Procedures..............................................15

Part II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........15

Item 3. Defaults Upon Senior Securities......................................15

Item 4. Submission of Matters to a Vote of Security Holders..................15

Item 5. Other Information....................................................15

Item 6. Exhibits and Reports on Form 8-K.....................................15


SIGNATURES...................................................................16

                          Part I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                               PSB Holdings, Inc.

                 Consolidated Statements of Financial Condition
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                            December 31,       June 30,
                                                               2004              2004
                                                          --------------------------------
                                                                     (in thousands)
ASSETS
Cash and due from depository institutions                       $ 6,511           $ 5,327
Federal funds sold and money market accounts                        400             2,100
Available-for-sale securities                                   161,269           126,866
Loans receivable,  net                                          147,229           135,953
Premises and equipment, net                                       4,385             4,151
Accrued income receivable                                         1,532             1,421
BOLI                                                              2,240             2,189
Other assets                                                      1,221             1,178
                                                          --------------------------------
TOTAL ASSETS                                                  $ 324,787         $ 279,185
                                                          --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                        $ 23,201          $ 25,370
   Interest bearing                                             195,702           178,017
                                                          --------------------------------
Total deposits                                                  218,903           203,387
Borrowed funds                                                   51,240            50,240
Mortgagors' escrow accounts                                         900               895
Other liabilities                                                 1,477             1,361
                                                          --------------------------------
Total Liabilities                                               272,520           255,883

Stockholders' Equity
Prefered stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding
Common stock, $.10 par value,  12,000,000 shares authorized,
  6,943,125 shares issued and outstanding at December 31, 2004      694                 -
Additional paid-in capital                                       30,399                51
Retained earnings                                                22,981            22,996
Unearned ESOP shares                                             (2,539)                -
Accumulated other comprehensive income (loss)                       732               255
                                                          --------------------------------
Total Stockholders' Equity                                       52,267            23,302
                                                          --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 324,787         $ 279,185
------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                               PSB Holdings, Inc.

                        Consolidated Statements of Income
                                   (Unaudited)
--------------------------------------------------------------------------------

                                       Three Months Ended        Six Months Ended
                                          December 31,              December 31,
                                     -----------------------   ---------------------
                                       2004         2003         2004        2003
                                     -----------------------   ---------------------
                                                      (in thousands)
Interest income:
   Interest on loans                 $   2,153    $   1,977    $   4,186  $   3,941
   Interest and dividends
      on investments and deposits        1,486        1,035        2,861      2,046
                                     -----------------------   ---------------------
Total interest income                    3,639        3,012        7,047      5,987

Interest expense:
   Deposits and escrow                     931          894        1,815      1,816
   Borrowed money                          426          254          848        573
                                     -----------------------   ---------------------
Total interest expense                   1,357        1,148        2,663      2,389
                                     -----------------------   ---------------------
Net interest income                      2,282        1,864        4,384      3,598

Provision for loan losses                   25           15           48         30
                                     -----------------------   ---------------------
Net interest income after provision
   for loan losses                       2,257        1,849        4,336      3,568

Noninterest income:
    Service charges and other fees         227          264          467        533
    Realized gains on loan sales            21           17           42         54
    Realized gains on investments           19            7           19         36
                                     -----------------------   ---------------------
Total noninterest income                   267          288          528        623

Noninterest expense:
   Salaries                                742          654        1,482      1,328
   Employee benefits and taxes             270          265          535        498
   Occupancy and equipment                 202          160          385        307
   Charitable contributions              1,253           15        1,261         17
   Professional fees                        77           66          143        129
   Marketing                                64           55          128        105
   Office supplies                          33           27           56         54
   Outside service fees                    134          121          261        241
   Other                                   265          239          534        453
                                     -----------------------   ---------------------
Total noninterest expense                3,040        1,602        4,785      3,132
                                     -----------------------   ---------------------
Income before income tax expense          (516)         535           79      1,059
Income tax expense                        (237)         154          (67)       309
                                     -----------------------   ---------------------
NET INCOME                           $    (279)   $     381    $     146  $     750
------------------------------------------------------------------------------------


                See notes to consolidated financial statements.

                               PSB Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                            For the Six-Months
                                                                            Ended December 31,
                                                                           2004             2003
-------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Cash flows from operating activities
Net income                                                            $           146    $         750
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses                                                      48               23
    Depreciation                                                                  173              132
    Net amortization on available-for-sale securities                             228              366
    Loss on derivative instruments                                                  -                -
    Net gain on sale and writedown of foreclosed real estate                        -                -
    Net realized investment security gains                                        (19)              22
    Originations of loans for resale                                           (4,644)          (7,975)
    Proceeds from sale of loans                                                 5,833            8,635
    Gain on sale of loans                                                         (41)             (54)
    Net change in:
      Accrued income receivable                                                  (111)             (91)
      Deferred loan fees                                                           (4)              (6)
      Other assets                                                               (348)             (96)
      Stock offering escrow account                                                 -                -
      Other liabilities                                                           116             (317)
                                                                      ---------------------------------
    Net cash provided by operating activities                                   1,377            1,389
                                                                      ---------------------------------
Cash flows from investing activities
Proceeds from sales of
  available-for-sale securities                                                23,113            1,488
Proceeds from maturities of
  available-for-sale securities                                                16,286           19,084
Purchase of available-for-sale securities                                     (73,229)         (27,859)
Loan originations net of principal payments                                   (12,468)          (8,159)
Proceeds from the sale foreclosed real estate                                       -
Investment in bank owned life insurance                                           (51)             (48)
Purchase of premises and equipment                                               (407)            (777)
                                                                      ---------------------------------
    Net cash used by investing activities                                     (46,756)         (16,271)
                                                                      ---------------------------------
Cash flows from financing activities
Change in savings and demand deposit accounts                                  (4,208)           4,146
Change in time deposit accounts                                                19,729           (2,515)
Proceeds from long term borrowings                                             10,500            9,000
Repayments of long term borrowings                                            (12,246)          (7,250)
Net change in short term borrowings                                             2,746            4,000
Change in mortgagors' escrow account                                                -                -
Change in common stock                                                            694                -
Change in paid-in capital                                                      30,348                -
Change in unearned ESOP shares                                                 (2,539)               -
Change in dividends paid/declared                                                (161)             (20)
                                                                      ---------------------------------
    Net cash provided by financing activities                                  44,863            7,361
                                                                      ---------------------------------
Increase in cash and cash equivalents                                            (516)          (7,521)
Cash and cash equivalents at beginning of year                                  7,427           13,281
                                                                      ---------------------------------
      Cash and cash equivalents at end of year                        $         6,911    $       5,760
-------------------------------------------------------------------------------------------------------
Supplemental disclosures
Non-cash investing activities:
  Transfer of loans to foreclosed real estate                         $             -    $           -
Cash paid during the year for:
  Interest                                                            $         2,652    $       2,418
  Income taxes                                                        $           371    $         470



                See notes to consolidated financial statements.

                               PSB Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)




NOTE 1 - Organization

PSB Holdings, Inc. (Company) is a federally chartered holding company formed on May 27, 2003 for the purpose of acquiring all of the common stock of Putnam Savings Bank (Bank) concurrent with the Bank's reorganization from a mutual savings institution to the mutual holding company form of organization. No shares were offered to the public as part of this reorganization.

On October 4, 2004, the Company sold 3,089,691 shares of its common stock to depositors of the Bank and certain other persons, and issued shares of its common stock to Putnam Bancorp, MHC. After the stock offering, purchasers in the offering own 44.5% of outstanding shares of common stock, and Putnam Bancorp, MHC owns 53.7% of the Company's outstanding shares of common stock. In addition, shares of common stock, equal to 4% of the shares sold were issued to a charitable foundation established by the Bank.

Costs incurred in connection with the offering were recorded as a reduction of the proceeds from the offering and amounted to $1.1 million.



NOTE  2 - Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending June 30, 2005.

NOTE 3 - Investment Securities

The carrying value and estimated market values of investment securities are as follows:


---------------------------------------------------------------------------------------------------------------
                                                                       December 31, 2004
---------------------------------------------------------------------------------------------------------------
                                                  Amortized            Gross Unrealized            Estimated
                                                  Cost Basis          Gain           (Loss)       Market Value
---------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Debt securities:
US government and agency obligations:
From one through five years                     $      23,067    $          13   $         (97)  $      22,983
                                                --------------   --------------  --------------  --------------
                                                       23,067               13             (97)         22,983
                                                --------------   --------------  --------------  --------------

State agency and municipal obligations:
From five through ten years                               609               32               -             641
After ten years                                         8,511              476               -           8,987
                                                --------------   --------------  --------------  --------------
                                                        9,120              508               -           9,628
                                                --------------   --------------  --------------  --------------

Corporate bonds and other obligations:
Due within one year                                     5,829               85               -           5,914
From one through five years                            14,027              252             (61)         14,218
After ten years                                         8,040              373            (221)          8,192
                                                --------------   --------------  --------------  --------------
                                                       27,896              710            (282)         28,324
                                                --------------   --------------  --------------  --------------

Mortgage-backed securities                             67,027              522            (385)         67,164
                                                --------------   --------------  --------------  --------------

Total debt securities                                 127,110            1,753            (764)        128,099
                                                --------------   --------------  --------------  --------------

Marketable equity securities:
Common stock                                            3,347              135               -           3,482
Preferred stock                                        29,613               75               -          29,688
                                                --------------   --------------  --------------  --------------

Total equity securities                                32,960              210               -          33,170
                                                --------------   --------------  --------------  --------------

Total available-for-sale securities             $     160,070    $       1,963   $        (764)        161,269
---------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------
                                                                       June 30, 2004
-------------------------------------------------------------------------------------------------------------
                                                  Amortized          Gross Unrealized           Estimated
                                                  Cost Basis        Gain          (Loss)       Market Value
-------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Debt securities:
US government and agency obligations:
  From one through five years                   $      15,072   $          4   $      (143)  $        14,933
                                                --------------  -------------  ------------  ----------------
                                                       15,072              4          (143)           14,933
                                                --------------  -------------  ------------  ----------------

State agency and municipal obligations:
  From five through ten years                               -             17             -                17
  After ten years                                       8,509            168             -             8,677
                                                --------------  -------------  ------------  ----------------
                                                        8,509            185             -             8,694
                                                --------------  -------------  ------------  ----------------

Corporate bonds and other obligations:
  Due within one year                                   3,021             51             -             3,072
  From one through five years                          20,080            535           (87)           20,528
  After ten years                                       8,138            243          (195)            8,186
                                                --------------  -------------  ------------  ----------------
                                                       31,239            829          (282)           31,786
                                                --------------  -------------  ------------  ----------------

Mortgage-backed securities                             61,144            475          (753)           60,866
                                                --------------  -------------  ------------  ----------------

  Total debt securities                               115,964          1,493        (1,178)          116,279
                                                --------------  -------------  ------------  ----------------

Marketable equity securities:
  Common stock                                          3,160             88            (3)            3,245
  Preferred stock                                       6,716             23            (6)            6,733
                                                --------------  -------------  ------------  ----------------

  Total equity securities                               9,876            111            (9)            9,978
                                                --------------  -------------  ------------  ----------------

    Total available-for-sale securities             $     125,840   $      1,604   $    (1,187)  $       126,257
-------------------------------------------------------------------------------------------------------------


Gross gains of $43,000 and losses of $24,000; and gross gains of $7,000 and no losses were realized on available-for-sale securities for the three months ended December 31, 2004 and December 31, 2003, respectively. Gross gains of $43,000 and losses of $24,000; and gross gains of $36,000 and no losses were realized on available-for-sale securities for the six months ended December 31, 2004 and December 31, 2003, respectively.

NOTE 4 - Allowance for Loan Losses

The following summarizes the changes in allowance for loan losses for the three and six months ended December 31:


--------------------------------------------------------------------------------------------------
                                          Three Months Ended              Six Months Ended
                                             December 31,                    December 31,
                                     -----------------------------   -----------------------------
                                         2004            2003            2004            2003
                                     -----------------------------   -----------------------------
                                                            (in thousands)
 Balance, beginning of period        $      1,325    $      1,275    $      1,285    $      1,264
      Provision for loan losses                25              15              48              30
      Chargeoffs                                -              (8)              -             (13)
      Recoveries                                -               1              17               2
                                     -----------------------------   -----------------------------
 Balance, end of period              $      1,350    $      1,283    $      1,350    $      1,283
--------------------------------------------------------------------------------------------------

At December 31, 2004 and June 30, 2004, the Company had loans with balances of $704,000 (representing 9 loans) and $657,000 (representing 8 loans), respectively, on nonaccrual status. The loans were not considered impaired.

NOTE 5 - Earnings per Share and Dividends Declared

As presented, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the formation of the Company was completed on October 4, 2004, per share earnings data is not meaningful for the six months ended December 31, 2004, the three months ended December 31, 2003 or the six months ended December 31, 2003. For the three months ended December 31, 2004 basic and diluted earnings per share resulted in a loss of $.04 per share.

On December 16, 2004, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of January 3, 2005 and payable on January 18, 2005. The dividends declared totaling $161,000 were accrued and are included in other liabilities in the December 31, 2004 Consolidated Statements of Financial Condition. Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

NOTE 6 - Comprehensive Income

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


-----------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended         Six Months Ended
                                                                     December 30,              December 30,
                                                               ------------------------  ------------------------
                                                                  2004         2003         2004         2003
                                                               ------------------------  ------------------------
                                                                                 (in thousands)
Net Income                                                     $     (279)   $     381   $       146   $     750
                                                               ------------------------  ------------------------

Other comprehensive income (loss):
 Net unrealized holding gains (losses) on
   available-for-sale securities                                     (305)        (176)          801        (605)
 Reclassification adjustment for gain
   recognized in net income                                           (19)          (7)          (19)        (36)
                                                               ------------------------  ------------------------
 Other comprehensive income (loss) before tax expense                (324)        (183)          782        (641)
 Income tax expense (benefit) related to items of other               126           53          (305)        230
   comprehensive income (loss)
 Change in income tax valuation allowance                               -            -             -           -
                                                               ------------------------  ------------------------
 Other comprehensive income net of tax                               (198)        (130)          477        (411)
                                                               ------------------------  ------------------------
Total comprehensive income                                     $     (477)   $     251   $       623   $     339
-----------------------------------------------------------------------------------------------------------------


NOTE 7  -  Commitment to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition.

The contractual amounts of outstanding commitments were as follows:


-------------------------------------------------------------------------------
                                               December 31,        June 30,
                                                   2004              2004
                                              ---------------------------------
                                                          (in thousands)
Commitments to extend credit:
     Loan commitments                         $        4,655     $       4,770
     Unadvanced construction loans                     5,743             4,623
     Unadvanced lines of credit                       11,743            10,398
     Standby letters of credit                            20               145
                                              ---------------------------------
          Outstanding commitments             $       22,161     $      19,936
-------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 2004 and 2003, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document. These financial statements should be read in conjunction with the 2004 consolidated financial statements and notes thereto included in the Company's Form 10-KSB.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Company's results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges. Gains on sales of loans and securities and cash surrender value of life insurance policies are added sources of noninterest income. The Company's noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Comparison of Financial Condition at December 31, 2004 and June 30, 2004

Assets

Total assets of the Company were $324.8 million at December 31, 2004, an increase of $45.6 million or 16.3%, compared to $279.2 million at June 30, 2004. Investments in available-for-sale securities increased $34.4 million or 27.1%, to $161.2 million at December 31, 2004 compared to $126.8 million at June 30, 2004. Federal funds sold was $.4 million at December 31, 2004, a decrease of $1.7 million, compared to $2.1 million at June 30, 2004. The growth in securities and federal funds sold was primarily due to the $28.3 million raised in our recently completed minority stock offering on October 4, 2004. Net loans outstanding increased $11.2 million to $147.2 million at December 31, 2004 from $136.0 million at June 30, 2004.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at December 31, 2004 and June 30, 2004.

Past due and Nonperforming loans

The following table sets forth information regarding past due and non-accrual loans:


---------------------------------------------------------------------------
                                            December 31,       June 30,
                                              2004               2004
                                         ----------------------------------
                                                 (dollars in thousands)
Allowance for loan losses                $        1,350     $        1,285
Gross loans outstanding                  $      148,579     $      137,238
Nonperforming loans                               $ 704              $ 657

Allowance/gross loans outstanding                 0.91%              0.94%
Allowance/nonperforming loans                      192%               209%
---------------------------------------------------------------------------


Liabilities

Total liabilities increased $16.6 million, or 6.5%, from $255.9 million at June 30, 2004 to $272.5 million at December 31, 2004, primarily due to the increase in deposits. Deposits increased $15.5 million, or 7.6%, from $203.4 million at June 30, 2004 to $218.9 million at December 31, 2004. Total borrowed funds, including FHLB Advances, increased by $1.0 million from $50.2 million June 30, 2004 to $51.2 million at December 31, 2004.

Stockholders' Equity

Total Stockholders' Equity increased $29.0 million to $52.3 million at December 31, 2004 from $23.3 million at June 30, 2004. The increase was primarily due to the sale of 3,213,279 shares of common stock at $10.00 per share less Unearned ESOP compensation of $2.5 million


Comparison of Operating  Results for  Three-months  Ended  December 31, 2004 and
2003

Net Income

For the three months ended December 31, 2004, the Company reported a net loss of $279,000, compared to net income of $381,000 for the year ago period. The decrease was primarily due to a one-time charge of $1.24 million used to establish the Putnam Savings Foundation. Net income for the three-month period ended December 31, 2004 excluding this one time charge would have been $537,000 or an increase of $156,000 or 41% over the three months ended December 31, 2003.

Net Interest and Dividend Income

Net interest and dividend income for three months ended December 31, 2004 totaled $2.2 million compared to $1.8 million for the same period in 2003. This represented an increase of $419,000 or 22%. The increase in net interest and dividend income was primarily due to increased levels of average interest-earning assets together with a reduction in the cost of funds due to the lower interest rate environment.

Interest and dividend income amounted to $3.7 million and $3.0 million for the three months ended December 31, 2004 and 2003, respectively. The Company's average interest rate earned on all interest-earning assets declined by 49 basis points to 4.67% for three-months ended December 31, 2004 from 5.16% for the three-months ended December 31, 2003. However, the average of interest-earning assets for three months ended December 31, 2004 increased to $311.0 million as compared to an average of $233.5 million for three-months ended December 31, 2003. This increase in average balances was primarily funded by an increase in deposits and the funds raised from our minority stock offering. The average balance of investment securities for three-months ended December 31, 2004 increased to $159.1 million, earning 3.66% as compared to an average balance of $102.0 million, earning 4.01% for three-months ended December 31, 2003. In the current environment of rising short-term rates and lower long-term rates, management has chosen to invest in the shorter end of the yield curve. The average balance of loans for three-months ended December 31, 2004, increased to $145.2 million earning 5.88%, as compared to an average balance of $127.5 million earning 6.15% for three-months ended December 31, 2003. While the average balance of real estate and commercial loans increased, the Bank continued to experience a decline in its rate of interest earned on loans primarily due to the general decline in market-based interest rates offered on new loans originated during the period.

Total interest expense increased by $209,000, or 18%, to $1.3 million for the three-months ended December 31, 2004, from $1.1 million for three-months ended December 31, 2003. The average balance of all interest-bearing liabilities increased to $240.1 million, with a cost of 2.24%, for the three-months ended December 31, 2004 as compared to $199.4 million, with a cost of 2.28%, for the three-months ended December 31, 2003. The average balance of interest-bearing deposits increased to $187.3 million, with a cost of 1.97%, for three-months ended December 31, 2004 as compared to $173.6 million, with a cost of 2.04%, for the three-months ended December 31, 2003. The average balance of other borrowings increased to $52.8 million, with a cost of 3.22%, for the three-months ended December 31, 2004, as compared to an average balance of $25.8 million, with a cost of 3.94%, for three-months ended December 31, 2003.

Provision for Loan Losses

The provision for loan losses for the quarter ended December 31, 2004 was $25,000, compared to $15,000 recorded for the three months ended December 31, 2003. Total loans increased $18.3 million to $148.6 million at December 31, 2004 from $130.3 million at December 31, 2003.

Noninterest income

For the quarter ended December 31, 2004, noninterest income was $267,000 compared to $288,000 in the same quarter a year ago. The decrease of $21,000 was primarily due to a decrease in Brokerage income of $42,000 and an increase in net gains from loan sales and net gains in securities sales of $4,000 and $12,000, respectively. ATM and Debit card fee income increased $11,000 compared to the same quarter one year ago.


Noninterest expense

Noninterest expense for the quarter ended December 31, 2004 was $3.0 million, an increase of $1.4 million, or 90%, from $1.6 million in the quarter ended December 31, 2003. Salaries and benefits increased $93,000, or 10%. The current quarter included a new expense for ESOP compensation of $35,000. Occupancy expense increased $32,000, or 23%, primarily due to an increase in depreciation expense of $31,000. Other noninterest expenses increased $1.3 million or 242%. This was primarily due to the $1.23 million one-time charge to establish a new Charitable Foundation. Excluding the expense associated with the new Foundation, noninterest expense would have been $623,000 or $78,000 higher than the three months ended December 31, 2003.

Provision for Income Taxes

Reflecting the pretax net loss of $516,000, the income tax provision for the quarter ended December 31, 2004 was a benefit of ($237,000) compared to tax of $154,000 for the quarter ended December 31, 2003.

Comparison of Operating Results for Six-months Ended December 31, 2004 and 2003

Net Income

For the six months ended December 31, 2004, the Company reported net income of $146,000, a decrease of $604,000 compared to the year ago period. The decrease was primarily due to a one-time charge of $1.24 million used to establish the Putnam Savings Foundation. Net income for the six-month period excluding this one time charge would have been $962,000 or an increase of $212,000 or 28% over the six months ended December 31, 2003.

Net Interest and Dividend Income

Net interest and dividend income for the six months ended December 31, 2004 totaled $4.4 million compared to $3.6 million for the same period in 2003. This represented an increase of $786,000 or 22%. The change in net interest and dividend income was primarily due to increased levels of average interest-earning assets together with a reduction in the cost of funds due to the lower interest rate environment.

Interest and dividend income amounted to $7.0 million and $6.0 million for the six months ended December 31, 2004 and 2003, respectively. The Company's average interest rate earned on all interest-earning assets declined by 38 basis points to 4.72% for the six-months ended December 31, 2004 from 5.10% for the six-months ended December 31, 2003. However, the average balance of interest-earning assets for the six-months ended December 31, 2004 increased to $298.1 million as compared to an average balance of $234.5 million for the six-months ended December 31, 2003. This increase in average balances was primarily funded by an increase in deposits and the funds raised from our minority stock offering. The average balance of investment securities for the six-months ended December 31, 2004 increased to $146.6 million, earning 3.79% as compared to an average balance of $102.4 million, earning 3.94% for six-months ended December 31, 2003. In the current environment of rising short-term rates and lower long-term rates, management has chosen to invest in the shorter end of the yield curve. The average balance of loans for the six-months ended December 31, 2004, increased to $142.0 million earning 5.85%, as compared to an average balance of $127.5 million earning 6.13% for the six-months ended December 31, 2003. While the average balance of real estate and commercial loans increased, the Bank continued to experience a decline in its rate of interest earned on loans primarily due to the general decline in market-based interest rates offered on new loans originated during the period.

Total interest expense increased by $274,000, or 11%, to $2.7 million for the six-months ended December 31, 2004, from $2.4 million for the six-months ended December 31, 2003. The average balance of all interest-bearing liabilities increased to $242.1 million, with a cost of 2.18%, for the six-months ended December 31, 2004 as compared to $198.1 million, with a cost of 2.39%, for the six-months ended December 31, 2003. The average balance of interest-bearing deposits increased to $189.6 million, with a cost of 1.90%, for six-months ended December 31, 2004 as compared to $171.9 million, with a cost of 2.09%, for the six-months ended December 31, 2003. The average balance of other borrowings increased to $52.5 million, with a cost of 3.22%, for the six-months ended December 31, 2004, as compared to an average balance of $26.2 million, with a cost of 4.38%, for the six-months ended December 31, 2003.


Noninterest income

For the six-months ended December 31, 2004, noninterest income was $528,000 compared to $623,000 in the same period a year ago. The decrease of $95,000 was primarily due to a decrease in Brokerage income of $76,000 and a decrease in net gains from loan sales and net gains in securities sales of $12,000 and $17,000, respectively. ATM and Debit card fee income increased $20,000 compared to the same period one year ago.

Noninterest expense

Noninterest expense for the six-months ended December 31, 2004 was $4.8 million, an increase of $1.7 million, or 53%, from $3.1 million for the six-months ended December 31, 2003. Salaries and benefits increased $190,000, or 10%. This increase included a new expense for ESOP compensation of $35,000. Occupancy expense increased $69,000, or 24%, primarily due to an increase in depreciation expense of $61,000. Other noninterest expenses increased $1.3 million. This was primarily due to the $1.23 million one-time charge to establish a new Charitable Foundation. Other noninterest expenses excluding the new Foundation would have been $1.18 million or $159,000 higher than the six-months ended December 31, 2003.

Provision for Income Taxes

Reflecting the one-time contribution to the new Foundation, the income tax provision for the six-months ended December 31, 2004 was ($67,000) compared to $309,000 for the six-months ended December 31, 2003.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of December 31, 2004 of $49.9 million with unused borrowing capacity of $74.4 million. For the quarter ended December 31, 2004, another main source of liquidity was the proceeds from the Company's stock offering.

The Bank's primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended December 2004 and 2003, the Bank originated loans net of principal payments of approximately $6.5 million and $3.6 million, respectively. Purchases of securities totaled $36.4 million and $10.1 million, for the three months ended September 30, 2004 and 2003, respectively.

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

Certificates of deposits totaled $96.4 million at December 31, 2004. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Company was well capitalized at December 31, 2004 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at December 31, 2004.


-------------------------------------------------------------------------
                                           Required           Actual
                                        ---------------------------------

Tier 1  Capital                               4%              15.92%
Total Risk Based Capital                      8%              27.79%
Tier 1  Risk Based Capital                    8%              27.04%

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

Off-Balance Sheet Arrangements

In addition to the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

For the six months ended December 31, 2004, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and in timely altering them to material information relating to the Company (or its consolidated subsidiaries) required to be filed in its periodic SEC filings.

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

Part II. - OTHER INFORMATION

Item 1.  Legal Proceedings - Not applicable
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Completion of the Company's stock offering resulted in the issuance of 6,943,125 shares of common stock, 3,729,846 shares (53.7%) of which were issued to the MHC and 3,089,691 shares (44.5%) of which were sold to eligible depositors of the Bank at $10.00 per share. In addition, the Company issued 123,588 (1.8%) shares to a charitable foundation established by Putnam Savings Bank. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated $1.1 million and have been deducted to arrive at net proceeds of $29.8 million from the Offering. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. Net Offering proceeds retained by the Company were used to acquire investments and fund a loan to the Bank's employee stock ownership plan.

Item 3.  Defaults Upon Senior Securities - Not applicable
Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable
Item 5.  Other Information - Not applicable
Item 6.  Exhibits and Reports on Form 8-K -

(a)  Exhibits

     31.1 Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
     32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K
         >> Current report on Form 8-K, dated December 17, 2004.
         >> Current report on Form 8-K, dated October 21, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PSB HOLDINGS, INC.
                                           (Registrant)


Date February 14, 2005                     /s/  Robert G. Cocks, Jr.
     ---------------------                 -------------------------------------
                                           Robert G. Cocks, Jr.
                                           President and Chief Executive Officer



Date February 14, 2005                     /s/  Robert J. Halloran, Jr.
     ---------------------                 -------------------------------------
                                           Robert J. Halloran, Jr.
                                           Vice President and Treasurer