Form 10QSB
period 2005-03-31
PSB Holdings, Inc.
filed 2005-05-11
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number               0-50970

PSB Holdings, Inc.

(Exact name of registrant as specified in its charter)

United States	42-1597948
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40 Main Street, Putnam, Connecticut 06260
(Address of principal executive offices)

(860) 928-6501
(Issuer’s telephone number)

N/A
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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

As of March 31, 2005, there were 6,943,125 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format    Yes   ☐     No  ☒

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	March 31, 2005	June 30, 2004
	(in thousands)
ASSETS
Cash and due from depository institutions	$6,543	$5,327
Federal funds sold	3,450	2,100
Available-for-sale securities	153,054	126,866
Loans receivable, gross	159,757	137,238
Allowance for loan losses	(1,417)	(1,285)
Loans receivable, net	158,340	135,953
Premises and equipment, net	4,552	4,151
Accrued income receivable	1,626	1,421
BOLI	2,254	2,189
Other assets	1,886	1,178
TOTAL ASSETS	$331,705	$279,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$23,915	$25,370
Interest bearing	203,787	178,017
Total deposits	227,702	203,387
Borrowed funds	50,154	50,240
Mortgagors’ escrow accounts	554	895
Other liabilities	1,482	1,361
Total Liabilities	279,892	255,883

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued and outstanding at March 31, 2005	694	—
Additional paid-in capital	30,399	51
Retained earnings	23,386	22,996
Unearned ESOP shares	(2,539)	—
Accumulated other comprehensive income (loss)	(127)	255
Total Stockholders’ Equity	51,813	23,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$331,705	$279,185

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Interest income:
Interest on loans	$2,243	$1,968	$6,409	$5,876
Interest and dividends on investments and deposits	1,547	1,081	4,408	3,128
Total interest income	3,790	3,049	10,817	9,004

Interest expense:
Deposits and escrow	967	861	2,782	2,677
Borrowed money	439	272	1,287	845
Total interest expense	1,406	1,133	4,069	3,522
Net interest income	2,384	1,916	6,748	5,482

Provision for loan losses	72	15	120	45
Net interest income after provision for loan losses	2,312	1,901	6,628	5,437

Noninterest income:
Service fee income	206	201	613	623
Realized gains on loan sales	35	14	77	67
Commissions from brokerage service	29	42	22	111
All other income	33	36	131	124
Realized gains on investments	39	9	58	45
Total noninterest income	342	302	901	970

Noninterest expense:
Salaries	771	728	2,311	2,171
Employee benefits and taxes	292	234	769	653
Occupancy and equipment	234	173	629	493
Charitable contributions	6	9	1,266	26
Professional fees	71	75	214	203
Marketing	62	51	184	141
Office supplies	25	19	81	73
Data processing fees	148	131	420	386
Other	273	192	804	613
Total noninterest expense	1,882	1,612	6,678	4,759
Income before income tax expense	772	591	851	1,648
Income tax expense	219	181	152	490
NET INCOME	$553	$410	$699	$1,158

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$699	$1,158
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	120	45
Depreciation	286	200
Net amortization on available-for-sale securities	351	532
Amortization of premium on purchased loans	6	—
Net realized investment security gains	(58)	(45)
Originations of loans for resale	(8,845)	(9,498)
Proceeds from sale of loans	10,845	10,162
Gain on sale of loans	(77)	(67)
Accrued earnings on bank owned life insurance	(65)	(67)
Deferred income tax provision		(78)
Net change in:
Accrued income receivable	(205)	(33)
Deferred loan fees	7	(101)
Other assets	(465)	(27)
Other liabilities	121	28
Net cash provided by operating activities	2,720	2,209
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	40,113	1,650
Proceeds from maturities of available-for-sale securities	26,133	24,430
Purchase of available-for-sale securities	(93,352)	(31,359)
Purchase of loans	(9,240)	—
Loan originations net of principal payments	(15,203)	(12,091)
Purchase of premises and equipment	(687)	(1,412)
Net cash used by investing activities	(52,236)	(18,782)
Cash flows from financing activities
Change in savings and demand deposit accounts	15,003	9,012
Change in time deposit accounts	9,312	(3,151)
Proceeds from long term borrowings	20,575	9,500
Repayments of long term borrowings	(22,895)	(6,750)
Net change in short term borrowings	2,234	(500)
Change in mortgagors’ escrow account	(341)	(353)
Proceeds from common stock offering	31,042	—
Acquisition of common stock by ESOP	(2,539)	—
Dividends paid/declared	(309)	—
Net cash provided by financing activities	52,082	7,758
Increase in cash and cash equivalents	2,566	(8,815)
Cash and cash equivalents at beginning of year	7,427	13,280
Cash and cash equivalents at end of year	$9,993	$4,465
Supplemental disclosures
Cash paid during the year for:
Interest	$4,041	$3,544
Income taxes	$614	$631

See notes to consolidated financial statements.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Organization

PSB Holdings, Inc. (Company) is a federally chartered holding company formed on May 27, 2003 for the purpose of acquiring all of the common stock of Putnam Savings Bank (Bank) concurrent with the Bank’s reorganization from a mutual savings institution to the mutual holding company form of organization.  No shares were offered to the public as part of this reorganization.

On October 4, 2004, the Company sold 3,089,691 shares of its common stock to depositors of the Bank and certain other persons, and issued shares of its common stock to Putnam Bancorp, MHC. After the stock offering, purchasers in the offering owned 44.5% of outstanding shares of common stock, and Putnam Bancorp, MHC owned 53.7% of the Company’s outstanding shares of common stock.  In addition, shares of common stock, equal to 4% of the shares sold were issued to a charitable foundation established by the Bank.

Costs incurred in connection with the offering were recorded as a reduction of the proceeds from the offering and amounted to $1.1 million.

NOTE 2 – Basis of Presentation

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

NOTE 3 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	March 31, 2005
				Estimated
	Amortized	Gross Unrealized		Market
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
Debt securities:
US government and agency obligations:
From one through five years	$24,065	$—	$(404)	$23,661
	24,065	—	(404)	23,661

State agency and municipal obligations:
From five through ten years	609	20	—	629
After ten years	8,512	342	—	8,854
	9,121	362	—	9,483

Corporate bonds and other obligations:
Due within one year	6,040	35	(8)	6,067
From one through five years	11,194	112	(116)	11,190
After ten years	8,040	387	(199)	8,228
	25,274	534	(323)	25,485

Mortgage-backed securities	69,654	250	(906)	68,998

Total debt securities	128,114	1,146	(1,633)	127,627

Marketable equity securities:
Common stock	3,537	227	(1)	3,763
Preferred stock	21,610	54	—	21,664

Total equity securities	25,147	281	(1)	25,427

Total available-for-sale securities	$153,261	$1,427	$(1,634)	153,054

	June 30, 2004
	Amortized Cost Basis	Gross Unrealized		Estimated Market Value
		Gain	(Loss)
	(in thousands)
Debt securities:
US government and agency obligations:
From one through five years	$15,072	$4	$(143)	$14,933
	15,072	4	(143)	14,933

State agency and municipal obligations:
From five through ten years	609	17	—	626
After ten years	8,509	168	—	8,677
	9,118	185	—	9,303

Corporate bonds and other obligations:
Due within one year	3,021	51	—	3,072
From one through five years	20,080	535	(87)	20,528
After ten years	8,138	243	(195)	8,186
	31,239	829	(282)	31,786

Mortgage-backed securities	61,144	475	(753)	60,866

Total debt securities	116,573	1,493	(1,178)	116,888

Marketable equity securities:
Common stock	3,160	88	(3)	3,245
Preferred stock	6,716	23	(6)	6,733

Total equity securities	9,876	111	(9)	9,978

Total available-for-sale securities	$126,449	$1,604	$(1,187)	$126,866

Gross gains of $39,000 and no losses; and gross gains of $9,000 and no losses were realized on available-for-sale securities for the three months ended March 31, 2005 and March 31, 2004, respectively. Gross gains of $82,000 and losses of $24,000; and gross gains of $45,000 and no losses were realized on available-for-sale securities for the nine months ended March 31, 2005 and March 31, 2004, respectively.

NOTE 4 – Allowance for Loan Losses

The following summarizes the changes in allowance for loan losses for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Balance, beginning of period	$1,350	$1,283	$1,285	$1,264
Provision for loan losses	72	15	120	45
Chargeoffs	(5)	(47)	(5)	(60)
Recoveries	—	18	17	20
Balance, end of period	$1,417	$1,269	$1,417	$1,269

At March 31, 2005 and June 30, 2004, the Company had loans with balances of $594,000 (representing 7 loans) and $657,000 (representing 8 loans), respectively, on nonaccrual status.  The loans were not considered impaired.

NOTE 5 – Earnings per Share and Dividends Declared

As presented, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Because the initial public offering of the Company was completed on October 4, 2004, per share earnings data is not meaningful for the nine months ended March 31, 2005, the three months ended March 31, 2004 or the nine months ended March 31, 2004.  For the three months ended March 31, 2005 basic and diluted earnings per share were $.08 per share.  Weighted average shares outstanding for the period were 6,943,125.

On March 17, 2005, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of April 6, 2005 and payable on April 21, 2005.  The dividends declared totaling $161,000 were accrued and are included in other liabilities in the March 31, 2005 Consolidated Statements of Financial Condition.  Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

NOTE 6 – Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).  The Company’s one source of other comprehensive income is the net unrealized gain (loss) on securities.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Net Income	$553	$410	$699	$1,158

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	(1,368)	733	(566)	128
Reclassification adjustment for gain recognized in net income	(39)	(9)	(58)	(45)
Other comprehensive income (loss) before tax expense	(1,407)	724	(624)	83
Income tax expense (benefit) related to items of other comprehensive income (loss)	548	(289)	243	(58)
Other comprehensive income net of tax	(859)	435	(381)	25
Total comprehensive income (loss)	$(306)	$845	$318	$1,183

NOTE 7  –  Commitment to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition.

The contractual amounts of outstanding commitments were as follows:

	March 31, 2005	June 30, 2004
	(in thousands)
Commitments to extend credit:
Loan commitments	$5,971	$4,770
Unadvanced construction loans	4,515	4,623
Unadvanced lines of credit	11,940	10,398
Standby letters of credit	20	145
Outstanding commitments	$22,446	$19,936

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 2005 and 2004, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2004 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on November 12, 2004.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Except as required by applicable law and regulation, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges.  Gains on sales of loans and securities and cash surrender value of life insurance policies are added sources of noninterest income.  The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Comparison of Financial Condition at March 31, 2005 and June 30, 2004

Assets

Total assets of the Company were $331.7 million at March 31, 2005, an increase of $52.5 million or 18.8%, from $279.2 million at June 30, 2004.  Investments in available-for-sale securities increased $26.2 million or 20.6%, to $153.0 million at March 31, 2005 compared to $126.8 million at June 30, 2004.  Federal funds sold were $3.5 million at March 31, 2005, an increase of $1.4 million, compared to $2.1 million at June 30, 2004.  The growth in securities and federal funds sold was primarily due to the $28.3 million in net proceeds raised in our recently completed minority stock offering on October 4, 2004.  Gross loans outstanding increased $22.5 million to $159.8 million at  March 31, 2005 from $137.2 million at June 30, 2004.  This increase was primarily due to an increase of $18.7 million in residential mortgage loans.  Of this $18.7 million increase, $9.2 million was a wholesale purchase of residential mortgages.  Commercial loans increased $5.9 million, or 20.3%, from June 30, 2004 to March 31, 2005, which reflects the continued strong performance by the Company’s Business Banking Group.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors.  This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change.  The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at March 31, 2005 and June 30, 2004.

Past due and Nonperforming loans

The following table sets forth information regarding past due and non-accrual loans:

	March 31, 2005	June 30, 2004
	(dollars in thousands)
Allowance for loan losses	$1,417	$1,285
Gross loans outstanding	$159,757	$137,238
Nonperforming loans	$594	$657

Allowance/gross loans outstanding	0.89%	0.94%
Allowance/nonperforming loans	239%	209%

Liabilities

Total liabilities increased $24.0 million, or 9.4%, from $255.9 million at June 30, 2004 to $279.9 million at March 31, 2005, primarily due to the increase in deposits.  Deposits increased $24.3 million, or 12.0%, from $203.4 million at June 30, 2004 to $227.7 million at March 31, 2005.

Stockholders’ Equity

Total stockholders’ equity increased $28.5 million to $51.8 million at March 31, 2005 from $23.3 million at June 30, 2004.  The increase was primarily due to the sale of 3,213,279 shares of common stock at $10.00 per share less unearned ESOP compensation of $2.5 million as well as net income of $553,000.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

Net Income

Net income increased $143,000, or 34.9%, to $553,000 for the three months ended March 31, 2005 from $410,000 for the three months ended March 31, 2004.  The increase in net income resulted primarily from an improvement in net interest income and noninterest income, which was partially offset by an increase in the provision for loan loss and in noninterest expense.

Interest and Dividend Income

Interest and dividend income increased by $741,000, or 24.3%, to $3.8 million for the three months ended March 31, 2005 from $3.1 million for the three months ended March 31, 2004.  The increase in interest and dividend income resulted primarily from an increase of $76.6 million, or 31.5%, in average interest-bearing assets between  the periods.  This was partially offset by a decrease of 30 basis points in the average yield on our interest-earning assets in a declining interest rate environment to 4.85% for the three months ended March 31, 2005 from 5.15% for the three months ended March 31, 2004.  Interest income on loans increased by $275,000, or 14.0%, to $2.2 million from $2.0 million.  Interest and dividend income on investment securities increased $466,000, or 43.1%, to $1.5 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004.  Total investment securities have increased $45.5 million from the $107.6 million as of March 31, 2004 to $153.1 million as of March 31, 2005.  This increase is primarily due to the net proceeds of the stock offering being invested in securities pending the deployment into loans.

Interest Expense

Interest expense increased by $273,000, or 24.1%, to $1.4 million for three months ended March 31, 2005 from $1.1 million for the three months ended March 31, 2004.  The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $46.7 million, or 22.7% from period to period and an increase of 3 basis points in the average cost of our interest-bearing liabilities to 2.25% for the three months ended March 31, 2005 from 2.22% for the three months ended March 31, 2004.  This increase was primarily due to an increase of $22.6 million in average interest-bearing deposits and an increase of $23.6 million in average Federal Home Loan Bank borrowings from March 31, 2004 to March 31, 2005.

Net Interest and Dividend Income

Net interest and dividend income increased $468,000, or 24.4%, to $2.4 million for the three months ended March 31, 2005 from $1.9 million for three months ended March 31, 2004.  The primary reason for the improvement in our net interest and dividend income was the $29.8 million increase in our net interest-earning assets to $66.9 million for the three months ended March 31, 2005 from $37.1 million for the three months ended March 31, 2004.  Included in this increase was the $28.3 million raised in our recently completed minority stock offering on October 4, 2004.  The increase in net interest-earning assets more than offset the reduction in the net interest margin from 3.26% for the three months ended March 31, 2004, to 3.07% for the three months ended March 31, 2005.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2005 was $72,000 compared to $15,000 recorded for the three months ended March 31, 2004. Total loans increased $25.4 million to $159.8 million at March 31, 2005 from $134.4 million at March 31, 2004.

Noninterest Income

Noninterest income increased $40,000, or 13.2%, to $342,000 for the three months ended March 31, 2005 from $302,000 for the three months ended March 31, 2004. The increase in noninterest income resulted primarily from an increase in service fee income on transaction accounts, net investment security gains, and net gains on loan sales, which were partially offset by a decrease in commissions from brokerage services.

Noninterest Expense

Noninterest expense increased by $270,000, or 16.7%, to $1.9 million for the three months ended March 31, 2005 from $1.6 million for the three months ended March 31, 2004.  The increase in noninterest expense resulted primarily from an increase in compensation and benefits, occupancy and equipment expense and other noninterest expenses.  Compensation and benefits expense increased by $101,000, or 10.5%, to $1.1 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004.  The primary reasons for the increase in compensation and benefits expense were increased salaries and commissions, due to increased staffing and higher medical insurance premiums.  In addition, the current quarter included $36,000 in ESOP compensation expense as compared to no ESOP compensation expense for the three months ended March 31, 2004.  Occupancy and equipment expense increased by $61,000, or 35.3%, to $234,000 for the three months ended March 31, 2005 from $173,000 for the three months ended March 31, 2004 primarily due to increased depreciation expense of $40,000.  Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses increased by $108,000, or 22.6%, to $585,000 for the three months ended March 31, 2005 from $477,000 for the three months ended March 31, 2004.  The increase resulted primarily from increased marketing expenses, data processing fees and other miscellaneous expenses including a new OTS assessment.

Provision for Income Taxes

The income tax expense increased by $38,000, or 21.0%, to $219,000 for the three months ended March 31, 2005 from $181,000 for the three months ended March 31, 2004.  Our effective tax rate was 28.4% for the three months ended March 31, 2005, compared to 30.6% for the three months ended March 31, 2004.  The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Comparison of Operating Results for the Nine Months Ended March 31, 2005 and 2004

Net Income

Net income decreased $459,000, or 39.6%, to $699,000 for the nine months ended March 31, 2005 from $1.16 million for the nine months ended March 31, 2004.  The decrease in net income was primarily due to a one-time charge of $1.24 million used to establish and fund the Putnam Savings Foundation.  This was partially offset by an increase in net interest income.  Net income for the nine month period excluding this one time charge would have been $1.51 million or an increase of $354,000, or 30.5% over the $1.16 million for the nine months ended March 31, 2004.

Interest and Dividend Income

Interest and dividend income increased by $1.8 million, or 20.1%, to $10.8 million for the nine months ended March 31, 2005 from $9.0 million for the nine months ended March 31, 2004.  The increase in interest and dividend income resulted primarily from an increase of $67.9 million, or 28.6%, in average interest-bearing assets between the periods.  This was partially offset by a decrease of 35 basis points in the average yield on our interest-earning assets in a declining interest rate environment to 4.77% for the nine months ended March 31, 2005 from 5.12% for the nine months ended March 31, 2004.  Interest income on loans increased by $533,000, or 9.1%, to $6.4 million from $5.9 million.  Interest and dividend income in investment securities increased $1.3 million, or 40.9%, to $4.4 million for the nine months ended March 31, 2005 from $3.1 million for the nine months ended March 31, 2004.  This increase is primarily due to the net proceeds of the stock offering being invested in securities pending the deployment into loans.

Interest Expense

Interest expense increased by $547,000, or 15.5%, to $4.0 million for nine months ended March 31, 2005 from $3.5 million for the nine months ended March 31, 2004.  The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $44.9 million, or 22.4% from period to period.  This was partially offset by a decrease of 13 basis points in the average cost of our interest-bearing liabilities to 2.21% for the nine months ended March 31, 2005 from 2.34% for the nine months ended March 31, 2004.

Net Interest and Dividend Income

Net interest and dividend income increased $1.2 million, or 23.1%, to $6.7 million for the nine months ended March 31, 2005 from $5.5 million for nine months ended March 31, 2004.  The primary reason for the improvement in our net interest and dividend income was the $23.0 million increase in our net interest-earning assets to $59.6 million for the nine months ended March 31, 2005 from $36.6 million for the nine months ended March 31, 2004.  Included in this increase was the $28.3 million raised in our recently completed minority stock offering on October 4, 2004.

Provision for Loan Losses

The provision for loan losses for the nine months ended March 31, 2005 was $120,000 compared to $45,000 recorded for the nine months ended March 31, 2004. Total loans increased $25.4 million to $159.8 million at March 31, 2005 from $134.4 million at March 31, 2004.

Noninterest Income

Noninterest income decreased $69,000, or 7.1%, to $901,000 for the nine months ended March 31, 2005 from $970,000 for the nine months ended March 31, 2004. The decrease in noninterest income resulted primarily from a decrease in commissions from brokerage services.  This was partially offset by increases in net investment security gains and net gains on loan sales.

Noninterest Expense

Noninterest expense increased by $1.9 million, or 40.3%, to $6.7 million for the nine months ended March 31, 2005 from $4.8 million for the nine months ended March 31, 2004.  Compensation and benefits expense increased by $256,000, or 9.1%, to $3.1 million for the nine months ended March 31, 2005 from $2.8 million for the nine months ended March 31, 2004.  The primary reasons for the increase in compensation and benefits expense were increased salaries and commissions, due to increased staffing and higher medical insurance premiums.  In addition, the current period includes $71,000 in ESOP compensation expense as compared to no ESOP compensation expense for the nine months ended March 31, 2004.  Occupancy and equipment expense increased by $136,000, or 27.6%, to $629,000 for the nine months ended March 31, 2005 from $493,000 for the nine months ended March 31, 2004 primarily due to increased depreciation expense of $110,000.  Other noninterest expense, consisting primarily of charitable contributions, marketing, office supplies, and professional expenses increased by $1.5 million, or 105.9%, to $3.0 million for the nine months ended March 31, 2005 from $1.4 million for the nine months ended March 31, 2004.  The increase resulted primarily from a one-time charge of $1.24 million to establish and fund the Putnam Savings Foundation. In addition, there were increases in marketing expenses, data processing fees and other miscellaneous expenses including a new OTS assessment.

Provision for Income Taxes

The income tax expense decreased by $338,000, or 69.0%, to $152,000 for the nine months ended March 31, 2005 from $490,000 for the nine months ended March 31, 2004.  Our effective tax rate was 17.9% for the nine months ended March 31, 2005, compared to 29.7% for the nine months ended March 31, 2004.  The primary reason for the decrease was due to the tax benefits associated with the establishment and funding of the new Putnam Savings Foundation.  The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Average Balance Sheet

The following tables set forth average balance sheets, average yields and costs, and other information for the periods indicated.  No tax-equivalent yield adjustments were made.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums

	For Three Months Ended
	March 31, 2005			March 31, 2004
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Interest-earning assets:
Federal funds sold and money market accounts	$5,164	$30	2.36%	$1,655	$3	0.74%
Investment securities	158,273	1,517	3.89%	107,169	1,078	4.08%
Loans	154,123	2,265	5.96%	132,276	1,985	6.09%
BOLI	2,215	14	2.56%	2,111	20	3.84%
Total interest-earnings assets	319,775	3,826	4.85%	243,211	3,086	5.15%
Non-interest-earning assets	9,831			8,340
Total assets	$329,606			$251,551

Interest-bearing liabilities:
NOW accounts	$23,058	$78	1.37%	$7,663	$5	0.26%
Savings and money market accounts	83,221	236	1.15%	90,598	274	1.23%
Time deposits	91,312	653	2.90%	76,696	581	3.07%
Borrowed money	55,261	439	3.22%	31,183	273	3.55%
Total interest-bearing liabilities	252,852	1,406	2.25%	206,140	1,133	2.23%
Non-interest-bearing demand deposits	23,873			20,551
Other non-interest-bearing liabilities	390			1,016
Capital accounts	52,491			23,844
Total liabilities and capital accounts	$329,606			$251,551

Net interest income		$2,420			$1,953
Interest rate spread			2.60%			2.92%
Net interest-earning assets	$66,923			$37,071
Net interest margin			3.07%			3.26%
Average earning assets to average interest bearing liabilities			126.47%			117.98%

	For Nine Months Ended
	March 31, 2005			March 31, 2004
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Interest-earning assets:
Federal funds sold and money market accounts	$6,622	$87	1.75%	$2,227	$14	0.84%
Investment securities	150,428	4,321	3.83%	103,969	3,113	3.99%
Loans	146,014	6,451	5.89%	129,085	5,926	6.12%
BOLI	2,193	65	3.95%	2,088	68	4.34%
Total interest-earnings assets	305,257	10,924	4.77%	237,369	9,121	5.12%
Non-interest-earning assets	13,771			7,896
Total assets	$319,028			$245,265

Interest-bearing liabilities:
NOW accounts	14,989	96	0.85%	8,397	20	0.32%
Savings and money market accounts	91,539	787	1.15%	86,611	828	1.27%
Time deposits	85,679	1,894	2.94%	77,893	1,822	3.12%
Borrowed money	53,430	1,292	3.22%	27,839	852	4.08%
Total interest-bearing liabilities	245,637	4,069	2.21%	200,740	3,522	2.34%
Non-interest-bearing demand deposits	25,144			20,526
Other non-interest-bearing liabilities	5,834			835
Capital accounts	42,413			23,164
Total liabilities and capital accounts	$319,028			$245,265

Net interest income		$6,855			$5,599
Interest rate spread			2.56%			2.78%
Net interest-earning assets	$59,620			$36,629
Net interest margin			9.11%			9.57%
Average earning assets to average interest bearing liabilities			124.27%			118.25%

(1)          Yields and costs for the three and nine months ended March 31, 2005 and 2004 are annualized.

(2)          Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)          Net interest-bearing assets represent total interest-earning assets less total interest-bearing liabilities.

(4)          Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings.  The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank borrowings as of March 31, 2005 of $49.3 million with unused borrowing capacity of $76.1 million.  The Bank also has the ability to originate brokered CD’s as a secondary source of liquidity

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended March 31, 2005 and 2004, the Bank originated loans net of principal payments of approximately $15.2 million and $12.1 million, respectively.  In addition, the Bank purchased $9.2 million of residential mortgage loans during the nine months ended March 31, 2005.  There was no loan purchases during the nine months ended March 31, 2004.  Purchases of securities totaled $93.3 million and $31.4 million, for the nine  months ended March 31, 2005 and 2004, respectively.  The primary reason for the increased security purchases for 2005 is the money on deposit at the Bank during the Company’s stock subscription period was invested in short term investments.

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

Certificates of deposits totaled $86.1 million at March 31, 2005. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at March 31, 2005 and exceeded each of the applicable regulatory capital requirements at such date.  The table below presents the capital required and maintained at March 31, 2005.

	Required	Actual
Tier 1 Capital	4%	12.22%
Total Risk Based Capital	8%	21.88%
Tier 1 Risk Based Capital	8%	21.06%

Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company’s or the Bank’s liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company’s or the Bank’s liquidity, capital or operations.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

For the nine months ended March 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act) as of the end of the period  covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and in timely altering them to material information relating to the Company (or its consolidated subsidiaries) required to be filed in its periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. – OTHER INFORMATION

Item 1.           Legal Proceedings – Not applicable

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Completion of the Company’s stock offering resulted in the issuance of 6,943,125 shares of common stock, 3,729,846 shares (53.7%) of which were issued to the MHC and 3,089,691 shares (44.5%) of which were sold to eligible depositors of the Bank at $10.00 per share. In addition, the Company issued 123,588 (1.8%) shares to a charitable foundation established by Putnam Savings Bank.  Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated $1.1 million and have been deducted to arrive at net proceeds of $29.8 million from the Offering. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. Net Offering proceeds retained by the Company were used to acquire investments and fund a loan to the Bank’s employee stock ownership plan.

Item 3.           Defaults Upon Senior Securities – Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders – Not applicable

Item 5.           Other Information – Not applicable

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

PSB HOLDINGS, INC.
(Registrant)

Date	/s/ Robert G. Cocks, Jr.
Robert G. Cocks, Jr.
President and Chief Executive Officer

Date	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Vice President and Treasurer