Form 10KSB
period 2005-06-30
PSB Holdings, Inc.
filed 2005-09-19
CIK 1293211

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-50970

PSB Holdings, Inc.

(Name of Small Business Issuer in its Charter)

Federal	42-1597948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
40 Main Street, Putnam, Connecticut	06260
(Address of Principal Executive Office)	(Zip Code)

(860) 928-6501

(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1)          YES ☒   NO ☐

(2)          YES ☒   NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☒

The Registrant’s revenues for the fiscal year ended June 30, 2005 were $16.0 million.

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act ☐ YES   ☒ NO

As of August 31, 2005, there were 6,943,125 shares issued and outstanding of the Registrant’s Common Stock, including 3,729,846 shares owned by Putnam Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of August 31, 2005 was $27.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.                 Proxy Statement for the 2005 Annual Meeting of Stockholders (Part III)

PSB HOLDINGS, INC.

FORM 10-KSB

i

PART I

ITEM 1.                Description of Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

PSB Holdings, Inc.

PSB Holdings, Inc. is the federally chartered stock holding company of Putnam Savings Bank, and owns 100% of the common stock of Putnam Savings Bank. PSB Holdings, Inc. also has investment securities of approximately $11.3 million We have not engaged in any significant business activity other than owning the common stock of Putnam Savings Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501. 53.7% of the outstanding stock of PSB Holdings, Inc. is owned by Putnam Bancorp, MHC.

Putnam Bancorp, MHC

Putnam Bancorp, MHC is a federally chartered mutual holding company. Putnam Bancorp, MHC has not engaged in any significant business activity other than owning the common stock of PSB Holdings, Inc. Putnam Bancorp, MHC owns 53.7% of the outstanding shares of common stock of PSB Holdings, Inc. So long as Putnam Bancorp, MHC exists, it is required to own a majority of the voting stock of PSB Holdings, Inc. As a result, stockholders other than Putnam Bancorp, MHC will not be able to exercise voting control over most matters put to a vote of stockholders and Putnam Bancorp, MHC, through its Board of Directors, will be able to exercise voting control over most matters put to a vote of stockholders.

Putnam Savings Bank

Putnam Savings Bank was originally founded in 1862 as a state-chartered mutual savings bank. In October 2004, the Bank converted to a federally-chartered stock savings bank in connection with the offering of common stock by PSB Holdings, Inc. The Bank is headquartered in Putnam, Connecticut and conducts substantially all of its business from four full-service banking offices and one loan origination center. In addition, the Bank maintains a “Special Needs Limited Branch” and a “Limited Service (Mobile) Branch”. The telephone number at our main office is (860) 928-6501.

General

Our principal business consists of attracting deposits from the general public in the areas surrounding  Putnam, Connecticut and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans and consumer loans, and in investment securities.  Our revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2004, based on the FDIC’s annual Summary of Deposits Report, our market share of deposits represented 15.5% of deposits in Windham County.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

We operate in a primarily rural market area that has a stable population and household base. All of our offices are located in Windham County, Connecticut. According to a recent census report, during the past three years, the population of Windham County increased by 0.5% while the population of the United States increased by 1.2%. During the period, the number of households in Windham County and in the United States increased 0.8% and 1.2%, respectively. In 2003, per capita income for Windham County was $22,800, and the median household income was $48,000. This compares to per capita income for the State of Connecticut and the United States of $32,800 and $24,700, respectively, and median household income of $59,200 and $46,600, respectively.

Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east). Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts. Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and manufacturing. These three sectors comprise approximately 70% of the employment base in Windham County. Windham County’s June 2005 unemployment rate of 5.9% was higher than the comparable Connecticut unemployment rate of 5.4% and higher than the national unemployment rate of 5.2%. Consistent with the national and Connecticut unemployment trends, Windham County’s June 2005 unemployment rate of 5.9% was lower than the June 2004 unemployment rate of 6.0%. Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations. Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of Tolland and New London and the Rhode Island and Massachusetts communities adjacent to Windham County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real estate. We retain most of the loans that we originate. However, we generally sell long-term fixed rate loans in the secondary market. When we sell loans, we generally retain the servicing rights for such loans. One- to four-family residential real estate mortgage loans represented $127.5 million, or 74.8%, of our loan portfolio at June 30, 2005. We also offer commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans (primarily secured by single-family properties) and consumer loans. At June 30, 2005, commercial real estate loans totaled $32.7 million, or 19.2% of our loan portfolio, commercial loans totaled $4.6 million, or 2.7% of our loan portfolio, construction mortgage loans totaled $4.8 million, or

2.8% of our loan portfolio and consumer loans, consisting primarily of auto loans and secured personal loans, totaled $1.0 million, or 0.6% of our loan portfolio.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$127,520	74.75%	$104,405	74.58%	$100,624	82.17%
Commercial real estate	32,685	19.16	25,740	18.39	16,753	13.68
Residential construction	4,778	2.80	5,467	3.91	2,057	1.68
Commercial	4,561	2.67	3,324	2.37	1,696	1.38
Consumer and other	1,044	0.62	1,052	0.75	1,325	1.08
Total loans	$170,588	100.00%	$139,988	100.00%	$122,455	100.00%
Unadvanced construction loans	(4,220)		(4,623)		(696)
Net deferred loan costs (fees)	(3)		(125)		(31)
Allowance for loan losses	(1,359)		(1,285)		(1,264)
Loans, net	$165,006		$133,955		$120,464

(1)   Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Loan Portfolio Maturities and Yields.   The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

Residential(1)		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other		Total Loans
Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Due During the Years Ending June 30,
2006	$38,114	5.59%	$15,143	7.50%	$558	5.43%	$2,986	6.98%	$620	7.08%	$57,421	6.04%
2007	19,206	5.60	3,481	7.30	—	—	718	6.41	211	7.91	23,616	5.89
2008	18,241	5.44	3,852	6.66	—	—	431	5.90	135	7.74	22,659	5.67
2009 to 2010	24,247	5.56	8,313	6.84	—	—	398	6.12	78	7.33	33,036	5.89
2011 to 2015	20,855	5.79	1,659	6.95	—	—	28	6.00	—	—	22,542	5.88
2016 and beyond	6,857	5.77	237	6.37	—	—	—	—	—	—	7,094	5.78
Total	$127,520	5.61	$32,685	7.18	$558	5.43	$4,561	6.71	$1,044	7.33	$166,368	5.91

(1)    Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2005 that are contractually due after June 30, 2006.

	Due After June 30, 2006
	Fixed	Adjustable	Total
	(In thousands)
Mortgage Loans:
Residential(1)	$67,089	$22,317	$89,406
Commercial real estate	16,784	758	17,542
Commercial	1,392	183	1,575
Consumer and other	424	—	424
Total	$85,689	$23,258	$108,947

(1)          Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

The total amount of loans due after June 30, 2005 that have fixed interest rates is $111.6 million, and the total amount of loans due after that date that have floating or adjustable interest rates is $54.8 million.

Residential Mortgage Loans.   Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Windham County. At June 30, 2005, $127.5 million, or 74.8% of our loan portfolio, consisted of one- to four-family residential mortgage loans. Included within these one- to four-family loans at June 30, 2005 were $6.1 million of home equity loans and $9.2 million of home equity lines of credit. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single- family homes. Fixed rate mortgage loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential mortgage loans are underwritten according to Fannie Mae policies and procedures. Fixed rate residential mortgage loans with terms of more than 15 years are generally sold in the secondary market, while bi-weekly mortgages are generally retained in our portfolio. Bi-weekly mortgages are loans that require payments be made every two weeks. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $40.3 million of fixed rate one- to four-family residential loans during the year ended June 30, 2005, of which $11.9 million were sold in the secondary market.

We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $16.3 million of adjustable rate one- to four-family residential loans during the year ended June 30, 2005. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2005, $37.4 million, or 29.3%, of our one- to four-family residential loans had adjustable rates of interest.

In an effort to provide financing for moderate income home buyers, we offer Veterans Administration (VA), Federal Housing Administration (FHA), Connecticut Housing Finance Authority (CHFA) and Rural Development loans. These programs offer residential mortgage loans to qualified individuals. These loans are offered with fixed rates of interest and terms of up to 30 years. Such loans are secured by one- to four-family residential properties. All of these loans are originated using agency underwriting guidelines. VA, FHA and CHFA loans are closed in the name of Putnam Savings Bank and are immediately sold on a servicing-released basis. All such loans are originated in amounts of up to 100% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is required on all such loans.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2005, our largest residential mortgage loan had a principal balance of $706,000 and was secured by a residence located in our primary market area. This loan was performing in accordance with its repayment terms.

We also offer home equity loans and home equity of lines of credit, both of which are secured by owner-occupied one- to four-family residences. At June 30, 2005, home equity loans and equity lines of credit totaled $13.8 million, or 10.8% of our residential mortgage loans and 8.1% of total loans. Additionally, at June 30, 2005, the unadvanced amounts of home equity lines of credit totaled $8.8 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%, however, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 14.25%.

Commercial Real Estate Loans.   We originate commercial real estate loans, including multi-family real estate loans, that are generally secured by five or more unit apartment buildings, construction loans and loans on properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. We also offer real estate development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one- to four-family residential properties. At June 30, 2005, commercial mortgage loans totaled $32.7 million, which amounted to 19.2% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit, which may be increased on an exception basis, which at June 30, 2005 was $2.5 million. Our commercial real estate loans may be made with terms of up to five years with 20 year amortization schedules and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or Federal Home Loan Bank advance rates . In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x.

Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2005 was a performing $1.8 million loan secured by property located in our primary market area.

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Construction Loans.   We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2005, construction mortgage loans totaled $4.8 million, or 2.8%, of total loans. At June 30, 2005, the unadvanced portion of these construction loans totaled $4.2 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the construction loan converts to a permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2005, our largest outstanding residential construction mortgage loan commitment was for $544,000, $399,000 of which was outstanding. This loan was performing according to its terms at June 30, 2005. Construction loans to individuals are generally made on the same terms as our one- to four-family mortgage loans.

Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, with a value that is insufficient to assure full payment.

Commercial Loans.   At June 30, 2005, we had $4.6 million in commercial loans which amounted to 2.7% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which may be increased on an exception basis, which at June 30, 2005 was $2.5 million. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 75% of the value of the collateral securing the loan. We generally do not make unsecured commercial loans.

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2005, our largest commercial loan was a $758,000 loan secured by business assets located in our primary market area. This loan was performing according to its terms at June 30, 2005.

Consumer and Other Loans.   We offer a limited range of consumer loans, principally to Putnam Savings Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $1.0 million, or 0.6% of our total loan portfolio, at June 30, 2005.

The following table shows loan origination, sale and principal repayment activity during the periods indicated.

	Years Ended June 30,
	2005	2004	2003
	(In thousands)
Total loans at beginning of period	$135,240	$121,728	$113,443
Loans originated:
Residential(1)	56,642	56,814	68,693
Commercial real estate	17,433	14,362	8,043
Residential construction	7,720	9,323	4,744
Commercial	6,264	6,420	4,758
Consumer and other	1,133	864	1,185
Total loans originated	89,192	87,783	87,423
Loans purchased	9,240	—	—
Deduct:
Principal repayments	55,443	62,564	58,483
Loan sales	11,859	11,646	20,615
Other repayments	5	61	40
Net loan activity	31,125	13,512	8,285
Total loans at end of period	$166,365	$135,240	$121,728

(1)   Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Origination, Purchase, Sale and Servicing of Loans.   Lending activities are conducted primarily by our loan personnel operating at our four branch offices and one loan origination center. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

Generally, we retain in our portfolio all bi-weekly loans and other loans that we originate, with the exception of longer-term, fixed rate one- to four-family mortgage loans. The one- to four-family loans that we currently originate for sale include mortgage loans which conform to the underwriting standards specified by Fannie Mae. We also sell all mortgage loans insured by CHFA, FHA and VA and Rural Development loans. Generally, all one- to four-family loans that we sell are sold pursuant to master commitments negotiated with Fannie Mae. We sell our loans without recourse. We generally retain the servicing rights on the mortgage loans sold to Fannie Mae, but generally sell all CHFA, VA, FHA and Rural Development loans on a servicing-released basis.

At June 30, 2005, Putnam Savings Bank was servicing loans sold in the amount of $26.6 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2005, we originated $56.6 million of fixed rate and adjustable rate one-to four-family loans, of which $44.7 million were retained by us.  We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

During the fiscal year ended June 30, 2005, we purchased $9.2 million of one- to four-family residential mortgage loans. All of the purchased loans were secured by collateral located in Rhode Island,

Massachusetts and Connecticut, some of which are located outside of our market area. These loans were underwritten in accordance with the same standards applicable to our originated loans. We purchased these loans as a means of deploying a portion of the proceeds of our recent public offering.

Loan Approval Procedures and Authority.   The Board of Directors establishes the lending policies and loan approval limits of Putnam Savings Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial loans up to amounts established for each lending officer. Loans in amounts above the individual authorized limits require the approval of Putnam Savings Bank’s Credit Committee. The Credit Committee is authorized to approve the following types of loans in amounts up to $350,000: all one- to four family mortgage loans, commercial real estate loans, commercial loans and secured consumer loans. All loans of $350,000 or greater must receive the approval of Putnam Savings Bank’s Board of Directors.

The Board annually approves independent appraisers used by Putnam Savings Bank. For larger loans, the Bank may require an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is Putnam Savings Bank’s policy to require hazard insurance on all mortgage loans.

Loan Origination Fees and Other Income.   In addition to interest earned on loans, Putnam Savings Bank receives loan origination fees. Such fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

Loans to One Borrower.   The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At June 30, 2005, our regulatory limit on loans to one borrower was $6.2 million. At that date, the largest aggregate amount loaned by Putnam Savings Bank to one borrower was $1.8 million. The loans comprising this lending relationship were performing in accordance with their terms as of June 30, 2005.

Non-performing and Problem Assets

A computer-generated delinquency notice is mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes 60 days delinquent, Putnam Savings Bank sends a letter advising the borrower of the delinquency. The borrower is given 30 days to pay the delinquent payments or to contact Putnam Savings Bank to make arrangements to bring the loan current over a longer period of time. If the borrower fails to bring the loan current in 30 days or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure proceedings are started. We may consider forbearance in cases of a temporary loss of income if a plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.

All non-commercial mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become more than 90 days delinquent. Commercial loans are evaluated for non-accrual status on a case-by-case basis. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.

Non-Performing Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates). A loan classified in the table below as “non-accrual” does not necessarily mean that such loan is or has been delinquent. Once a loan is more than 90 days delinquent or the borrower or collateral securing the loan experiences an event that makes collectibility suspect, the loan is placed on “non-accrual” status. Our policies require six-months of continuous payments in order for the loan to be removed from non-accrual status.

	At June 30,
	2005		2004	2003
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans(1)	$86		$659	$742
Commercial real estate	—		—	59
Residential construction	—		—	—
Commercial	—		—	65
Consumer and other	—		—	1
Total	86	(2)	659	867
Accruing loans past due 90 days and under:
Residential mortgage loans(1)	—		—	7
Commercial real estate	—		—	285
Residential construction	—		—	—
Commercial	—		—	—
Consumer and other	—		—	—
Total	—		—	292
Accruing loans past due over 90 days:
Residential mortgage loans(1)	—		—	—
Commercial real estate	—		—	—
Residential construction	—		—	—
Commercial	—		—	—
Consumer and other	—		—	—
Total	—		—	—
Total non-performing loans	86		659	1,159
Real estate owned	—		—	—
Other non-performing assets	—		—	—
Total non-performing assets	86		659	1,159
Troubled debt restructurings	—		—	—
Troubled debt restructures and total non-performing assets	$86		$659	$1,159
Total non-performing loans to total loans	0.05%		0.47%	0.95%
Total non-performing loans to total assets	0.13		0.24	0.48
Total non-performing assets and troubled debt restructurings to total assets	0.13		0.24	0.48

(1)          Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

(2)          The gross interest income that would have been reported if the loans had performed in accordance with their original terms was $6,339. Actual income recognized in income was $6,112.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2005
Residential(1)	1	$13	—	$—	1	$13
Commercial real estate	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1	195	—	—	1	195
Consumer and other	—	—	—	—	—	—
Total	2	$208	—	$—	2	$208
At June 30, 2004
Residential(1)	5	$422	—	$—	5	$422
Commercial real estate	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1	20	—	—	1	20
Consumer and other	—	—	—	—	—	—
Total	6	$442	—	$—	6	$442
At June 30, 2003
Residential(1)	—	$—	3	$327	3	$327
Commercial real estate	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	—	—	1	33	1	33
Consumer and other	—	—	1	1	1	1
Total	—	$—	5	$361	5	$361

(1)          Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Classified Assets.   Office of Thrift Supervision regulations provide that loans and other assets considered to be of lesser quality be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss”, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at June 30, 2005 we had classified $99,871 of our assets as substandard. All these loans were considered non-performing and included in the table on Non-Performing Assets. Specific reserves allocated to these loans as of June 30, 2005 totaled $2,358. At June 30, 2005, none of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent or is otherwise identified as a problem, we may establish a specific loan loss allowance based on a review of among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of June 30, 2005 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically review our allowance for loan losses. This agency may require that we recognize additions to the allowance based on its judgment of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	June 30,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$1,285	$1,264	$1,235
Provision for loan losses	135	60	60
Charge offs:
Residential(1)	—	(2)	—
Commercial real estate	—	—	—
Residential construction	—	—	—
Commercial	—	(47)	(38)
Consumer and other	(5)	(11)	(2)
Total charge-offs	(5)	(60)	(40)
Recoveries:
Residential(1)	—	3	4
Commercial real estate	26	—	—
Residential construction	—	—	—
Commercial	4	18	—
Consumer and other	12	—	5
Total recoveries	42	21	9
Net (charge-offs) recoveries	37	(39)	(31)
Transfer to allowance for off-balance sheet items	(98)	—	—
Allowance at end of period	$1,359	$1,285	$1,264
Ratios:
Allowance for loan losses to non-performing loans at end of period	1,580.23%	194.99	109.06%
Allowance for loan losses to total loans outstanding at the end of the period	0.82%	0.96%	1.05%
Net charge-offs to average loans outstanding	—%	0.03%	0.03%

(1)          Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Allocation of Allowance for Loan Losses.   The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2005			2004			2003
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgages(1)	$491	36.10%	77.55%	$492	38.29%	78.49%	$459	37.17%	78.49%
Commercial loans(2)	723	53.16	21.83	618	48.09	20.76	340	27.53	20.76
Consumer loans	16	1.18	0.61	15	1.17	0.75	17	1.38	0.75
Unallocated	130	9.56		160	12.45		419	33.93
Total allowance for loan losses	$1,360	100.00%	100.00%	$1,285	100.00%	100.00%	$1,235	100.00%	100.00%

(1)    Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

(2)    Commercial loans include commercial real estate loans and C & I loans.

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors, some of which are not loan specific but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type, delinquency status or loan grade and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investment Activities

Putnam Savings Bank’s Investment Committee is responsible for implementing Putnam Savings Bank’s Investment Policy. The Investment Policy is reviewed annually by the Investment Committee and any changes to the policy are recommended to and subject to the approval of our Board of Directors. The Investment Committee is comprised of our Chairman, President, Treasurer and one director who is selected annually for a one-year term. Authority to make investments under the approved Investment Policy guidelines is delegated by the Investment Committee to appropriate officers. While general investment strategies are developed and authorized by the Investment Committee, the execution of specific actions rests with the President or Treasurer who may act jointly or severally as Putnam Savings Bank’s Investment Officer. The Investment Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Investment Officer is authorized to execute investment transactions (purchases and sales) up to $2 million per transaction without the prior approval of the Investment Committee and within the scope of the established investment policy. Each transaction in excess of $2 million must receive prior approval of the Investment Committee.

In addition, Putnam Savings Bank may utilize the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom they are conducting business on our behalf. A list of appropriate dealers is provided annually to the Board of Directors for approval and authorization prior to execution of trades. The investment advisor, through its assigned portfolio manager, must contact our President or Treasurer to review all investment recommendations and transactions and receive approval from the President or Treasurer prior to execution of any transaction that might be transacted on our behalf. Upon receipt of approval, the investment advisor, or its assigned portfolio manager, is authorized to conduct all investment business on our behalf.

Our Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, all securities purchased are held available-for-sale.

U.S. Government and Agency Obligations.   At June 30, 2005, Putnam Savings Bank’s U.S. Government and Agency securities portfolio totaled $25.6 million, or 16.8% of total investments, all of which were classified as available-for-sale. There were no structured notes in the portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

State Agency and Municipal Obligations.   These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our investment policy requires that such state agency or municipal obligations be rated “A-” or better by a nationally recognized rating agency. If the debt obligation rating goes below “A-” then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment. At June 30, 2005, Putnam Savings Bank’s state agency and municipal obligations portfolio totaled $9.1 million, or 6.0% of total investments, all of which was classified as available-for-sale.

Corporate Bonds.   At June 30, 2005, Putnam Savings Bank’s corporate bond portfolio totaled $24.2 million, or 15.9% of total investments, all of which was classified as available-for-sale. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated “A-” by a nationally recognized rating agency. If the bond rating goes below “A-” then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment.

Mortgage-Backed Securities.   Putnam Savings Bank purchases mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae. Putnam Savings Bank also invests in collateralized mortgage obligations (“CMOs”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae, or private issuers such as Washington Mutual and Countrywide Home Loans.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally U.S. government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as Putnam Savings Bank, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

CMOs are a type of debt security issued by a special purpose entity that aggregates pools of mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest, with each class, or “tranche”, possessing different risk characteristics. A particular tranche of CMOs may, therefore, carry prepayment risk that differs from that of both the underlying collateral and other tranches. CMO tranches are purchased by Putnam Savings Bank in an attempt to moderate reinvestment risk associated with mortgage-backed securities resulting from unexpected prepayment activities.

At June 30, 2005, mortgage-backed securities totaled $65.9 million, or 43.2% of assets and 20.5% of interest earning assets, all of which were classified as available-for-sale. At June 30, 2005, 54.3% of the mortgage-backed securities were backed by adjustable rate loans and 45.7% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 4.24% at June 30, 2005. The estimated fair value of our mortgage-backed securities at June 30, 2005 was $65.9 million, which is equal to the amortized cost of $65.9 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Marketable Equity Securities.   We currently maintain a diversified equity securities portfolio. At June 30, 2005, our equity securities portfolio totaled $27.8 million, or 18.2% of total assets, all of which were classified as available for sale. At June 30, 2005, the portfolio primarily consisted of $386,000 of diversified common stock, $1.0 million of preferred stock issued by corporate issuers and $22.6 million of auction rate preferred stock. At June 30, 2005, our investments in common stock consisted of investments in five corporate issuers, and the maximum investment in any single issuer was $198,000. The industries represented by our common stock investments include technology, services, consumer and financial. Our investments in preferred stock consisted of investments in six corporate issuers, and the maximum investment in any single issuer was $2.0 million. The industries represented by our preferred stock investments included government agency, technology, financial and investment banking. We generally require that the maximum equity investment in any one corporation shall not exceed 20% of tier one capital. Our investment in Federal Home Loan Bank stock was $3.8 million.

Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

As a result of Putnam Savings Bank’s conversion to a federally chartered savings bank, Putnam Savings Bank is no longer permitted to invest in equity securities, pursuant to Office of Thrift Supervision regulations. However, the Office of Thrift Supervision has agreed to permit Putnam Savings Bank to divest its equity securities portfolio over a period of years.

Investment Securities Portfolio.   The following table sets forth the carrying values of our investment securities portfolio at the dates indicated.

	At June 30,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt Securities:
U.S. Government and agency securities	$25,564	$25,300	$15,072	$14,933	$6,173	$6,268
State agency and municipal obligations	9121	$9,706	9118	$9,303	9,115	9,636
Corporate bonds and other securities	24,213	24,497	31,239	31,786	30,818	31,943
Mortgage-backed securities	65,866	65,889	61,144	60,866	46,577	47,229
Total debt securities	124,764	125,392	116,573	116,888	92,683	95,076
Marketable equity securities:
Common stock	4,142	4,344	3,160	3,245	2,880	2,930
Preferred stock	23,608	23,669	6,716	6,733	4,590	4,675
Mutual funds	—	—	—	—	2	2
Total equity securities	27,750	28,013	9,876	9,978	7,472	7,607
Total available for sale securities	152,514	153,405	126,449	126,866	100,155	102,683

Portfolio Maturities and Yields.   The composition and maturities of the investment securities portfolio at June 30, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2005, mortgage-backed securities with adjustable rates totaled $35.8 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities
U.S. Government and agency securities	$ —		$ 25,300	3.37%	$ —		$ —		$ 25,300	3.37%
State agency and municipal obligations	—		—		640	4.39%	9,066	4.99%	9,706	4.95%
Corporate bonds and other securities	8,252	5.51%	7,931	3.81%	—		8,314	4.73%	24,497	4.69%
Mortgage-backed securities	1	8.12%	4,476	3.62%	12,450	3.78%	48,962	4.41%	65,889	4.24%
Total debt securities	$ 8,253		$ 37,707		$ 13,090		$ 66,342		$ 125,392	4.20%
Marketable equity securities:
Common stock	—		—		—		—		588	1.10%
Preferred stock	—		—		—		—		23,669	3.30%
									24,257	3.27%
FHLB restricted stock	—		—		—		—		3,756	4.00%
Total equity securities	—		—		—		—		28,013	3.37%
Total investment securities	$ 8,253		$ 37,707		$ 13,090		$ 66,342		$ 153,405	4.05%

Sources of Funds

General.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of Boston may be used to compensate for reductions in deposits and to fund loan growth.

Deposits.   A majority of our depositors are persons who work or reside in Windham County, Connecticut. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, negotiable order of withdrawal (NOW) accounts and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2005, $83.9 million, or 38.5%, of our deposit accounts were certificates of deposit, of which $48.7 million had maturities of one year or less.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At June 30,
	2005			2004			2003
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$ 25,976	11.91%	—%	$ 25,380	12.48%	—%	$ 23,075	12.05%	—%
NOW accounts	36,100	16.55	1.59	9,696	4.77	0.25	10,105	5.28	0.40
Regular savings	43,086	19.75	0.65	43,077	21.18	0.65	39,283	20.52	1.00
Money market accounts	28,761	13.19	1.67	48,438	23.81	1.57	39,090	20.42	1.70
Club accounts	270	0.12	4.17	267	0.13	4.17	261	0.14	4.17
Total transaction accounts	134,193	61.52	1.00	126,858	62.37	0.85	111,814	58.41	0.99
Certificates of deposit	83,930	38.48	3.16	76,539	37.63	3.02	79,606	41.59	3.24
Total deposits	$ 218,123	100.00%	1.83	$ 203,397	100.00%	1.66	$ 191,420	100.00%	1.93

As of June 30, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $30.6 million. The following table sets forth the maturity of those certificates as of June 30, 2005.

At June 30, 2005
(In thousands)
Three months or less	$ 7,927
Over three months through six months	2,782
Over six months through one year	7,142
Over one year to three years	8,984
Over three years	3,796
Total	$ 30,631

The following table sets forth the time deposits classified by interest rate as of the dates indicated.

	At June 30,
	2005	2004	2003
	(In thousands)
Interest Rate
0.00% - 1.00%	$ 118	$ 4,224	$ 58
1.01% - 2.00%	15,387	22,496	19,392
2.01% - 3.00%	22,832	12,424	20,394
3.01% - 4.00%	29,206	16,857	16,244
4.01% - 5.00%	12,298	13,394	14,341
5.01% - 6.00%	3,794	6,059	8,107
6.01% - 7.00%	295	1,085	1,070
7.01% - 8.00%	—	—	—
Total	$ 83,930	$ 76,539	$ 79,606

The following table sets forth the amount and maturities of time deposits at June 30, 2005.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
0.00% - 1.00%	$ —	$ —	$ 118	$ —	$ —	$ 118	0.14%
1.01% - 2.00%	15,320	37	5	25	—	15,387	18.33
2.01% - 3.00%	16,121	5,530	1,161	20	—	22,832	27.20
3.01% - 4.00%	14,206	1,763	4,512	3,472	5,253	29,206	34.80
4.01% - 5.00%	1,688	3,669	6,203	—	738	12,298	14.65
5.01% - 6.00%	1,108	2,627	59	—	—	3,794	4.52
6.01% - 7.00%	295	—	—	—	—	295	0.35
Total	$ 48,738	$ 13,626	$ 12,058	$ 3,517	$ 5,991	$ 83,930	100.0%

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Beginning balance	$ 178,017	$ 168,345	$ 146,099
Net deposits before interest credited	10,356	6,164	18,051
Interest credited	3,774	3,508	4,195
Net increase in deposits	14,130	9,672	22,246
Ending balance	$ 192,147	$ 178,017	$ 168,345

Borrowings.   Our borrowings consist of advances from and a line of credit with the Federal Home Loan Bank of Boston and retail repurchase agreements. At June 30, 2005, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $61.2 million. At June 30, 2005, retail repurchase agreements were $1.1 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	2005	2004	2003
	(Dollars in thousands)
Maximum amount of advances outstanding at any month during the period:
FHLB advances	$ 62,630	$ 49,452	$ 38,250
Repurchase agreements	1,685	790	0
Average advances outstanding during the period:
FHLB advances	52,958	29,244	33,386
Repurchase agreements	1,188	61	—
Balance outstanding at end of period:
FHLB advances	62,630	49,450	27,000
Repurchase agreements	1,104	790	—
Weighted average interest rate during the period:
FHLB advances	3.34%	3.89%	4.93%
Repurchase agreements	1.94	0.74	—
Weighted average interest rate at end of period:
FHLB advances	3.61%	3.39%	4.95%
Repurchase agreements	3.00	0.88	—

Subsidiary Activities

PSB Holdings’ only subsidiary is Putnam Savings Bank. Putnam Savings Bank has two subsidiaries, Windham North Properties, LLC and PSB Realty, LLC. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Savings Bank forecloses. As of June 30, 2005, Windham North Properties, LLC, did not own any such properties. PSB Realty, LLC owns a single parcel of real estate located immediately adjacent to Putnam Savings Bank’s main office. This real estate is utilized as a loan center for Putnam Savings Bank and there are no outside tenants that occupy the premises.

Personnel

As of June 30, 2005, we had 68 full-time employees and 23 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General.   PSB Holdings, Inc. and Putnam Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. PSB Holdings, Inc.’s and Putnam Savings Bank’s tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to PSB Holdings, Inc. or Putnam Savings Bank.

Method of Accounting.   For federal income tax purposes, PSB Holdings, Inc. and Putnam Savings Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing their federal income tax returns.

Bad Debt Reserves.   Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Savings Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Savings Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2005 Putnam Savings Bank had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture.   Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Savings Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2005, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.   The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences which we refer to as “alternative minimum taxable income”. The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. Putnam Savings Bank has not been subject to the AMT and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers.   A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2005, Putnam Savings Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.   PSB Holdings, Inc. may exclude from its income 100% of dividends received from Putnam Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

Connecticut State Taxation.   PSB Holdings, Inc. and Putnam Savings Bank and its subsidiaries, are subject to the Connecticut corporation business tax. Both entities are required to pay the regular corporation business tax (income tax).

The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate of 7.5% to arrive at Connecticut income tax. Additionally, for the fiscal year ended June 30, 2005, there was a 25% surcharge resulting in an effective rate of 9.375%.

SUPERVISION AND REGULATION

General

Putnam Savings Bank is examined and supervised by the Office of Thrift Supervision. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Putnam Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. Putnam Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Putnam Savings Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Putnam Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Putnam Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on PSB Holdings, Inc. and Putnam Savings Bank and their operations.

Federal Banking Regulation

Business Activities.   A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Putnam Savings Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. Putnam Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Putnam Savings Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements.   Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. Putnam Savings Bank does not typically engage in asset sales.

At June 30, 2005, Putnam Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.   A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2005, Putnam Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test.   As a federal savings association, Putnam Savings Bank must satisfy the qualified thrift lender, or “QTL”, test. Under the QTL test, Putnam Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Putnam Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2005, Putnam Savings Bank satisfied this test.

Capital Distributions.   Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•       the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•       the association would not be at least adequately capitalized following the distribution;

•       the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•       the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•       the association would be undercapitalized following the distribution;

•       the proposed capital distribution raises safety and soundness concerns; or

•       the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.   A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.   All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Putnam Savings Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Privacy Standards.   Effective July 2001, financial institutions, including Putnam Savings Bank, became subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require Putnam Savings Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require Putnam Savings Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Putnam Savings Bank is required to provide its customers with the ability to “opt-out” of having Putnam Savings Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on PSB Holdings, Inc. or Putnam Savings Bank. The Gramm-Leach-Bliley Act also allows each state to enact legislation that is more protective of consumers’ personal information. We cannot predict whether Connecticut may enact such legislation or what impact, if any, it would have if enacted.

On February 1, 2001, the FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of The Gramm-Leach Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records, or information that could result in substantial harm or inconvenience to any customer. Putnam Savings Bank has implemented these guidelines, and such implementation did not have a material adverse effect on our operations.

Transactions with Related Parties.   A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. PSB Holdings, Inc. is an affiliate of Putnam Savings Bank. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Putnam Savings Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Putnam Savings Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Putnam Savings Bank’s Board of Directors.

Enforcement.   The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties”, including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness.   Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations.   Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•       well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•       adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•       undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•       significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•       critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2005, Putnam Savings Bank met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts.   Deposit accounts in Putnam Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Putnam Savings Bank’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

Prohibitions Against Tying Arrangements.   Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.   Putnam Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Putnam Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2005, Putnam Savings Bank was in compliance with this requirement.

Federal Reserve System.   The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2005, Putnam Savings Bank was in compliance with these reserve requirements.

The USA PATRIOT Act

The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the act impose affirmative obligations on a broad range of financial institutions, including savings banks, like Putnam Savings Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Holding Company Regulation

General.   Putnam Bancorp, MHC and PSB Holdings, Inc. are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Putnam Bancorp, MHC and PSB Holdings, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over PSB Holdings, Inc. and Putnam Bancorp, MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, PSB Holdings, Inc. and Putnam Bancorp, MHC are generally not subject to state business organization laws.

Permitted Activities.   Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as PSB Holdings, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including PSB Holdings, Inc. and Putnam Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Putnam Bancorp, MHC.   Office of Thrift Supervision regulations require Putnam Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from PSB Holdings, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that Putnam Bancorp, MHC will waive any dividends paid by PSB Holdings, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Putnam Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Putnam Bancorp, MHC converts to stock form.

Conversion of Putnam Bancorp, MHC to Stock Form.   Office of Thrift Supervision regulations permit Putnam Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to PSB Holdings, Inc. (the “New Holding Company”), Putnam Bancorp, MHC’s corporate existence would end, and certain depositors of Putnam Savings Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Putnam Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in PSB Holdings, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority

Stockholders would not be diluted because of any dividends waived by Putnam Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Putnam Bancorp, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Federal Securities Laws

PSB Holdings, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. PSB Holdings, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

ITEM 2.                Description of Property

We conduct substantially all of our business through our main office, three full service branch offices and one loan origination center. We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”. In 2002, we began Limited Service (Mobile) Branch activities. The Limited Services (Mobile) Branch serves approximately eight locations in our primary market area consisting of schools and retirement facilities. Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit-taking, check cashing, notary and certificate of deposit renewal activities. Set forth below is information on our office locations as of June 30, 2005.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:
40 Main Street	Owned	1974	14,938	$1,644
Putnam, Connecticut 06260
Full Service Branches:
100 Averill Road	Owned	1981	2,487	639
Pomfret Center, Connecticut 06259
125 Wauregan Road	Owned	1993	2,452	441
Danielson, Connecticut 06239
11 Pratt Road	Owned	2000	2,162	417
Plainfield, Connecticut 06374
Loan Center:
50 Canal Street	Owned	2000	2,940	228
Putnam, Connecticut 06260
ATM Remote Location:
168 Route 169	Leased	2003	30	—
Woodstock, Connecticut 06281
Special Needs Limited Branch(1):
Creamery Brook Retirement Village	—		—	—
36 Vina Lane
Brooklyn, Connecticut 06234
Total				$3,369

(1)          Our personnel are at this location for approximately three hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.

The net book value of our premises, land and equipment was approximately $4.5 million at June 30, 2005.

ITEM 3.                Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.                Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)   Our common stock is traded on the Nasdaq National Market under the symbol “PSBH.”  Putnam Bancorp, MHC owns 3,729,846 shares, or 53.7% of our outstanding common stock. The approximate number of holders of record of PSB Holdings’ common stock as of August 31, 2005 was 562. Certain shares of PSB Holdings are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PSB Holdings’ common stock for the period ended June 30, 2005. PSB Holdings began trading on the Nasdaq National Market on October 5, 2004. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq National Market.

Fiscal 2005	High	Low	Dividends
Quarter ended December 31, 2004	$12.25	$10.25	$ .05
Quarter ended March 31, 2005	11.95	10.10	.05
Quarter ended June 30, 2005	10.75	9.50	.05

Dividend payments by PSB Holdings are dependent primarily on dividends it receives from Putnam Savings Bank, because PSB Holdings will have no source of income other than dividends from Putnam Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by PSB Holdings, and interest payments with respect to PSB Holdings’ loan to the Employee Stock Ownership Plan.

At June 30, 2005, there were no compensation plans under which equity securities of PSB Holdings were authorized for issuance.

In addition, reference is made to the “Market for Common Stock” section of PSB Holdings’ 2005 Annual Report to Stockholders, which is incorporated herein by reference.

(b)   On October 4, 2004, PSB Holdings completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

                                         1.  The effective date of the registration statement on Form SB-2, as amended (File No. 333-116364) was August 13, 2004.

                                         2.  The offering of securities was not underwritten. Keefe, Bruyette & Woods, Inc. acted as marketing agent and offered the securities on a “best efforts” basis.

                                         3.  The class of securities registered was common stock, $0.10 par value per share. The amount of such securities registered was 3,213,279 shares at an offering price of $10.00 per share. The offering terminated on September 14, 2004 with the sale of 3,089,691 shares at a price of $10.00 per share. In addition to the shares issued to eligible depositors, PSB Holdings issued 3,729,846 additional shares to Putnam Bancorp, MHC. As a result of the offering, at June 30, 2005,  purchasers in the offering owned 46.3% of PSB Holdings’ common stock, and Putnam Bancorp, MHC owned 53.7% of PSB Holdings’ common stock.

                                         4.  The total offering expenses incurred by PSB Holdings were approximately $1.1 million, none of which were paid directly or indirectly to directors or officers of PSB Holdings or their associates. A breakdown of the fees by type is as follows (dollars in thousands):

Marketing agent commission and expenses	$303,510
Other expenses	747,027
Total expenses	$1,050,537

                                         5.  Gross proceeds of the offering were $30.9 million. PSB Holdings loaned $2.6 million to Putnam Savings Bank’s employee stock ownership plan to purchase stock in the offering and incurred $1.1 million of expenses associated with the offering resulting in net proceeds of $29.8 million. One-half of the net proceeds were invested in Putnam Savings Bank and the remaining amount was initially invested in deposit accounts at Putnam Savings Bank and other financial institutions. These uses of proceeds do not represent a material change in the use of proceeds, described in PSB Holdings’ prospectus dated August 13, 2004.

(c)   PSB Holdings did not repurchase any shares of its common stock during the relevant period.

ITEM 6.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the twelve months ended June 30, 2005 and 2004, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 7 of this annual report.

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

Comparison of Financial Condition at June 30, 2005 and June 30, 2004

Assets.   Total assets of the Company were $337.6 million at June 30, 2005, an increase of $58.5 million or 21.0%, from $279.1 million at June 30, 2004. Investments in available-for-sale securities increased $26.5 million or 20.9%, to $153.4 million at June 30, 2005 compared to $126.9 million at June 30, 2004. There were no Federal funds sold at June 30, 2005, a decrease of $2.1 million from June 30, 2004. The growth in securities was primarily due to the $29.8 million in net proceeds raised in our recently completed minority stock offering on October 4, 2004. Gross loans outstanding increased $31.2 million to $166.4 million at June 30, 2005 from $135.2 million at June 30, 2004. This increase was primarily due to an increase of $23.1 million in residential mortgage loans. Of this $23.1 million increase, $9.2 million was a wholesale purchase of residential mortgages. In addition to the wholesale loan  purchase, residential mortgage loans increased $13.9 million, or 13.3% reflecting continued strong demand for such loans in our market area, as well as our efforts to deploy the net proceeds of our public offering. Commercial loans increased $8.2 million, or 28.2%, from June 30, 2004 to June 30, 2005, which reflects the continued strong performance by the Company’s Business Banking Group as well as strong economic conditions in our market area.

Liabilities.   Total liabilities increased $28.8 million, or 11.3%, from $255.8 million at June 30, 2004 to $284.6 million at June 30, 2005, primarily due to the increase in deposits. Deposits increased $14.7 million, or 7.2%, from $203.4 million at June 30, 2004 to $218.1 million at June 30, 2005.

Stockholders’ Equity.   Total stockholders’ equity increased $29.7 million to $53.0 million at June 30, 2005 from $23.3 million at June 30, 2004. The increase was primarily due to net income of $1.3 million and the sale of 3,213,279 shares of common stock at $10.00 per share. These factors were partially offset by unearned ESOP compensation of $2.5 million.

Comparison of Operating Results for the Twelve Months Ended June 30, 2005 and 2004

Net Income.   Net income decreased $283,000, or 18.2%, to $1.3 million for the twelve months ended June 30, 2005 from $1.6 million for the twelve months ended June 30, 2004. The decrease in net income was primarily due to a one-time charge of $1.2 million to establish and fund the Putnam Savings Foundation. This was partially offset by an increase in net interest income. Net income for the twelve-month period excluding this one time charge would have been $2.1 million or an increase of $530,000, or 34.1% over the $1.6 million for the twelve months ended June 30, 2004.

Interest and Dividend Income.   Interest and dividend income increased by $2.7 million, or 22.4%, to $14.8 million for the twelve months ended June 30, 2005 from $12.1 million for the twelve months ended June 30, 2004. The increase in interest and dividend income resulted primarily from an increase of $67.9 million, or 28.2%, in average interest-earning assets between the periods. This was partially offset by a decrease of 25 basis points in the average yield on our interest-earning assets in a declining interest rate environment to 4.84% for the twelve months ended June 30, 2005 from 5.09% for the twelve months ended June 30, 2004. Interest income on loans increased by $978,000, or 12.5%, to $8.8 million from $7.8 million. Interest and dividend income on investment securities increased $1.7 million, or 40.8%, to $5.9 million for the twelve months ended June 30, 2005 from $4.2 million for the twelve months ended June 30, 2004. This increase was primarily due to the net proceeds of the stock offering, which were invested in securities pending their deployment into loans.

Interest Expense.   Interest expense increased by $916,000, or 19.7%, to $5.6 million for twelve months ended June 30, 2005 from $4.7 million for the twelve months ended June 30, 2004. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $43.5 million, or 21.4% from period to period. This was partially offset by a decrease of 3 basis points in the average cost of our interest-bearing liabilities to 2.26% for the twelve months ended June 30, 2005 from 2.29% for the twelve months ended June 30, 2004.

Net Interest and Dividend Income.   Net interest and dividend income increased $1.8 million, or 24.1%, to $9.2 million for the twelve months ended June 30, 2005 from $7.4 million for the twelve months ended June 30, 2004. The primary reason for the improvement in our net interest and dividend income was the $24.4 million increase in our net interest-earning assets to $61.4 million for the twelve months ended June 30, 2005 from $37.0 million for the twelve months ended June 30, 2004. Included in this increase was the $29.8 million raised in our recently completed minority stock offering on October 4, 2004.

Provision for Loan Losses.   The provision for loan losses for the twelve months ended June 30, 2005 was $135,000 compared to $60,000 recorded for the twelve months ended June 30, 2004. The primary reason for the increased provision was the $31.2 million increase in total loans, to $166.4 million at June 30, 2005 from $135.2 million at June 30, 2004.

Noninterest Income.   Noninterest income decreased $55,000, or 4.3%, to $1.22 million for the twelve months ended June 30, 2005 from $1.27 million for the twelve months ended June 30, 2004. The decrease in noninterest income resulted primarily from a decrease in commissions from brokerage services. This was partially offset by increases in net gains on loan sales and other fee income.

Noninterest Expense.   Noninterest expense increased by $2.2 million, or 34.4%, to $8.6 million for the twelve months ended June 30, 2005 from $6.4 million for the twelve months ended June 30, 2004. Compensation and benefits expense increased by $389,000, or 10.3%, to $4.2 million for the twelve months ended June 30, 2005 from $3.8 million for the twelve months ended June 30, 2004. The primary reasons for the increase in compensation and benefits expense were increased salaries and commissions, due to increased staffing and higher medical insurance premiums. In addition, the current period included $106,000 in ESOP compensation expense as compared to no ESOP compensation expense for the twelve months ended June 30, 2004. Occupancy and equipment expense increased by $255,000, or 38.8%, to $913,000 for the twelve months ended June 30, 2005 from $658,000 for the twelve months ended June 30, 2004 primarily due to increased depreciation expense of $186,000. Other noninterest expense, consisting primarily of charitable contributions, marketing, office supplies, and professional expenses increased by $1.5 million, or 79.2%, to $3.5 million for the twelve months ended June 30, 2005 from $2.0 million for the twelve months ended June 30, 2004. The increase resulted primarily from a one-time charge of $1.2 million to establish and fund the Putnam Savings Foundation. In addition, there were increases in marketing expenses, data processing fees and other miscellaneous expenses including a new OTS assessment.

Provision for Income Taxes.   The income tax expense decreased by $274,000, or 42.0%, to $379,000 for the twelve months ended June 30, 2005 from $653,000 for the twelve months ended June 30, 2004. Our effective tax rate was 23.0% for the twelve months ended June 30, 2005, compared to 29.6% for the twelve months ended June 30, 2004. The primary reason for the decrease was due to the tax benefits associated with the establishment and funding of the new Putnam Savings Foundation. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Average Balance Sheet

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the twelve months ended June 30,
	2005			2004
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$150,872	$5,854	3.88%	$105,741	$4,206	3.98%
Loans	150,275	8,885	5.91%	130,661	7,912	6.06%
Other earning assets	7,369	179	2.43%	4,209	122	2.90%
Total interest-earning assets	308,516	14,918	4.84%	240,611	12,240	5.09%
Non-interest-earning assets	13,205			8,204
Total assets	$321,721			$248,815
Interest-bearing liabilities:
NOW accounts	$19,687	$245	1.24%	$8,677	$26	0.30%
Savings accounts	47,146	317	0.67%	43,641	377	0.86%
Money market accounts	40,513	670	1.65%	44,442	719	1.62%
Time deposits	85,595	2,546	2.97%	77,514	2,396	3.09%
Borrowed money	54,147	1,794	3.31%	29,305	1,139	3.89%
Total interest-bearing liabilities	247,088	5,572	2.25%	203,579	4,657	2.29%
Non-interest-bearing demand deposits	25,230			21,086
Other non-interest-bearing liabilities	4,471			845
Capital accounts	44,932			23,305
Total liabilities and capital accounts	$321,721			$248,815
Net interest income		$9,346			$7,583
Interest rate spread			2.58%			2.80%
Net interest-earning assets	$61,428			$37,032
Net interest margin			3.03%			3.15%
Average earning assets to average interest-bearing liabilities			124.86%			118.19%

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended June 30, 2005 vs. 2004
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Investment securities	$(106)	$1,754	$1,648
Loans receivable	(190)	1,163	973
Other earning assets	(22)	79	57
Total interest-earning assets	$(318)	$2,996	$2,678
Interest expense:
NOW accounts	$156	$63	$219
Savings accounts	(88)	28	(60)
Money Market accounts	16	(65)	(49)
Time deposits	$(93)	$243	$150
Other borrowed money	(189)	844	655
Total interest-bearing liabilities	$(198)	$1,113	$915
Net change in interest income	$(120)	$1,883	$1,763

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2005 of $62.6 million with unused borrowing capacity of $61.2 million. The Bank also has the ability to originate brokered CDs as a secondary source of liquidity.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the twelve months ended June 30, 2005 and 2004, the Bank originated loans net of principal payments of approximately $31.9 million and $26.1 million, respectively. In addition, the Bank purchased $9.2 million of residential mortgage loans during the twelve months ended June 30, 2005. There was no loan purchases during the twelve months ended June 30, 2004. Purchases of securities totaled $103.5 million and $64.1 million, for the twelve months ended June 30, 2005 and 2004, respectively. The primary reason for the increased security purchases for 2005 is the money on deposit at the Bank during the Company’s stock subscription period was invested in short term investments.

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

Certificates of deposits totaled $83.9 million at June 30, 2005. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

For the twelve months ended June 30, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 7.                Financial Statements

For the Company’s Consolidated Financial Statements, see table of contents on page 41.

ITEM 8.                Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.        Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.       Other Information

None.

PART III

ITEM 9.                Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange

PSB Holdings has adopted a Code of Ethics that applies to PSB Holdings’ principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on PSB Holdings’ website at www.putnamsavings.com. The Code of Ethics is also filed as Exhibit 14 to this Form 10-KSB.

Information concerning directors and executive officers of PSB Holdings is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 10.         Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I—Election of Directors.”

ITEM 12.         Certain Relationships and Related Transactions

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 13.         Exhibits

(a)           Financial Statements

(A)      Management Responsibility Statement

(B)       Report of Independent Registered Public Accounting Firm

(C)       Consolidated Statements of Financial Condition

(D)      Consolidated Statements of Operations

(E)       Consolidated Statements of Changes In Stockholders’ Equity

(F)        Consolidated Statements of Cash Flows

(G)     Notes to Consolidated Financial Statements

(b)          Financial Statement Schedules

(c)           Exhibits.

3.1	Charter of PSB Holdings, Inc.*
3.2	Bylaws of PSB Holdings, Inc.*
4	Form of Common Stock Certificate of PSB Holdings, Inc.*
10.1	Employee Stock Ownership Plan*
10.2	Deferred Compensation Plan*
10.3	Purchase and assumption agreement concerning the Griswold, Ledyard, and Plainfield branches between Peoples Savings Bank and Putnam Savings Bank dated June 13, 2005**
14	Code of Ethics
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the Registration Statement on Form SB-2 of PSB Holdings (file no. 333-116364), originally filed with the Securities and Exchange Commission on June 10, 2004.

**             Incorporated by reference to Exhibit 10.1 of the current report on form 8-K of PSB Holdings, Inc. originally filed with the Securities and Exchange Commission on June 16, 2005

ITEM 14.         Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 3-Ratification of Appointment of Independent Auditors.”

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
Date: September 19, 2005	By:	/s/ ROBERT G. COCKS, JR.
Robert G. Cocks, Jr.
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ ROBERT G. COCKS, JR.	President, Chief Executive Officer and	September 19, 2005
Robert G. Cocks, Jr.	Director (Principal Executive Officer)
/s/ ROBERT J. HALLORAN, JR	Vice President and Treasurer (Principal	September 19, 2005
Robert J. Halloran, Jr	Financial and Accounting Officer)
/s/ THOMAS A. BORNER	Chairman of the Board	September 19, 2005
Thomas A. Borner
/s/ A. LEON ARCHAMBAULT	Director	September 19, 2005
A. Leon Archambault
/s/ MAURICE P. BEAULAC	Director	September 19, 2005
Maurice P. Beaulac
/s/ PAUL M. KELLY	Director	September 19, 2005
Paul M. Kelly
/s/ RICHARD A. LOOMIS	Director	September 19, 2005
Richard A. Loomis
/s/ WILBUR D. NEUMANN	Director	September 19, 2005
Wilbur D. Neumann
/s/ MARY E. PATENAUDE	Director	September 19, 2005
Mary E. Patenaude
/s/ CHARLES H. PUFFER	Director	September 19, 2005
Charles H. Puffer

PSB Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
PSB Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of PSB Holdings, Inc. (the “Company”) and subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and subsidiary at June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SNYDER & HALLER, P.C.
Hartford, Connecticut
July 28, 2005

PSB Holdings, Inc.
Consolidated Statements of Financial Condition

	June 30,
	2005	2004
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$7,665	$5,276
Interest-bearing deposits	40	51
Investment in federal funds	—	2,100
Investment securities	153,405	126,866
Loans receivable, net	165,006	133,955
Loans held-for-sale	—	1,998
Premises and equipment, net	4,514	4,151
Accrued income receivable	1,571	1,421
Deferred income taxes	901	687
Bank owned life insurance	2,270	2,189
Deposit for branch acquisitions	1,888	—
Other assets	375	391
Total assets	$337,635	$279,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$218,123	$203,397
Borrowed funds	63,734	50,240
Mortgagors’ escrow accounts	1,029	895
Other liabilities	1,729	1,251
Total liabilities	284,615	255,783
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued and outstanding at June 30, 2005	694	—
Additional paid-in capital	30,446	51
Unearned ESOP shares	(2,472)	—
Retained earnings	23,808	22,996
Accumulated other comprehensive income	544	255
Total stockholders’ equity	53,020	23,302
Total liabilities and stockholders’ equity	$337,635	$279,085

See notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Operations

	For the Years Ended June 30,
	2005	2004
	(in thousands)
Interest income
Interest on loans	$8,823	$7,845
Interest and dividends on investments	5,945	4,223
Total interest income	14,768	12,068
Interest expense
Deposits and escrow	3,778	3,517
Borrowed funds	1,794	1,139
Total interest expense	5,572	4,656
Net interest income	9,196	7,412
Provision for loan losses	135	60
Net interest income after provision for loan losses	9,061	7,352
Noninterest income
Fees for services	829	831
Net gain on sale of loans	85	61
Commissions from brokerage service	61	148
Other income	185	175
Net investment security gains	58	58
Total noninterest income	1,218	1,273
Noninterest expense
Compensation and benefits	4,173	3,784
Occupancy and equipment	913	658
Data processing	568	521
Contribution to The Putnam Savings Foundation	1,236	—
Advertising and marketing	246	209
Other noninterest expense	1,495	1,248
Total noninterest expense	8,631	6,420
Income before income tax expense	1,648	2,205
Income tax expense	379	653
Net income	$1,269	$1,552
Earnings Per Share—See Note 1

See notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Unallocated Common Shares held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)
Balance at June 30, 2003	$—	$—	$—	$21,515	$1,544	$23,059
Common stock issued	—	51	—	—	—	51
Dividends paid	—	—	—	(71)	—	(71)
Comprehensive income:
Net income				1,552
Net change in unrealized holding gain on available-for-sale securities, net of tax effect					(1,289)
Comprehensive income						263
Balance at June 30, 2004	$—	$51	$—	$22,996	$255	$23,302
Common stock issued net of expenses of $1,051	694	30,388	—	—	—	31,082
Dividends paid/declared	—	—	—	(457)	—	(457)
ESOP shares purchased	—	—	(2,571)	—	—	(2,571)
ESOP shares released	—	7	99	—	—	106
Comprehensive income:
Net income				1,269
Net change in unrealized holding gain on available-for-sale securities, net of tax effect					289
Comprehensive income						1,558
Balance at June 30, 2005	$694	$30,446	$(2,472)	$23,808	$544	$53,020

See notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$1,269	$1,552
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	135	60
Depreciation	486	277
Net amortization on available-for-sale securities	461	747
Amortization of premium on purchased loans	19	—
Contribution of common stock to charitable foundation	1,236	—
Net realized investment security gains	(58)	(58)
Originations of loans for resale	(9,861)	(12,593)
Proceeds from sale of loans	11,944	11,707
Gain on sale of loans	(85)	(61)
Increase in cash surrender value of Bank owned life insurance	(81)	(100)
Deferred income tax provision	(399)	6
ESOP shares released	106	—
Net change in:
Accrued income receivable	(150)	(147)
Deferred loan fees	13	(94)
Other assets	16	(244)
Other liabilities	318	8
Net cash provided by operating activities	5,369	1,060
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	45,113	4,373
Proceeds from maturities of available-for-sale securities	31,886	32,782
Purchase of available-for-sale securities	(103,467)	(64,138)
Purchase of loans	(9,240)	—
Loan originations net of principal payments	(21,979)	(13,457)
Deposit for branch acquisitions	(1,888)	—
Purchase of premises and equipment	(849)	(1,700)
Net cash used by investing activities	(60,424)	(42,140)
Cash flows from financing activities
Change in savings and demand deposit accounts	7,335	15,031
Change in time deposit accounts	7,391	(3,067)
Proceeds from long term borrowings	13,075	26,350
Repayments of long term borrowings	(17,544)	(8,250)
Net change in short term borrowings	17,963	5,140
Change in mortgagors’ escrow accounts	134	43
Proceeds from common stock offering	30,897	51
Cost of common stock issuance	(1,051)	—
Acquisition of common stock by ESOP	(2,571)	—
Dividends paid	(296)	(71)
Net cash provided by financing activities	55,333	35,227
Increase (decrease) in cash and cash equivalents	278	(5,853)
Cash and cash equivalents at beginning of year	7,427	13,280
Cash and cash equivalents at end of year	$7,705	$7,427
Supplemental disclosures
Cash paid during the year for:
Interest	$5,519	$4,658
Income taxes	$705	$841

See notes to consolidated financial statements.

PSB Holdings, Inc.
Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Principles of Business

PSB Holdings, Inc. (the “Company”) is a federally chartered holding company formed on May 27, 2003 for the purpose of acquiring all of the common stock of Putnam Savings Bank (the “Bank”) concurrent with the Bank’s reorganization from a mutual savings institution to the mutual holding company form of organization. No shares were offered to the public as part of this reorganization.

On October 4, 2004, the Company completed a plan of stock issuance pursuant to which 44.5% of its common stock was sold to eligible depositors and the Employee Stock Ownership Plan. The Company issued a total of 6,943,125 shares.

3,729,846 shares, representing 53.72% of total shares issued, was issued to Putnam Bancorp MHC in exchange for its ownership of the bank. The sole purpose of Putnam Bancorp MHC is to own a majority of the common stock of PSB Holdings, Inc.

As part of the stock issuance the Bank established the Putnam Savings Bank Employee Stock Ownership Plan (ESOP), which purchased 257,062 shares of common stock. The ESOP borrowed the necessary funds from the Company. The Bank intends to make annual contributions adequate to meet the debt service requirements of the ESOP.

In connection with the stock offering the Company established The Putnam Savings Foundation and contributed 123,588 shares of common stock, representing 4% of shares sold to the public. The Foundation will support charities in the geographic area the Bank serves. The Bank recognized an expense of $1,235,880 representing the shares valued at $10.

The Bank is a federally chartered savings bank and provides a full range of banking services to individual and small business customers located primarily in Eastern Connecticut. The Bank is subject to competition from other financial institutions throughout the region.

Both the Company and the Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Putnam Savings Bank, and the Bank’s wholly owned subsidiaries, Windham North, LLC and PSB Realty, LLC. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles in the United States of America and to general practices within the banking industry. Such policies have been followed on a consistent basis.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of condition and operations for the period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. While management uses available information to recognize

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

losses on loans and other real estate owned, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits, and investments in federal funds.

Interest-bearing deposits

Interest-bearing deposits consist of deposit accounts with the Federal Home Loan Bank of Boston and other institutions, and they generally have maturities of three months or less.

Investment securities

The Company’s management determines the appropriate classification of a security at the time of purchase.

Securities to be held for indefinite periods of time are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of capital net of estimated income taxes.

All of the Company’s investments are classified as available-for-sale.

Mortgage-backed securities, which include collateralized mortgage obligations (“CMOs”), are either U.S. Government Agency securities or are rated in at least the top two ratings categories by at least one of the major rating agencies at the time of purchase. One of the risks inherent when investing in mortgage-backed securities and CMOs is the ability of such instruments to incur prepayments of principal prior to maturity. Because of prepayments, the weighted-average yield of these securities may also change, which could affect earnings. Amortization of premiums and accretion of discounts is done over a continuously evaluated remaining life using the level yield method.

Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

Loans receivable and allowance for loan losses

Loans receivable are stated at unpaid principal balance adjusted for loans in process, deferred loan fees, and allowances for loan losses. Most of the Company’s activities are with customers located within eastern Connecticut. The Company does not have any significant concentrations in any one industry or customer.

Uncollected interest on loans receivable is accrued as earned based on rates applied to principal amounts outstanding. Recognition of income on the accrual basis is discontinued when there is sufficient question as to the collectibility of the interest. In these cases, the interest previously accrued to income is reversed, and the loans are placed on the cash basis.

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized on a level-yield basis as an adjustment to the related loan yield over its contractual life. Unamortized net fees are recognized upon early repayment of the loans.

The allowance for loan losses is established by a provision charged to earnings and is maintained at a level to absorb loan losses that are both probable and reasonably estimable based on management’s evaluation of known and inherent credit risks in the loan portfolio. When a loan or portion of a loan is considered uncollectible, it is charged against the allowance for loan losses. Recoveries of loans previously charged-off are credited to the allowance when collected.

Management makes regular evaluations of the loan portfolio to determine the adequacy of the level of the allowance for loan losses. Numerous factors are considered in the evaluation, including a review of certain borrowers’ current financial status and credit standing, available collateral, loss experience in relation to outstanding loans, the overall loan portfolio quality, management’s judgment regarding prevailing and anticipated economic conditions, and other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Loans held-for-sale and mortgage-servicing rights

Loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors. All loans sold by the Company are sold on a non-recourse basis. Gains or losses on the sale of loans are determined using the specific identification method.

The Company sells residential mortgage loans with servicing rights retained. At the time of the sale, the Company determines the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments. If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a servicing asset is recorded. The Company has had no loan sales which have resulted in the recording of a servicing asset, due to the immaterial differential between the contractual servicing fee and adequate compensation, as described above.

Rate lock commitments

In accordance with FASB interpretations and the United States Securities and Exchange Commission Staff Accounting Bulletin 105 rate lock commitment agreements entered into for loans originated for sale are considered derivatives and must be recorded at fair market value. The Company performs quarterly valuations and if material will record the commitment. No commitments have been recorded due to the immateriality of the amount.

Other real estate owned

Real estate properties acquired through loan foreclosure and other partial or total satisfaction of problem loans are carried at the lower of fair value less estimated costs to sell or the related loan balance

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

at the date of foreclosure. Valuations are periodically performed by management. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs in the carrying value and expenses incurred to maintain the properties are charged to expense.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation computed on the straight-line method at rates based on estimated useful lives. Estimated lives are 5 to 40 years for buildings and premises and 3 to 20 years for furniture, fixtures and equipment.

Expenditures for replacements or major improvements are capitalized. Expenditures for normal maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of premises and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in income.

Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the formation of the Company was completed on October 4, 2004, per share earnings data is not meaningful for the periods presented.

Employee stock ownership plan

The Company established an Employee Stock Ownership Plan as part of its minority stock issuance on October 4, 2004. The ESOP plan is accounted for in accordance with Statement of Position (SOP) 93-6. Under SOP 93-6, unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders equity is increased by a corresponding amount. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP and dividends payable on common stock held by ESOP over a period of twenty years.

Computation of fair values

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of the estimated fair value of financial instruments, including both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value.

The calculation of fair value estimates of financial instruments is dependent upon certain subjective assumptions and involves significant uncertainties. Changes in assumptions could significantly affect the estimates. These estimates do not reflect any possible tax ramifications, estimated transaction costs or any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument.

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

The following methods and assumptions were utilized by the Company in estimating the fair values of its on-balance sheet financial instruments:

Cash and cash equivalents—The carrying amounts reported in the statement of financial condition approximate these assets’ fair value.

Investment securities—Fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable instruments. The carrying values of FHLB stock approximate fair values.

Loans receivable—For variable rate loans that reprice frequently and without significant change in credit risk, fair values are based on carrying values. The fair value of other loans are estimated by discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of nonaccrual loans is estimated using the lesser of loan value or the estimated fair values of the underlying collateral.

Loans held-for-sale—The current market price of similar loans sold is used to estimate the fair value of loans held-for-sale.

Accrued income receivable—The carrying value of accrued income receivable approximates fair value.

Deposits—The fair values of demand, NOW, and savings deposits are, equal to the amount payable on demand at the reporting date. Fair values for time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

Borrowed funds—Fair values are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Mortgagors’ escrow accounts—The carrying value of escrow accounts approximates fair value.

Income taxes

The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are being made in recognition of these temporary differences.

Recent accounting pronouncements

On March 9, 2004, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments”. The bulletin sets forth the views of the accounting staff of the SEC as it pertains to loan commitments recognized for loans originated for sale. The bulletin concludes that expected future cash flows related to the servicing of the loan should not be considered until the loan has been contractually separated from the servicing. The provisions of SAB 105 were effective for commitments entered into after March 31, 2004. The adoption of SAB 105 did not have any effect on the Company as no commitments have been recognized due to the immateriality of the amount.

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. That cost will be measured based on the grant-date fair value of equity or liability instruments issued. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company currently does not have a stock option plan and therefore at this time SFAS No. 123(R) has no effect on the financial statements.

In June 2005, the Financial Accounting Standards Board decided to discontinue any further consideration of the Emerging Issues Task Force’s consensus on EITF 03-01 regarding unrealized losses on marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, that are classified as either held-to-maturity or available-for-sale. The Board directed staff to finalize Financial Staff Position (FSP) “FAS 115-1”, which is expected to clarify that an investor must recognize a loss as soon as impairment is deemed other than temporary. The FSP is also expected to clarify when a pattern of selling debt investments prior to forecasted recovery of fair value may call into questions the investors intent to hold to maturity. The FSP is scheduled to be effective for periods beginning after September 15, 2005. The Company does not expect that the FSP will have a material effect on its financial statements.

Reclassification

Prior years’ consolidated financial statements have been reclassified to conform to changes in the current financial statement presentation. Such reclassifications had no effect on the 2004 net income.

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   Investment Securities

At June 30, the cost and approximate fair values of investment securities were as follows:

	2005
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
Debt securities:
US government and agency obligations:
From one through five years	$25,564	$3	$(267)	$25,300
	25,564	3	(267)	25,300
State agency and municipal obligations:
From five through ten years	609	31	—	640
After ten years	8,512	554	—	9,066
	9,121	585	—	9,706
Corporate bonds and other obligations:
Due within one year	8,200	63	(11)	8,252
From one through five years	7,973	47	(89)	7,931
After ten years	8,040	534	(260)	8,314
	24,213	644	(360)	24,497
Mortgage-backed securities	65,866	380	(357)	65,889
Total debt securities	124,764	1,612	(984)	125,392
Marketable equity securities:
Common stock	386	202	—	588
Preferred stock	23,608	61	—	23,669
	23,994	263	—	24,257
FHLB restricted stock	3,756	—	—	3,756
Total equity securities	27,750	263	—	28,013
Total available-for-sale securities	$152,514	$1,875	$(984)	$153,405

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   Investment Securities (Continued)

	2004
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
Debt securities:
US government and agency obligations:
From one through five years	$15,072	$4	$(143)	$14,933
	15,072	4	(143)	14,933
State agency and municipal obligations:
From five through ten years	609	17	—	626
After ten years	8,509	168	—	8,677
	9,118	185	—	9,303
Corporate bonds and other obligations:
Due within one year	3,021	51	—	3,072
From one through five years	20,080	535	(87)	20,528
After ten years	8,138	243	(195)	8,186
	31,239	829	(282)	31,786
Mortgage-backed securities	61,144	475	(753)	60,866
Total debt securities	116,573	1,493	(1,178)	116,888
Marketable equity securities:
Common stock	386	88	(3)	471
Preferred stock	6,716	23	(6)	6,733
	7,102	111	(9)	7,204
FHLB restricted stock	2,774	—	—	2,774
Total equity securities	9,876	111	(9)	9,978
Total available-for-sale securities	$126,449	$1,604	$(1,187)	$126,866

Gross gains of $82,168 and $206,591 were realized on available-for-sale securities for the years ended June 30, 2005 and 2004, respectively. Gross losses of $24,100 and $147,879 were realized on available-for-sale securities for the years ended June 30, 2005 and 2004, respectively.

At June 30, 2005 and 2004, debt securities with a carrying and market value of $3,972,140 and $2,529,590, respectively, were pledged as collateral to secure public deposits and repurchase agreements.

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   Investment Securities (Continued)

The following is a summary of the estimated fair value and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005.

	Length of Time in Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
US Government Agencies	$19,819	$186	$3,978	$81	$23,797	$267
Corporate bonds	3,058	37	9,285	323	12,343	360
Mortgage-backed securities	18,525	80	16,849	277	35,374	357
Common stock	—	—	—	—	—	—
Preferred stock	2,000	—	—	—	2,000	—
Total investment securities	$43,402	$303	$30,112	$681	$73,514	$984

The Bank has 59 individual investment securities in which the market value of the security is less than the cost of the security. Management believes that these unrealized losses are temporary and are the result of interest rate conditions.

3.   Loans

The composition of the Company’s loan portfolio at June 30, was as follows:

	2005	2004
	(dollars in thousands)
Residential mortgages	$127,520	$104,405
Commercial mortgages	32,685	25,740
Construction mortgages	4,778	5,467
Commercial	4,561	3,324
Installment	750	662
Collateral	266	370
Other	28	20
	170,588	139,988
Unadvanced construction loans	(4,220)	(4,623)
	166,368	135,365
Deferred loan costs, net of fees	(113)	(126)
Deferred fees on purchased loans	110	1
Allowance for loan losses	(1,359)	(1,285)
Loans receivable, net	$165,006	$133,955
Weighted average yield	5.91%	5.75%

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

3.   Loans (Continued)

The Company’s lending activities are conducted principally in Eastern Connecticut. The Company’s investment in loans includes both adjustable and fixed rate loans. The composition of the Company’s investment in loans at June 30 was as follows:

	2005	2004
	(in thousands)
Fixed rate:
Term to maturity
One month through one year	$4,815	$5,337
One year through three years	5,956	3,641
Three years through five years	14,594	11,252
Five years through ten years	14,611	11,043
Over ten years	71,602	57,973
	111,578	89,246
Adjustable rate:
Rate adjustment
One month through one year	29,322	29,332
One year through three years	8,593	4,470
Three years through five years	12,231	8,474
Over five years	4,644	3,843
	54,790	46,119
Total loans	$166,368	$135,365

The adjustable rate loans generally have interest rate adjustment limitations and are generally indexed to the Company’s cost of funds, prime rate, or to the U.S. Treasury Bill rate.

In addition, the Company services loans for other financial institutions and agencies. These loans are originated by the Company and then sold. The Company continues to service these loans and remits the payments received to the purchasing institution. The amounts of these loans were approximately $26.6 million and $27.8 million at June 30, 2005 and 2004, respectively.

Transactions in the allowance for loan losses accounts for the years ended June 30, were as follows:

	2005	2004
	(in thousands)
Balance at beginning of period	$1,285	$1,264
Provision for loan losses	135	60
Charge offs	(5)	(60)
Recoveries	42	21
Transfer to reserve for off-balance sheet items	(98)	—
Balance at end of period	$1,359	$1,285

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

3.   Loans (Continued)

The following table summarizes information on nonperforming loans:

	June 30,
	2005	2004
	(in thousands)
Nonperforming loans	$86	$659
Nonperforming loans accounted for on a nonaccrual basis	86	659
Amount of gross interest income that would have been recognized if the loans had performed in accordance with original term	6	49
Amount of interest income recognized	6	50
Income contractually due but not recognized on nonaccrual loans	1	4

At June 30, 2005 and 2004, the Company did not have any restructured or impaired loans. There are no outstanding commitments to lend to borrowers with loans on which the accrual of interest has been discontinued.

4.   Premises and Equipment

Premises and equipment at June 30, were summarized as follows:

	2005	2004
	(in thousands)
Land	$301	$301
Buildings	4,201	2,766
Equipment	2,476	1,575
Construction in progress	45	1,531
	7,023	6,173
Accumulated depreciation	(2,509)	(2,022)
Premises and equipment, net	$4,514	$4,151

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Depreciation expense amounted to $486,239 and $277,226, for the years ended June 30, 2005 and  2004, respectively.

The Company leases part of its Pomfret location to other tenants. Rental income was $25,510 and $24,340, for the years ended June 30 2005 and 2004, respectively.

5.   Deposits

The rates at which the Company paid interest on deposit accounts and the balances at June 30, were as follows:

	2005		2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Demand deposits	$25,976	—%	$25,380	—%
NOW accounts	36,100	1.59	9,696	0.25
Regular savings	43,086	0.65	43,077	0.65
Money market accounts	28,761	1.67	48,438	1.57
Clubs	270	4.17	267	4.17
	134,193	1.00	126,858	0.85
Certificate accounts maturing in:
Less than one year	48,738	2.66	36,607	2.25
One year to two years	13,626	3.75	17,238	3.19
Two years to three years	12,058	4.03	9,845	4.12
Three years to five years	9,508	3.74	12,849	4.11
	83,930	3.16	76,539	3.02
Total deposits	$218,123	1.83%	$203,397	1.66%

The aggregate amount of individual time deposits of $100,000 or more at June 30, 2005 and 2004, was approximately $30.6 million and $24.9 million, respectively. Deposit accounts are insured by the FDIC up to $100,000 each per insured depositor.

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

6.   Borrowed Funds

At June 30, borrowed funds consisted of the following:

	2005		2004
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(dollars in thousands)
Short-term borrowing
FHLB advances	$26,000	3.38%	$13,350	1.72%
Repurchase agreements	1,104	3.00	790	0.88
Total short-term borrowings	27,104	3.36	14,140	1.67
Long-term FHLB advances
Year of maturity:
2005	—	0.00	8,545	3.88
2006	13,863	3.23	12,363	3.22
2007	14,309	4.05	8,884	4.38
2008	1,668	3.75	168	3.68
2009	3,779	3.83	3,129	3.80
2010	11	3.86	11	3.86
2011	3,000	4.88	3,000	4.88
Total long-term borrowings	36,630	3.77	36,100	3.85
Total borrowed funds	$63,734	3.60%	$50,240	3.24%

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

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

7.   Income Taxes

The components of the income tax expense for the years ended June 30, were as follows:

	2005	2004
	(in thousands)
Current:
Federal	$574	$462
State	204	185
Total current	778	647
Deferred:
Federal	(387)	17
State	(12)	(11)
Total deferred	(399)	6
Income tax expense	$379	$653

The principal reasons for the income tax expense differing from the amount of such tax computed by applying the federal statutory tax rate of 34% to reported income before income tax expense were as follows:

	2005	2004
	(in thousands)
Tax on income at statutory rates	$560	$749
Increase (decrease) resulting from:
State taxes net of federal benefit	127	114
Dividends received deduction	(161)	(52)
Bank owned life insurance	(30)	(36)
Tax-exempt municipal income	(122)	(122)
Other items, net	5	—
Tax at effective rates	$379	$653

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

7.   Income Taxes (Continued)

The components of deferred taxes included in the balance sheet at June 30, were as follows:

	2005	2004
	(in thousands)
Current tax (payable) receivable	$(66)	$114
Deferred tax receivable:
Allowance for loan losses	$541	$488
Unrealized trading loss carryover	87	87
Deferred loan fees	44	49
Contribution carryforward	403	—
Deferred compensation	224	215
Depreciation	—	2
Capital loss carryforward	20	20
Loans held for sale	—	6
Interest receivable on nonaccrual loans	—	2
	1,319	869
Deferred tax payable:
Depreciation	(2)	—
Available-for-sale securities	(347)	(162)
	(349)	(162)
Net deferred taxes receivable, before valuation allowance	970	707
Valuation allowance	(69)	(20)
Net deferred tax receivable	$901	$687

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that it is more likely than not that it will not realize all of its state tax benefits related to realized and unrealized capital losses, and contributions; therefore it has reserved that portion of its deferred tax assets.

8.   Regulatory Capital

The Company, as a federally chartered holding company, is not subject to regulatory capital requirements. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The Office of Thrift Supervision (OTS) regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2005, the Bank was required to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0%; a minimum ratio of Tier I capital to risk-weighted assets of

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

8.   Regulatory Capital (Continued)

4.0% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%. As of June 30, 2005 the Bank meets all capital requirements to which it is subject.

At June 30, 2005 the Bank was considered “well capitalized” for regulatory purposes. To be categorized as well capitalized, the Bank must maintain a minimum ratio of tangible capital to total adjusted assets of 2.00%; a minimum ratio of Tier 1 (core) capital to total adjusted assets of 5.00%; a minimum ratio of Tier I capital to risk-weighted assets of 6.00% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 10.00%. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

Prior to its reorganization (see note 1), the Bank was subject to capital requirements established by the FDIC. Under the regulations in effect at June 30, 2004, the Bank was required to maintain a Tier 1 capital to average assets ratio of 4.00%, a Tier 1 capital to risk-based ratio of at least 4.00%; and a total risk-based capital to risk-weighted assets ratio of at least 8.00%. At June 30, 2004, the Bank was considered “well capitalized” for regulatory purposes.

The following is a summary of the Bank’s actual capital as computed under the standards established by the OTS and the FDIC at June 30, 2005 and 2004, respectively.

	2005		2004
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets)	$41,428	21.68%	$24,358	15.65%
Tier I Capital (to Risk-Weighted Assets)	39,853	20.85%	23,028	14.79%
Tier I Capital (to Average Assets in 2004 and Adjusted Total Assets in 2005)	39,853	12.17%	23,028	8.86%
Tangible Equity Capital (to Tangible Assets)	39,853	12.17%	n/a	n/a

The Bank’s capital under generally accepted accounting principles (GAAP) is reconciled as follows:

	June 30,
Putnam Savings Bank	2005	2004
	(in thousands)
Capital under generally accepted accounting principles	$40,416	$23,283
Unrealized gains on available-for-sale securities	(563)	(255)
Tier I Capital	39,853	23,028
Allowance for loan losses	1,457	1,285
Unrealized gains on available-for-sale equity securities	118	45
Total Risk-Based capital	$41,428	$24,358

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

8.   Regulatory Capital (Continued)

any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OTS rules and regulations.

9.   Retained Earnings

Retained earnings at June 30, 2005 and 2004 include approximately $2,284,000 for which no provision for federal income tax has been made. This amount represents aggregate allocations of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subjected to the then current corporate income tax rate.

10.   Employee Benefits

Defined Contribution Plan

The Bank has a defined contribution plan that covers substantially all of the Bank’s employees. Contributions to the plan are discretionary and are voted on annually by the Directors of the Bank. Costs expensed were $153,567 and $138,021 for the years ended June 30, 2005 and 2004, respectively.

401K Plan

The Bank has a 401K plan covering each eligible employee. Employees must be 21 years of age, work at least 1,000 hours per year, and have at least 1 year of service with the Bank to be eligible to participate. Employees may defer up to 10% of gross compensation. The Bank’s matching contribution is discretionary. For the year ended June 30, 2005 and 2004 the Bank chose to contribute 25% of the employee’s deferral on a maximum of 4% of the employee’s salary. The Bank contributed $22,894 and $21,684, to the plan during the years ended June 30, 2005 and 2004, respectively.

Employee Stock Ownership Plan

The Bank established an Employee Stock Ownership Plan (ESOP) on October 4, 2004 in connection with its common stock offering. The ESOP purchased 257,062 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2.6 million from the Company. The borrowing is at an initial interest rate of 4.75% and is to be repaid on a pro-rata basis in twenty substantially equal annual installments. The collateral for the loan is the common stock of the Company purchased by the ESOP.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earning-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated statements of financial condition. ESOP expense for the year ended June 30, 2005 was $106,203. At June 30, 2005, there were 9,880 unallocated and 247,182 unreleased ESOP shares. The unreleased shares had an aggregate fair value of $2.5 million.

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

11.   Other Comprehensive Income

The Company’s source of comprehensive income includes the unrealized gains on investment securities.

The components and the related tax effects allocated to other comprehensive income for the years ended June 30, were as follows:

	2005	2004
	(in thousands)
Net income	$1,269	$1,552
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale	532	(2,053)
Reclassification adjustment for gains recognized in net income	(58)	(58)
Other comprehensive income (loss) before tax expense	474	(2,111)
Income tax expense (benefit) related to items of other comprehensive income (loss)	185	(822)
Other comprehensive income (loss) net of tax	289	(1,289)
Total comprehensive income	$1,558	$263

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

12.   Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest risk in excess of the amount recognized in the balance sheet.

The contract or notional amounts of outstanding commitments at June 30, were as follows:

	2005	2004
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,476	$4,770
Unadvanced construction loans	4,220	4,623
Unadvanced lines of credit	12,301	10,398
Standby letters of credit	144	145
Outstanding commitments	$20,141	$19,936

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held is primarily real property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in a loan commitment.

Management does not anticipate any material losses as a result of these commitments.

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

12.   Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments at June 30, were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$7,705	$7,705	$7,427	$7,427
Investment securities	153,405	153,405	126,866	126,866
Loans receivable	165,006	164,527	133,955	133,255
Loans held-for-sale	—	—	1,998	1,998
Accrued income receivable	1,571	1,571	1,421	1,421
Financial liabilities
Deposits	218,123	217,918	203,397	204,674
Borrowed funds	63,734	63,797	50,240	50,509
Mortgagors' escrow accounts	1,029	1,029	895	895

Commitments to extend credit and standby letters of credit have short maturities and have no significant fair values.

13.   Branch Acquisitions Pending

On June 13, 2005, Putnam Savings Bank, a wholly owned subsidiary of the Company entered into a definitive agreement with People’s Bank, Bridgeport, Connecticut to acquire three branches of People’s Bank located in Windham and New London Counties, Connecticut. The transaction is subject to approval by the applicable regulatory authorities and is scheduled to close during the third quarter of 2005. As of April 30, 2005 the deposits to be acquired totaled approximately $62.9 million. The Bank will assume the outstanding leases of the three branches.

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

14.   Parent Company Only Financial Statements

The following financial statements are for the Company (PSB Holdings, Inc.) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	June 30,
	2005	2004
	(in thousands)
ASSETS
Cash and due from depository institutions	$932	$13
Investment securities	11,277	—
Loan to ESOP	2,513	—
Accrued income receivable	53	—
Deferred income taxes	365	—
Investment in Putnam Savings Bank	40,415	23,283
Other assets	142	6
Total assets	$55,697	$23,302
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Payable to Putnam Savings Bank	$2,476	$—
Other liabilities	201	—
Total liabilities	2,677	—
Stockholders' Equity	53,020	23,302
Total liabilities and stockholders' equity	$55,697	$23,302

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

14.   Parent Company Only Financial Statements

Statements of Operations

	For the years ended June 30,
	2005	2004
	(in thousands)
Interest income
Interest on loan	$96	$—
Interest and dividends on investments	272	40
Total interest income	368	40
Noninterest expense
Compensation and benefits	15	—
Charitable contributions	1,236	—
Other noninterest expense	52	3
Total noninterest expense	1,303	3
Income (loss) before income tax benefit and equity in undistributed net income of subsidiary	(935)	37
Income tax benefit	(302)	(1)
Income (loss) before equity in undistributed net income of subsidiary	(633)	38
Equity in undistributed net income of subsidiary	1,902	1,554
Net income	$1,269	$1,592

PSB Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

14.   Parent Company Only Financial Statements

Statements of Cash flows

	For the years ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$1,269	$1,592
Adjustments to reconcile net income to cash provided by operating activities:
Net amortization on available-for-sale securities	(2)	—
Contribution of common stock to charitable foundation	1,236	—
Equity in undistributed net income of subsidiary	(1,902)	(1,554)
Deferred income tax provision	(353)	—
ESOP Shares released	106	—
Net change in:
Accrued income receivable	(53)	—
Other assets	(136)	(4)
Payable to Putnam Savings Bank	(95)	—
Other liabilities	202	(1)
Net cash provided by operating activities	272	33
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	1,000	—
Proceeds from maturities of available-for-sale securities	591	—
Purchase of available-for-sale securities	(12,897)	—
Loan to ESOP	(2,571)	—
Principal payments received on loan to ESOP	58	—
Investment in subsidiary	(14,923)	—
Net cash used by investing activities	(28,742)	—
Cash flows from financing activities
Proceeds from common stock offering	30,897	—
Cost of common stock issuance	(1,051)	—
Dividends paid/declared	(457)	(20)
Net cash provided by financing activities	29,389	(20)
Increase in cash and cash equivalents	919	13
Cash and cash equivalents at beginning of year	13	—
Cash and cash equivalents at end of year	$932	$13
Supplemental disclosures
Cash paid during the year for:
Income taxes	$24	$—