Form 10-Q
period 2005-09-30
PSB Holdings, Inc.
filed 2005-11-14
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of September 30, 2005, there were 6,943,125 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format Yes  ☐  No  ☒

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	June 30,
	2005	2005
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$9,945	$7,705
Federal funds sold	—	—
Available-for-sale securities	154,060	153,405

Loans receivable, gross	172,545	166,365
Allowance for loan losses	(1,466)	(1,359)
Loans receivable, net	171,079	165,006

Premises and equipment, net	4,547	4,514
Accrued income receivable	1,599	1,571
BOLI	2,292	2,270
Deposit for branch acquisitions	1,888	1,888
Other assets	1,926	1,276
TOTAL ASSETS	$347,336	$337,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$232,081	$218,123
Borrowed funds	60,535	63,734
Mortgagors’ escrow accounts	550	1,029
Other liabilities	1,461	1,729
Total Liabilities	294,627	284,615

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued and outstanding at September 30, 2005	694	694
Additional paid-in capital	30,446	30,446
Unearned ESOP shares	(2,472)	(2,472)
Retained earnings	24,272	23,808
Accumulated other comprehensive income (loss)	(231)	544
Total Stockholders’ Equity	52,709	53,020
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$347,336	$337,635

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2005	2004
	(in thousands except share data)
Interest income:
Interest on loans	$2,561	$2,024
Interest and dividends on investments and deposits	1,603	1,375
Total interest income	4,164	3,399

Interest expense:
Deposits and escrow	1,127	884
Borrowed money	595	422
Total interest expense	1,722	1,306
Net interest income	2,442	2,093

Provision for loan losses	20	23
Net interest income after provision for loan losses	2,422	2,070

Noninterest income:
Fees for services	281	206
Net gain on sale of loans	30	21
Commissions from brokerage service	29	—
Other income	48	49
Net investment security gains	120	—
Total noninterest income	508	276

Noninterest expense:
Compensation and benefits	1,174	1,005
Occupancy and equipment	243	189
Data processing	153	132
Advertising and marketing	57	58
Other noninterest expense	458	367
Total noninterest expense	2,085	1,751
Income before income tax expense	845	595

Income tax expense	233	170
NET INCOME	$612	$425
Net income per common share Basic and Diluted	$0.09	N/A
Weighted-average shares outstanding-Basic and Diluted	6,943,125	N/A

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$612	$425
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	20	23
Depreciation	130	87
Net amortization on available-for-sale securities	99	113
Amortization of premium on purchased loans	12	—
Net realized investment security gains	(120)	—
Originations of loans for resale	(3,056)	(2,216)
Proceeds from sale of loans	2,580	3,861
Gain on sale of loans	(30)	(21)
Accrued earnings on bank owned life insurance	(22)	(26)
Net change in:
Accrued income receivable	(28)	(13)
Deferred loan fees	(36)	(10)
Other assets	(156)	(457)
Stock offering escrow account	—	64,282
Other liabilities	(268)	(237)
Net cash provided by operating activities	(263)	65,811
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	1,377	1,000
Proceeds from maturities of available-for-sale securities	16,695	6,179
Purchase of available-for-sale securities	(19,975)	(36,386)
Loan originations net of principal payments	(5,563)	(6,473)
Purchase of premises and equipment	(163)	(98)
Net cash used by investing activities	(7,629)	(35,778)
Cash flows from financing activities
Change in savings and demand deposit accounts	(2,205)	(1,000)
Change in time deposit accounts	16,163	2,325
Proceeds from long term borrowings	5,000	—
Repayments of long term borrowings	(151)	(598)
Net change in short term borrowings	(8,048)	1,816
Change in mortgagors’ escrow account	(479)	(468)
Dividends paid/declared	(148)	—
Net cash provided by financing activities	10,132	2,075
Increase in cash and cash equivalents	2,240	32,108
Cash and cash equivalents at beginning of year	7,705	7,427
Cash and cash equivalents at end of year	$9,945	$39,535
Supplemental disclosures
Cash paid during the year for:
Interest	$1,629	$1,278
Income taxes	$162	$102

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

NOTE  2 – Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans.  While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut.  Actual results could differ significantly from those estimates.  The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending June 30, 2006.

NOTE 3 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	September 30, 2005
	Amortized	Gross Unrealized		Estimated Market
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
Debt securities:
US government and agency obligations:
From one through five years	$27,062	$—	$(457)	$26,605
	27,062	—	(457)	26,605

State agency and municipal obligations:
From five through ten years	609	27	—	636
After ten years	8,513	461	—	8,974
	9,122	488	—	9,610

Corporate bonds and other obligations:
Due within one year	6,182	33	(10)	6,205
From one through five years	7,933	21	(99)	7,855
After ten years	8,041	427	(207)	8,261
	22,156	481	(316)	22,321

Mortgage-backed securities	74,609	182	(884)	73,907

Total debt securities	132,949	1,151	(1,657)	132,443

Marketable equity securities:
Common stock	128	83	(1)	210
Preferred stock	17,606	45	—	17,651
	17,734	128	(1)	17,861

FHLB restricted stock	3,756	—	—	3,756

Total equity securities	21,490	128	(1)	21,617

Total available-for-sale securities	$154,439	$1,279	$(1,658)	$154,060

	June 30, 2005
	Amortized	Gross Unrealized		Estimated
	Cost Basis	Gain	(Loss)	Market Value
	(in thousands)
Debt securities:
US government and agency obligations:
From one through five years	$25,564	$3	$(267)	$25,300
	25,564	3	(267)	25,300

State agency and municipal obligations:
From five through ten years	609	31	—	640
After ten years	8,512	554	—	9,066
	9,121	585	—	9,706

Corporate bonds and other obligations:
Due within one year	8,200	63	(11)	8,252
From one through five years	7,973	47	(89)	7,931
After ten years	8,040	534	(260)	8,314
	24,213	644	(360)	24,497

Mortgage-backed securities	65,866	380	(357)	65,889

Total debt securities	124,764	1,612	(984)	125,392

Marketable equity securities:
Common stock	386	202	—	588
Preferred stock	23,608	61	—	23,669
	23,994	263	—	24,257

FHLB restricted stock	3,756	—	—	3,756

Total equity securities	27,750	263	—	28,013

Total available-for-sale securities	$152,514	$1,875	$(984)	$153,405

Gross gains of $132,000 and losses of $12,000 were realized on available-for-sale securities for the three months ended September 30, 2005. There were no realized gains or losses for the three months ended September 30, 2004.

NOTE 4 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three months ended September 30, 2005:

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
Balance, beginning of period	$1,359	$1,285
Provision for loan losses	20	23
Charge offs	(11)	—
Recoveries	—	17
Transfer from reserve for off-balance sheet items	98	—
Balance, end of period	$1,466	$1,325

At September 30, 2005 and September 30, 2004, the Company had loans with balances of $107,663 (representing 4 loans) and $634,507 (representing 7 loans), respectively, on nonaccrual status.  The loans were not considered impaired.

NOTE 5 – Earnings per Share and Dividends Declared

As presented, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Because the initial public offering of the Company was completed on October 4, 2004, per share earnings data was not meaningful for the three months ended September 30, 2004.

On September 23, 2005, the Board of Directors of the Company declared a cash dividend of $0.05 a share for stockholders of record as of October 5, 2005 and payable on October 20, 2005.  The dividends declared totaling $161,000 were accrued and are included in other liabilities in the September 30, 2005 Consolidated Statements of Financial Condition.  Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

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

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
Net Income	$612	$425

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	(1,150)	1,106
Reclassification adjustment for gain recognized in net income	(120)	—
Other comprehensive income (loss) before tax expense	(1,270)	1,106
Income tax expense (benefit) related to items of other comprehensive income (loss)	495	(431)
Other comprehensive income net of tax	(775)	675
Total comprehensive income (loss)	$(163)	$1,100

NOTE 7  –  Commitment to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition.

The contractual amounts of outstanding commitments were as follows:

	September 30,	June 30,
	2005	2005
	(in thousands)
Commitments to extend credit:
Loan commitments	$5,476	$3,476
Unadvanced construction loans	4,282	4,220
Unadvanced lines of credit	12,365	12,301
Standby letters of credit	144	144
Outstanding commitments	$22,267	$20,141

NOTE 8 – Subsequent Events

On October 14, 2005, Putnam Savings Bank, the wholly owned subsidiary of the Company, completed its acquisition of three branches from People’s Bank, Bridgeport, Connecticut located in Windham and New London Counties, Connecticut.  As of October 14, 2005, the deposits of these three branches aggregated approximately $60.6 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three  months ended September 30, 2005 and 2004, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2005 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 19, 2005.

The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP.

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

Except as required by applicable law and regulation, the Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at September 30, 2005 and June 30, 2005

Assets

Total assets of the Company were $347.3 million at September 30, 2005, an increase of $9.7 million or 2.9%, from $337.6 million at June 30, 2005.  Investments in available-for-sale securities increased $655,000 or .4%, to $154.1 million at September 30, 2005 compared to $153.4 million at June 30, 2005.  There were no Federal funds sold as of September 30, 2005 or June 30, 2005.  Total loans outstanding increased $6.2 million to $172.5 million at September 30, 2005 from $166.3 million at June 30, 2005.  This increase was primarily due to an increase of $4.0 million in residential mortgage loans.  Commercial loans increased $2.2 million, or 6.9%, from June 30, 2005 to September 30, 2005, which reflected the continued strong performance by the Company’s Business Banking Group.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors.  This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change.  The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at September 30, 2005 and June 30, 2005.

Past due and Nonperforming loans

The following table sets forth information regarding past due and non-accrual loans:

	September 30,	June 30,
	2005	2005
	(dollars in thousands)
Allowance for loan losses	$1,466	$1,359
Gross loans outstanding	$172,454	$166,365
Nonperforming loans	$108	$86

Allowance/gross loans outstanding	0.85%	0.82%
Allowance/nonperforming loans	1357%	1580%

Liabilities

Total liabilities increased $10.0 million, or 3.5%, from $284.6 million at June 30, 2005 to $294.6 million at September 30, 2005, primarily due to an increase in deposits of $14.0 million and a decrease in other borrowed funds of $3.2 million.  Deposits increased $14.0 million, or 6.4%, from $218.1 million at June 30, 2005 to $232.1 million at September 30, 2005.  Of this $14.0 million increase, $13.6 million was brokered certificates of deposits.  The brokered deposits were used to pre-invest a portion of the deposits that were acquired through the branch acquisition that closed in October 2005.

Stockholders’ Equity

Total stockholders’ equity decreased $311,000 to $52.7 million at September 30, 2005 from $53.0 million at June 30, 2005.  This was primarily due to the decrease in the accumulated other comprehensive income (loss) of $775,000, and an increase in net income of $612,000. The unrealized loss in the available-for-sale securities was attributable solely to interest rate movements. Management does not consider the loss to be other than temporary.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

Net Income

Net income increased $187,000, or 44.0%, to $612,000 for the three months ended September 30, 2005 from $425,000 for the three months ended September 30, 2004.  The increase in net income resulted primarily from an improvement in net interest income and noninterest income, which was partially offset by an increase in noninterest expense.

Interest and Dividend Income

Interest and dividend income increased by $765,000, or 22.5%, to $4.2 million for the three months ended September 30, 2005 from $3.4 million for the three months ended September 30, 2004.  The increase in interest and dividend income resulted primarily from an increase of $44.5 million, or 15.6%, in average interest-bearing assets  and an increase of 27 basis points in the average yield on our interest-earning assets between the periods.  This increase was primarily due to the net proceeds of the stock offering being deployed into loans and investments in addition to the pre-investing of a portion of the deposits that were acquired in the branch acquisition that closed in October 2005.  The yield increased to 5.04% for the three months ended September 30, 2005 from 4.77% for the three months ended September 30, 2004.  Interest income on loans increased by $537,000, or 26.5%, to $2.6 million from $2.0 million.

Interest and dividend income on investment securities increased $228,000, or 16.6%, to $1.6 million for the three months ended September 30, 2005 from $1.4 million for the three months ended September 30, 2004.

Interest Expense

Interest expense increased by $416,000, or 31.9%, to $1.7 million for three months ended September 30, 2005 from $1.3 million for the three months ended September 30, 2004.  The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $18.9 million, or 7.7% from period to period and an increase of 47 basis points in the average cost of our interest-bearing liabilities to 2.60% for the three months ended September 30, 2005 from 2.12% for the three months ended September 30, 2004.  This increase was primarily due to an increase of $7.4 million in average interest-bearing deposits and an increase of $11.5 million in average other borrowed money from September 30, 2004 to September 30, 2005.

Net Interest and Dividend Income

Net interest and dividend income increased $349,000, or 16.7%, to $2.4 million for the three months ended September 30, 2005 from $2.1 million for three months ended September 30, 2004.  The primary reason for the improvement in our net interest and dividend income was the $25.6 million increase in our net interest-earning assets to $66.7 million for the three months ended September 30, 2005 from $41.1 million for the three months ended September 30, 2004.  The net interest margin increased to 2.96% for the three months ended September 30, 2005 from 2.95% for the three months ended September 30, 2004.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2005 was $20,000 compared to $23,000 recorded for the three months ended September 30, 2004.

Noninterest Income

Noninterest income increased $232,000, or 84.1%, to $508,000 for the three months ended September 30, 2005 from $276,000 for the three months ended September 30, 2004. The increase in noninterest income resulted primarily from an increase in service fee income on transaction accounts of $75,000, net investment security gains of $120,000, and net gains on loan sales of $9,000 and an increase of $29,000 in commissions from brokerage services.

Noninterest Expense

Noninterest expense increased by $334,000, or 19.1%, to $2.1 million for the three months ended September 30, 2005 from $1.8 million for the three months ended September 30, 2004.  The increase in noninterest expense resulted primarily from an increase in compensation and benefits, occupancy and equipment expense and other noninterest expenses.  Compensation and benefits expense increased by $169,000, or 16.8%, to $1.2 million for the three months ended September 30, 2005 from $1.0 million for the three months ended September 30, 2004.  The primary reasons for the increase in compensation and benefits expense were increased salaries and commissions, due to increased staffing and higher medical insurance premiums.  In addition, the current quarter included $36,000 in ESOP compensation expense as compared to no ESOP compensation expense for the three months ended September 30, 2004.  Occupancy and equipment expense increased by $54,000, or 28.6%, to $243,000 for the three months ended September 30, 2005 from $189,000 for the three months ended September 30, 2004 primarily due to increased depreciation expense of $31,000.  Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses increased by $111,000, or 19.9%, to $668,000 for the three months ended September 30, 2005 from $557,000 for the three months ended September 30, 2004.  The increase resulted primarily from increased  data processing fees and other miscellaneous expenses including a new Office of Thrift Supervision assessment and higher professional fees related to being a public company.

Provision for Income Taxes

The income tax expense increased by $63,000, or 37.1%, to $233,000 for the three months ended September 30, 2005 from $170,000 for the three months ended September 30, 2004.  Our effective tax rate was 27.6% for the three months ended September 30, 2005, compared to 28.6% for the three months ended September 30, 2004.  The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the three months ended September 30,
	2005			2004
	(Dollars in thousands)
	Average	Interest/	Yield/	Average	Interest/	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Investment securities	$155,905	$1,589	4.04%	$134,067	$1,338	3.96%
Loans	169,874	2,561	5.98%	138,824	2,026	5.79%
Other earning assets	3,928	36	3.64%	12,326	63	2.03%
Total interest-earnings assets	329,707	4,185	5.04%	285,217	3,427	4.77%

Non-interest-earning assets	13,417			21,147
Total assets	$343,124			$306,364

Interest-bearing liabilities:
NOW accounts	$34,433	151	1.74%	$10,206	6	0.25%
Savings accounts	41,795	68	0.65%	55,345	96	0.69%
Money market accounts	27,639	117	1.68%	48,059	190	1.57%
Time deposits	95,352	791	3.29%	78,240	591	3.00%
Borrowed money	63,784	595	3.70%	52,275	424	3.22%
Total interest-bearing liabilities	263,003	1,722	2.60%	244,125	1,307	2.12%
Non-interest-bearing demand deposits	26,514			24,349
Other non-interest-bearing liabilities	523			14,025
Capital accounts	53,084			23,865
Total liabilities and capital accounts	$343,124			$306,364

Net interest income		$2,464			$2,119
Interest rate spread			2.44%			2.64%
Net interest-earning assets	$66,704			$41,092
Net interest margin			2.96%			2.95%
Average earning assets to average interest-bearing liabilities			125.36%			116.83%

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

	2005 Compared to 2004
	Increase(Decrease) Due to
(Dollars in Thousands)	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Investment securities	$29	$222	$251
Loans	69	466	535
Other interest-earning assets	169	(196)	(27)
TOTAL INTEREST-EARNING ASSETS	267	492	759

INTEREST-BEARING LIABILITIES:
Interest Expense:
NOW accounts	104	41	145
Savings accounts	(6)	(22)	(28)
Money Market accounts	81	(154)	(73)
Time deposits	62	138	200
Other borrowed money	69	102	171
TOTAL INTEREST-BEARING LIABILITIES	310	105	415

CHANGE IN NET INTEREST INCOME	$(43)	$387	$344

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings.  The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank borrowings as of September 30, 2005 of $59.5 million with unused borrowing capacity of $72.4 million.  The Bank also had brokered CD’s as of September 30, 2005 of $13.6 million and the ability to originate additional brokered CD’s, up to our policy limit of 10% of total assets.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended September 30, 2005 and 2004, the Bank originated loans net of principal payments of approximately $5.6 million and $6.5 million, respectively.  Purchases of securities totaled $20.0 million and $36.4 million, for the three months ended September 30, 2005 and 2004, respectively.

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

Certificates of deposits totaled $86.9 million at September 30, 2005. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at September 30, 2005 and exceeded each of the applicable regulatory capital requirements at such date.  The table below presents the capital required and maintained at September 30, 2005.

	Required	Actual

Tier 1 Capital	4%	11.95%
Total Risk Based Capital	8%	22.05%
Tier 1 Risk Based Capital	8%	21.25%

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

For the three months ended September 30, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Part II. – OTHER INFORMATION

Item 1.           Legal Proceedings – Not applicable

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Completion of the Company’s stock offering resulted in the issuance of 6,943,125 shares of common stock, 3,729,846 shares (53.7%) of which were issued to the MHC and 3,089,691 shares (44.5%) of which were sold to eligible depositors of the Bank at $10.00 per share. In addition, the Company issued 123,588 shares (1.8%) to a charitable foundation established by Putnam Savings Bank.  Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated $1.1 million and have been deducted to arrive at net proceeds of $29.8 million from the Offering. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. Net Offering proceeds retained by the Company were used to acquire investments and fund a loan to the Bank’s employee stock ownership plan.

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

PSB HOLDINGS, INC.
(Registrant)

Date	November 14, 2005	/s/ Robert G. Cocks, Jr.
Robert G. Cocks, Jr.
President and Chief Executive Officer

Date	November 14, 2005	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Vice President and Treasurer