Form 10QSB
period 2005-12-31
PSB Holdings, Inc.
filed 2006-02-13
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

As of December 31, 2005, there were 6,932,753 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	December 31,	June 30,
	2005	2005
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$12,863	$7,705
Available-for-sale securities	191,074	153,405

Loans receivable, gross	180,026	166,365
Allowance for loan losses	(1,471)	(1,359)
Loans receivable, net	178,555	165,006

Premises and equipment, net	4,649	4,514
Accrued income receivable	1,913	1,571
Bank owned life insurance	2,314	2,270
Core deposit intangible	1,494	—
Goodwill	6,909	—
Deposit for branch acquisitions	—	1,888
Other assets	2,062	1,276
TOTAL ASSETS	$401,833	$337,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$280,237	$218,123
Borrowed funds	65,486	63,734
Mortgagors’ escrow accounts	989	1,029
Other liabilities	2,543	1,729
Total Liabilities	349,255	284,615

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,932,753 shares outstanding at December 31, 2005 and 6,943,125 at June 30, 2005	694	694
Additional paid-in capital	31,816	30,446
Unearned ESOP shares	(2,472)	(2,472)
Unearned stock awards	(1,370)	—
Retained earnings	24,609	23,808
Treasury stock, at cost (10,372 shares at December 31, 2005 and no shares at June 30, 2005)	(110)	—
Accumulated other comprehensive income (loss)	(589)	544
Total Stockholders’ Equity	52,578	53,020
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,833	$337,635

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands except share data)
Interest income:
Interest on loans	$2,652	$2,142	$5,214	$4,166
Interest and dividends on investments and deposits	2,001	1,485	3,605	2,861
Total interest income	4,653	3,627	8,819	7,027

Interest expense:
Deposits and escrow	1,408	931	2,535	1,815
Borrowed money	550	426	1,145	848
Total interest expense	1,958	1,357	3,680	2,663
Net interest income	2,695	2,270	5,139	4,364

Provision for loan losses	15	25	35	48
Net interest income after provision for loan losses	2,680	2,245	5,104	4,316

Noninterest income:
Fees for services	430	204	711	409
Net gain on sale of loans	22	20	52	42
Net commissions from brokerage service	42	(6)	71	(7)
Other income	67	48	113	98
Net investment security gains	—	19	120	19
Total noninterest income	561	285	1,067	561

Noninterest expense:
Compensation and benefits	1,340	1,012	2,515	2,017
Occupancy and equipment	356	208	598	398
Data processing	204	137	358	272
Advertising and marketing	68	63	125	121
Other noninterest expense	552	1,626	1,009	1,990
Total noninterest expense	2,520	3,046	4,605	4,798
Income (loss) before income tax expense	721	(516)	1,566	79

Income tax expense (benefit)	178	(237)	411	(67)
NET INCOME (LOSS)	$543	$(279)	$1,155	$146

Earnings per common share
Basic	$0.08	N/A	$0.17	N/A
Dilutive	$0.08	N/A	$0.16	N/A

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$1,155	$146
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	35	48
Stock-based compensation expense	60	—
Amortization of core deposit intangible	59	—
Depreciation	280	173
Net amortization on available-for-sale securities	155	228
Amortization of premium on purchased loans	26	—
Contribution of common stock to charitable foundation	—	1,236
ESOP expense including tax effect of release	63	36
Net realized investment security gains	(120)	(19)
Originations of loans for resale	(7,104)	(4,644)
Proceeds from sale of loans	6,316	5,833
Gain on sale of loans	(52)	(41)
Accrued earnings on bank owned life insurance	(44)	(51)
Net change in:
Accrued income receivable	(342)	(111)
Deferred loan fees	(77)	(4)
Other assets	(63)	(348)
Other liabilities	691	116
Net cash provided by operating activities	1,038	2,598
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	10,377	23,113
Proceeds from maturities of available-for-sale securities	23,120	16,286
Purchase of available-for-sale securities	(73,057)	(73,229)
Loan originations net of principal payments	(12,460)	(12,468)
Deposit for branch acquisition	1,888	—
Net cash paid for acquisition	51,730	—
Purchase of premises and equipment	(265)	(407)
Net cash provided(used) by investing activities	1,333	(46,705)
Cash flows from financing activities
Change in savings and demand deposit accounts	(6,617)	(4,213)
Change in time deposit accounts	8,156	19,729
Proceeds from long term borrowings	8,000	10,500
Repayments of long term borrowings	(5,304)	(12,246)
Net change in short term borrowings	(944)	2,746
Change in mortgagors’ escrow account	(40)	5
Proceeds from common stock offering	—	30,897
Cost of common stock issuance	—	(1,095)
Acquisition of common stock by ESOP	—	(2,571)
Acquisition of treasury shares	(110)	—
Dividends paid/declared	(354)	(161)
Net cash provided by financing activities	2,787	43,591
Increase(decrease) in cash and cash equivalents	5,158	(516)
Cash and cash equivalents at beginning of year	7,705	7,427
Cash and cash equivalents at end of year	$12,863	$6,911
Supplemental disclosures
Cash paid during the year for:
Interest	$3,637	$2,652
Income taxes	$452	$371

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

On October 4, 2004, the Company issued 6,943,125 shares of common stock, 3,729,846 shares (53.7%) of which were issued to Putnam Bancorp, MHC (MHC) and 3,089,691 shares (44.5%) of which were sold to eligible depositors of the Bank at $10.00 per share. In addition, the Company issued 123,588 shares (1.8%) to a charitable foundation established by Putnam Savings Bank.

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

NOTE 3 – Earnings Per Share

As presented, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used.  Because the initial public offering of the Company was completed on October 4, 2004, per share earnings data was not meaningful for the three and six months ended December 31, 2004.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended December 31, 2005:

Three Months Ended
December 31, 2005
Basic EPS computation:
Net income	$543,000

Weighted average shares outstanding	6,942,571

Basic EPS	$0.08

Diluted EPS computation:
Net income	$543,000

Weighted average shares outstanding	6,942,571
Dilutive potential shares outstanding	129,281
7,071,852

Diluted EPS	$0.08

Six Months Ended
December 31, 2005
Basic EPS computation:
Net income	$1,155,000

Weighted average shares outstanding	6,942,848

Basic EPS	$0.17

Diluted EPS computation:
Net income	$1,155,000

Weighted average shares outstanding	6,942,848
Dilutive potential shares outstanding	129,281
7,072,129

Diluted EPS	$0.16

NOTE 4 – Acquisitions

On October 14, 2005, the Company completed its acquisition of three branches from People’s Bank, Bridgeport, Connecticut.  The acquisition included $60.6 million in deposits, $233,000 in loans and $150,000 in fixed assets.

NOTE 5 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	December 31, 2005
	Amortized	Gross Unrealized		Estimated
	Cost Basis	Gain	(Loss)	Market Value
	(in thousands)
Debt securities:
US government and agency obligations:
Due within one year	$3,998	$—	$(52)	$3,946
From one through five years	33,233	—	(510)	32,723
From five through ten years	1,999	—	—	1,999
	39,230	—	(562)	38,668

State agency and municipal obligations:
From five through ten years	609	22	—	631
After ten years	8,514	484	—	8,998
	9,123	506	—	9,629

Corporate bonds and other obligations:
Due within one year	8,412	15	(34)	8,393
From one through five years	8,543	12	(75)	8,480
After ten years	8,042	414	(201)	8,255
	24,997	441	(310)	25,128

Mortgage-backed securities	95,202	165	(1,337)	94,030

Total debt securities	168,552	1,112	(2,209)	167,455

Marketable equity securities:
Common stock	128	86	(1)	213
Preferred stock	19,603	47	—	19,650
	19,731	133	(1)	19,863

FHLB restricted stock	3,756	—	—	3,756

Total equity securities	23,487	133	(1)	23,619

Total available-for-sale securities	$192,039	$1,245	$(2,210)	$191,074

	June 30, 2005
	Amortized	Gross Unrealized		Estimated
	Cost Basis	Gain	(Loss)	Market Value
	(in thousands)
Debt securities:
US government and agency obligations:
From one through five years	$25,564	$3	$(267)	$25,300
	25,564	3	(267)	25,300

State agency and municipal obligations:
From five through ten years	609	31	—	640
After ten years	8,512	554	—	9,066
	9,121	585	—	9,706

Corporate bonds and other obligations:
Due within one year	8,200	63	(11)	8,252
From one through five years	7,973	47	(89)	7,931
After ten years	8,040	534	(260)	8,314
	24,213	644	(360)	24,497

Mortgage-backed securities	65,866	380	(357)	65,889

Total debt securities	124,764	1,612	(984)	125,392

Marketable equity securities:
Common stock	386	202	—	588
Preferred stock	23,608	61	—	23,669
	23,994	263	—	24,257

FHLB restricted stock	3,756	—	—	3,756

Total equity securities	27,750	263	—	28,013

Total available-for-sale securities	$152,514	$1,875	$(984)	$153,405

There were no gross gains or gross losses realized on available-for-sale securities for the three months ended December 31, 2005, as compared to gross gains of $43,000 and gross losses of $24,000 for the three months ended December 31, 2004.  Gross gains of $132,000 and gross losses of $12,000 were realized on available-for-sale securities for the six months ended December 31, 2005, as compared to gross gains of $43,000 and gross losses of $24,000 for the six months ended December 31, 2004.

NOTE 6 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three and six months ended December 31, 2005, as compared to the year-ago periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Balance, beginning of period	$1,466	$1,325	$1,359	$1,285
Provision for loan losses	15	25	35	48
Charge offs	(12)	—	(23)	—
Recoveries	2	—	2	17
Transfer from reserve for off-balance sheet items	—	—	98	—
Balance, end of period	$1,471	$1,350	$1,471	$1,350

At December 31, 2005 and December 31, 2004, the Company had loans with balances of $105,961 (representing 5 loans) and $704,000 (representing 9 loans), respectively, on nonaccrual status.  The loans were not considered impaired.

NOTE 7 – Goodwill and Other Intangibles

Goodwill and other intangibles include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005.  The goodwill will be evaluated for impairment on an annual basis and the core deposit intangible will be amortized on an accelerated basis over a ten year period.  The carrying amount of goodwill and core deposit intangible as of December 31, 2005 was $6.9 million and $1.5 million, respectively.  The amortization expense related to the core deposit intangible was $59,000 for the three and six months ended December 31, 2005.

December 31, 2005
	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Depreciation	Assets
Intangible Assets:
Core Deposit Intangible	$1,552,521	$58,808	$1,493,713

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

Core Deposit
Intangible
Six months ended June 30, 2006	$141,138
Year ended June 30, 2007	262,282
Year ended June 30, 2008	234,054
Year ended June 30, 2009	205,827
Year ended June 30, 2010	177,599
Year ended June 30, 2011	149,371
Year ended June 30, 2012	121,144
Year ended June 30, 2013	92,916
Year ended June 30, 2014	64,688
Year ended June 30, 2015	36,461
Year ended June 30, 2016	8,233
Total estimated amortization expense	$1,493,713

NOTE 8 – Comprehensive Income

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Net Income (Loss)	$543	$(279)	$1,155	$146

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	(588)	(305)	(1,737)	801
Reclassification adjustment for gain recognized in net income	—	(19)	(120)	(19)
Other comprehensive income (loss) before tax expense	(588)	(324)	(1,857)	782
Income tax expense (benefit) related to items of other comprehensive income (loss)	229	126	723	(305)
Other comprehensive income net of tax	(359)	(198)	(1,134)	477
Total comprehensive income (loss)	$184	$(477)	$21	$623

NOTE 9 – Stock-Based Incentive Plan

At the annual meeting of stockholders on October 21, 2005, stockholders of the Company approved the PSB Holdings, Inc. 2005 Stock-Based Incentive Plan (the “Incentive Plan”).  Under the Incentive Plan, the Company may grant up to 340,213 stock options and 136,085 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 476,298 shares of the Company’s common stock for issuance upon the grant or exercise of awards.  Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

On November 7, 2005, the Company awarded 319,800 options to purchase the Company’s common stock and 129,281 shares of restricted stock.  Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($10.60) with a maximum term of ten years.  Both stock option and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of the grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company has elected to comply with the Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, beginning with the period ended December 31, 2005, prior to the mandatory compliance date for the Company of July 1, 2006.  In accordance with Statement No.123 (R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  The Company recorded share-based compensation expense of $60,082 for the three and six months ended December 31, 2005 in connection with the stock option and restricted stock awards.

The weighted-average fair value of stock options granted on November 7, 2005 using the Black-Scholes option pricing method was $2.00 per share.  Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

Dividend yield:	1.89%
Expected volatility:	12.65%
Risk-free rate:	4.56%
Expected life in years:	6.5

NOTE 10 – Dividends

On December 21, 2005, the Board of Directors of the Company declared a cash dividend of $0.06 a share for stockholders of record as of January 4, 2006 and payable on January 19, 2006.  The dividends declared totaling $218,000 were accrued and are included in other liabilities in the December 31, 2005 Consolidated Statements of Financial Condition.  Putnam Bancorp, MHC, the mutual holding company, waived the receipt of all but $25,000 of the dividend declared by the Company.

NOTE 11 – Commitment to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition.

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2005	2005
	(in thousands)
Commitments to extend credit:
Loan commitments	$4,036	$3,476
Unadvanced construction loans	3,869	4,220
Unadvanced lines of credit	13,074	12,301
Standby letters of credit	165	144
Outstanding commitments	$21,144	$20,141

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and six  months ended December 31, 2005 and 2004, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2005 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 19, 2005.

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

Comparison of Financial Condition at December 31, 2005 and June 30, 2005

Assets

Total assets of the Company were $401.8 million at December 31, 2005, an increase of $64.2 million or 19.0%, from $337.6 million at June 30, 2005.  Investments in available-for-sale securities increased $37.7 million, or 24.6%, to $191.1 million at December 31, 2005 compared to $153.4 million at June 30, 2005.  Total loans outstanding increased $13.7 million, or 8.2%, to $180.0 million at December 31, 2005 from $166.3 million at June 30, 2005.  This increase was primarily due to an increase of $6.6 million, or 5.0%, in residential mortgage loans.  Commercial loans increased $6.8 million, or 21.2%, from June 30, 2005 to December 31, 2005, which reflected the continued strong performance by the Company’s Business Banking Group.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors.  This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change.  The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at December 31, 2005 and June 30, 2005.

Past due and Nonperforming loans

The following table sets forth information regarding past due and non-accrual loans:

	December 31,	June 30,
	2005	2005
	(Dollars in thousands)
Allowance for loan losses	$1,471	$1,359
Gross loans outstanding	180,026	166,365
Nonperforming loans	106	86

Allowance/gross loans outstanding	0.82%	0.82%
Allowance/nonperforming loans	1388%	1580%

Liabilities

Total liabilities increased $64.6 million, or 22.7%, to $349.2 million at December 31, 2005 from $284.6 million at June 30, 2005, primarily due to an increase in deposits of $62.1 million, or 28.5%, and an increase in other borrowed funds of $1.8 million, or 2.7%.  The increases in deposits were primarily due to the recently completed branch acquisitions that resulted in $60.6 million in new deposits.

Stockholders’ Equity

Total stockholders’ equity decreased $442,000, or .8%, to $52.6 million at December 31, 2005 from $53.0 million at June 30, 2005.  This was primarily due to the decrease in the accumulated other comprehensive income (loss) of $1.1 million, stock repurchased during the six month period of $110,000 and dividends of $354,000 as of December 31, 2005. These factors were partially offset by net income of $1.2 million.  The unrealized loss in the available-for-sale securities was attributable solely to interest rate movements.  Management does not consider the loss to be other than temporary.

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

Net Income

Net income increased $822,000 to $543,000 for the three months ended December 31, 2005 from a net loss of $279,000 for the three months ended December 31, 2004.  The quarter ended December 31, 2004 included a one-time expense of $1.2 million to establish and fund the new Putnam Savings Foundation. Excluding the charge for the charitable foundation, net income would have been $537,000 for the quarter ended December 31, 2004 and the increase in net income for the quarter ended December 31, 2005 would have been $6,000, or 1.1%.  The increase in net income resulted from an improvement in net interest income and noninterest income, which was partially offset by an increase in noninterest expense, excluding the new foundation.

Interest and Dividend Income

Interest and dividend income increased by $1.0 million, or 28.3%, to $4.6 million for the three months ended December 31, 2005 from $3.6 million for the three months ended December 31, 2004.  The increase in interest and dividend income resulted primarily from an increase of $52.2 million, or 16.9%, in average interest-bearing assets  and an increase of 45 basis points in the average yield on our interest-earning assets between the periods.  This increase was primarily due to the net cash from the recently completed branch acquisitions being deployed into loans and investments.  The yield increased to 5.11% for the three months ended December 31, 2005 from 4.66% for the three months ended December 31, 2004.  Interest income on loans increased by $510,000, or 23.8%, to $2.6 million from $2.1 million.  Interest and dividend income on investment securities increased $491,000, or 33.5%, to $2.0 million for the three months ended December 31, 2005 from $1.5 million for the three months ended December 31, 2004.

Interest Expense

Interest expense increased by $601,000, or 44.3%, to $2.0 million for three months ended December 31, 2005 from $1.4 million for the three months ended December 31, 2004.  The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $51.6 million, or 21.5% from period to period and an increase of 42 basis points in the average cost of our interest-bearing liabilities to 2.66% for the three months ended December 31, 2005 from 2.24% for the three months ended December 31, 2004.  This increase was primarily due to an increase of $46.8 million in average interest-bearing deposits and an increase of $4.8 million in average other borrowed money from December 31, 2004 to December 31, 2005.

Net Interest and Dividend Income

Net interest and dividend income increased $425,000, or 18.7%, to $2.7 million for the three months ended December 31, 2005 from $2.3 million for three months ended December 31, 2004.  The primary reason for the improvement in our net interest and dividend income was the $52.2 million increase in our average interest-earning assets and the increase in the net interest margin to 2.96% for the three months ended December 31, 2005 from 2.92% for the three months ended December 31, 2004.

Provision for Loan Losses

The provision for loan losses for the quarter ended December 31, 2005 was $15,000 compared to $25,000 recorded for the three months ended December 31, 2004.

Noninterest Income

Noninterest income increased $276,000, or 96.8%, to $561,000 for the three months ended December 31, 2005 from $285,000 for the three months ended December 31, 2004. The increase in noninterest income resulted primarily from an increase in service fee income of $226,000 and an increase of $48,000 in commissions from brokerage services.

Noninterest Expense

Noninterest expense decreased by $526,000, or 17.3%, to $2.5 million for the three months ended December 31, 2005 from $3.0 million for the three months ended December 31, 2004.  The decrease in noninterest expense resulted primarily from a one-time expense of $1.2 million to establish and fund the new Putnam Savings Foundation during the quarter ended December 31, 2004.  Excluding the expense for the charitable foundation, noninterest expense would have increased by $709,000, or 39.1%, for the quarter ended December 31, 2005.  This was primarily due to an increase in compensation and benefits, occupancy and equipment expense and other noninterest expenses.  Compensation and benefits expense increased by $328,000, or 32.4%, to $1.3 million for the three months ended December 31, 2005 from $1.0 million for the three months ended December 31, 2004.  The primary reasons for the increase was the compensation and benefits expense associated with the acquisition of the three new branches, in addition to increased staffing and higher medical insurance premiums.  The current quarter included $36,000 in Stock Award compensation expense as compared to none for the three months ended December 31, 2004.  Occupancy and equipment expense increased by $148,000, or 71.2%, to $356,000 for the three months ended December 31, 2005 from $208,000 for the three months ended December 31, 2004 primarily due to increased depreciation expense and rental expense for the three new branches.  Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses decreased by $1.0 million, or 54.9%, to $824,000 for the three months ended December 31, 2005 from $1.8 million for the three months ended December 31, 2004.  This decrease was primarily due to the one-time charge of $1.2 million for the new charitable foundation during the quarter ended December 31, 2004.  This was partially offset by increases in data processing fees and other miscellaneous expenses and higher professional fees related to being a public company.

Provision for Income Taxes

The income tax expense increased by $415,000 to $178,000 for the three months ended December 31, 2005 from a tax benefit of $237,000 for the three months ended December 31, 2004.  The tax benefit for the three months ended December 31, 2004 was related to the one-time expense of $1.2 million to establish the new charitable foundation.  Our effective tax rate was 24.7% for the three months ended December 31, 2005, compared to a tax benefit of 45.9% for the three months ended December 31, 2004.  The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Comparison of Operating Results for the Six Months Ended December 31, 2005 and 2004

Net Income

Net income increased $1.0 million to $1.2 million for the six months ended December 31, 2005 from $146,000 for the six months ended December 31, 2004. The six months ended December 31, 2004 included a one-time expense of $1.2 million to establish and fund the new Putnam Savings Foundation. Excluding the expense for the charitable foundation, net income would have been $962,000 for the six months ended December 31, 2004 and the increase in net income for the six months ended December 31, 2005 would have been $193,000, or 20.1%.  In addition, the increase in net income resulted from an improvement in net interest income and noninterest income, which was partially offset by an increase in noninterest expense, excluding the new foundation.

Interest and Dividend Income

Interest and dividend income increased by $1.8 million, or 25.5%, to $8.8 million for the six months ended December 31, 2005 from $7.0 million for the six months ended December 31, 2004.  The increase in interest and dividend income resulted primarily from an increase of $48.4 million, or 16.2%, in average interest-earning assets and an increase of 37 basis points in the average yield on our interest-earning assets between the periods.  This increase was primarily due to the net proceeds of the stock offering being deployed into loans and investments in addition to the pre-investment of a portion of the deposits that were acquired in the branch acquisition that closed in October 2005.  The yield increased to 5.05% for the six months ended December 31, 2005 from 4.68% for the six months ended December 31, 2004.  Interest income on loans increased by $1.0 million, or 25.2%, to $5.2 million from $4.2 million.  Interest and dividend income on investment securities increased $742,000, or 26.5%, to $3.5 million for the six months ended December 31, 2005 from $2.8 million for the six months ended December 31, 2004.

Interest Expense

Interest expense increased by $1.0 million, or 38.2%, to $3.7 million for six months ended December 31, 2005 from $2.7 million for the six months ended December 31, 2004.  The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $35.2 million, or 14.6% from period to period and an increase of 45 basis points in the average cost of our interest-bearing liabilities to 2.63% for the six months ended December 31, 2005 from 2.18% for the six months ended December 31, 2004.  This increase was primarily due to an increase of $27.1 million in average interest-bearing deposits and an increase of $8.1 million in average other borrowed money from December 31, 2004 to December 31, 2005.

Net Interest and Dividend Income

Net interest and dividend income increased $775,000, or 17.8%, to $5.1 million for the six months ended December 31, 2005 from $4.4 million for six months ended December 31, 2004.  The primary reason for the improvement in our net interest and dividend income was the $13.1 million increase in our net average interest-earning assets to $69.2 million for the six months ended December 31, 2005 from $56.1 million for the six months ended December 31, 2004.  The net interest margin increased to 2. 94% for the six months ended December 31, 2005 from 2.90% for the six months ended December 31, 2004.

Provision for Loan Losses

The provision for loan losses for the six months ended December 31, 2005 was $35,000 compared to $48,000 for the six months ended December 31, 2004.

Noninterest Income

Noninterest income increased $506,000, or 90.2%, to $1.1 million for the six months ended December 31, 2005 from $561,000 for the six months ended December 31, 2004. The increase in noninterest income resulted primarily from an increase in service fee income of $302,000, net investment securities gains of $101,000 and an increase of $78,000 in commissions from brokerage services.

Noninterest Expense

Noninterest expense decreased by $193,000, or 4.0%, to $4.6 million for the six months ended December 31, 2005 from $4.8 million for the six months ended December 31, 2004.  The decrease in noninterest expense resulted primarily from a one-time expense of $1.2 million to establish and fund the new Putnam Savings Foundation during the six months ended December 31, 2004.  Excluding the expense for the charitable foundation, noninterest expense would have increased by $1.0 million, or 29.2%, for the six months ended December 31, 2005.  This was primarily due to an increase in compensation and benefits, occupancy and equipment expense and other noninterest expenses.  Compensation and benefits expense increased by $498,000, or 24.7%, to $2.5 million for the six months ended December 31, 2005 from $2.0 million for the six months ended December 31, 2004.  The primary reasons for the increase were the compensation and benefits expense associated with the acquisition of the three new branches, in addition to increased staffing and higher medical insurance premiums.  The current six month period included $36,000 in Stock Award compensation expense as compared to none for the six months ended December 31, 2004.  Occupancy and equipment expense increased by $200,000, or 50.3%, to $598,000 for the six months ended December 31, 2005 from $398,000 for the six months ended December 31, 2004 primarily due to increased depreciation expense and rental expense for the three new branches.  Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses decreased by $891,000, or 37.4%, to $1.5 million for the six months ended December 31, 2005 from $2.4 million for the six months ended December 31, 2004.  This decrease was primarily due to the one-time expense of $1.2 million for the new charitable foundation during the six month period ended December 31, 2004.  This was partially offset by increases in data processing fees and other miscellaneous expenses and higher professional fees related to being a public company.

Provision for Income Taxes

The income tax expense increased by $478,000 to $411,000 for the six months ended December 31, 2005 from a tax benefit of $67,000 for the six months ended December 31, 2004.  Our effective tax rate was 26.2% for the six months ended December 31, 2005. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the three months ended December 31,
	2005			2004
	(Dollars in thousands)
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Interest-earning assets:
Investment securities	$181,082	$1,957	4.29%	$159,113	$1,466	3.66%
Loans	175,058	2,652	6.01%	145,270	2,142	5.85%
Other earning assets	4,932	44	3.54%	4,512	19	1.67%
Total interest-earnings assets	361,072	4,653	5.11%	308,895	3,627	4.66%
Non-interest-earning assets	20,586			12,448
Total assets	$381,658			$321,343

Interest-bearing liabilities:
NOW accounts	$33,568	147	1.74%	$11,879	11	0.37%
Savings accounts	54,271	142	1.04%	43,190	75	0.69%
Money market accounts	32,999	163	1.96%	44,614	190	1.69%
Time deposits	113,246	956	3.35%	87,608	652	2.95%
Borrowed money	57,637	550	3.79%	52,793	429	3.22%
Total interest-bearing liabilities	291,721	1,958	2.66%	240,084	1,357	2.24%
Non-interest-bearing demand deposits	36,942			27,187
Other non-interest-bearing liabilities	446			2,969
Capital accounts	52,549			51,103
Total liabilities and capital accounts	$381,658			$321,343

Net interest income		$2,695			$2,270
Interest rate spread			2.45%			2.42%
Net interest-earning assets	$69,351			$68,811
Net interest margin			2.96%			2.92%
Average earning assets to average interest-bearing liabilities			123.77%			128.66%

	For the six months ended December 31,
	2005			2004
	(Dollars in thousands)
	Average	Interest/	Yield/	Average	Interest/	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Investment securities	$168,493	$3,546	4.17%	$146,590	$2,804	3.79%
Loans	172,466	5,214	6.00%	142,047	4,166	5.82%
Other earning assets	5,569	59	2.10%	9,517	57	1.19%
Total interest-earnings assets	346,528	8,819	5.05%	298,154	7,027	4.68%
Non-interest-earning assets	15,863			15,699
Total assets	$362,391			$313,853

Interest-bearing liabilities:
NOW accounts	$34,000	298	1.74%	$11,043	18	0.32%
Savings accounts	48,034	211	0.87%	49,268	171	0.69%
Money market accounts	30,319	279	1.83%	46,336	380	1.63%
Time deposits	104,298	1,746	3.32%	82,923	1,242	2.97%
Borrowed money	60,711	1,146	3.74%	52,534	852	3.22%
Total interest-bearing liabilities	277,362	3,680	2.63%	242,104	2,663	2.18%
Non-interest-bearing demand deposits	31,729			25,769
Other non-interest-bearing liabilities	484			8,496
Capital accounts	52,816			37,484
Total liabilities and capital accounts	$362,391			$313,853

Net interest income		$5,139			$4,364
Interest rate spread			2.42%			2.49%
Net interest-earning assets	$69,166			$56,050
Net interest margin			2.94%			2.90%
Average earning assets to average interest-bearing liabilities			124.94%			123.15%

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

	For the three months ended December 31, 2005 compared to the three months ended December 31, 2004
	Increase (decrease) due to
(Dollars in thousands)	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Investment securities	$273	$218	$491
Loans	60	450	510
Other interest-earning assets	23	2	25
TOTAL INTEREST-EARNING ASSETS	356	670	1,026

INTEREST-BEARING LIABILITIES:
Interest Expense:
NOW accounts	91	45	136
Savings accounts	44	23	67
Money Market accounts	139	(166)	(27)
Time deposits	96	208	304
Other borrowed money	79	42	121
TOTAL INTEREST-BEARING LIABILITIES	449	152	601

CHANGE IN NET INTEREST INCOME	$(93)	$518	$425

	For the six months ended December 31, 2005 compared to the six months ended December 31, 2004
	Increase(Decrease) Due to
(Dollars in thousands)	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Investment securities	$298	$444	$742
Loans	132	916	1,048
Other interest-earning assets	62	(60)	2
TOTAL INTEREST-EARNING ASSETS	492	1,300	1,792

INTEREST-BEARING LIABILITIES:
Interest Expense:
NOW accounts	190	90	280
Savings accounts	52	(12)	40
Money Market accounts	110	(211)	(101)
Time deposits	158	346	504
Other borrowed money	151	143	294
TOTAL INTEREST-BEARING LIABILITIES	661	356	1,017

CHANGE IN NET INTEREST INCOME	$(169)	$944	$775

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings.  The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank borrowings as of December 31, 2005 of $64.3 million with unused borrowing capacity of $84.2 million.  The Bank also had brokered CD’s as of December 31, 2005 of $1.6 million and the ability to originate additional brokered CD’s, up to our policy limit of 10% of total assets.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended December 31, 2005 and 2004, the Bank originated loans net of principal payments of approximately $12.5 million and $12.5 million, respectively.  Purchases of securities totaled $73.1 million and $73.2 million, for the six months ended December 31, 2005 and 2004, respectively.

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

Certificates of deposits totaled $115.4 million at December 31, 2005. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at December 31, 2005 and exceeded each of the applicable regulatory capital requirements at such date.  The table below presents the capital required and maintained at December 31, 2005.

	Required	Actual

Tier 1 Capital	4%	8.44%
Total Risk Based Capital	8%	16.29%
Tier 1 Risk Based Capital	4%	15.56%

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

For the six months ended December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3.  Defaults Upon Senior Securities – Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company convened its 2005 Annual Meeting of Stockholders on October 21, 2005.  At the meeting, the stockholders of the Company considered and voted on the following proposals:

Ballot No. 1.  The election of Robert G. Cocks, Jr., Maurice P. Beaulac and Mary E. Patenaude, each to serve as a director for a term of three years and until his or her successor has been elected and qualified.

The results of Ballot No. 1 were as follows:

	For	Withheld

Robert G. Cocks, Jr.	6,322,930	201,696

Maurice P. Beaulac	6,234,077	290,549

Mary E. Patenaude	6,320,030	204,596

Ballot No. 2.  The ratification of the 2005 PSB Holdings, Inc. Stock Based Incentive Plan

The results of Ballot No.  2 were as follows:

	For	Against	Abstain

Number of votes	5,025,152	608,383	1,614

Percentage of shares voting in person or by proxy	89.2%	10.8%	—

	For	Against	Abstain

Number of votes
(Minority Stockholders)	1,295,306	608,383	1,614

Percentage of shares of Minority Stockholders voting in person or by proxy	67.9%	31.9%	0.2%

Ballot No. 3.  The ratification of the appointment of Snyder& Haller, P.C. as the independent registered public accounting firm of the Company for the fiscal year ending June 30, 2006.

The results of Ballot No. 3 were as follows:

	For	Against	Abstain

Number of votes	6,233,981	280,100	10,545

Percentage of shares voting in person or by proxy	95.7%	4.3%	—

Item 5.    Other Information – Not applicable

Item 6.    Exhibits

Exhibits

31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date	February 13, 2005	/s/ Thomas A. Borner.
Thomas A. Borner
Chief Executive Officer

Date	February 13, 2005	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Vice President and Treasurer