Form 10QSB
period 2006-03-31
PSB Holdings, Inc.
filed 2006-05-12
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of March 31, 2006, there were 6,741,425 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PSB Holdings, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	March 31, 2006	June 30, 2005
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$7,132	$7,705
Federal funds sold and money market accounts	4,500	—
Available-for-sale securities, at fair value	214,175	153,405

Loans receivable, gross	185,039	166,365
Allowance for loan losses	(1,485)	(1,359)

Loans receivable, net	183,554	165,006

Premises and equipment, net	4,578	4,514
Accrued income receivable	2,054	1,571
Bank-owned life insurance	2,336	2,270
Core deposit intangible	1,423	—
Goodwill	6,913	—
Deposit for branch acquisitions	—	1,888
Other assets	3,084	1,276

TOTAL ASSETS	$429,749	$337,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$289,829	$218,123
Borrowed funds	86,991	63,734
Mortgagors’ escrow accounts	659	1,029
Other liabilities	2,338	1,729

Total Liabilities	379,817	284,615

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,741,425 shares outstanding at March 31, 2006 and 6,943,125 at June 30, 2005	694	694
Additional paid-in capital	30,446	30,446
Unearned ESOP shares	(2,472)	(2,472)
Unearned stock awards	(1,370)	—
Retained earnings	24,958	23,808
Treasury stock, at cost (72,419 shares at March 31, 2006 and no shares at June 30, 2005)	(771)	—
Accumulated other comprehensive income (loss)	(1,553)	544

Total Stockholders’ Equity	49,932	53,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,749	$337,635

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands except share data)
Interest income:
Interest on loans	$2,763	$2,243	$7,976	$6,408
Interest and dividends on investments and deposits	2,345	1,547	5,949	4,408

Total interest income	5,108	3,790	13,925	10,816

Interest expense:
Deposits and escrow	1,557	967	4,092	2,782
Borrowed funds	872	439	2,017	1,287

Total interest expense	2,429	1,406	6,109	4,069

Net interest income	2,679	2,384	7,816	6,747

Provision for loan losses	50	72	85	119

Net interest income after provision for loan losses	2,629	2,312	7,731	6,628

Noninterest income:
Fees for services	458	206	1,169	615
Net gain on sale of loans	46	35	98	76
Net commissions from brokerage service	24	29	95	22
Other income	53	34	166	132
Net investment security gains	117	38	237	58

Total noninterest income	698	342	1,765	903

Noninterest expense:
Compensation and benefits	1,356	1,063	3,871	3,080
Occupancy and equipment	379	235	976	633
Data processing	222	149	579	420
Advertising and marketing	80	62	204	183
Other noninterest expense	599	373	1,610	2,364

Total noninterest expense	2,636	1,882	7,240	6,680

Income before income tax expense	691	772	2,256	851

Income tax expense	160	219	571	152

NET INCOME	$531	$553	$1,685	$699

Earnings per common share
Basic	$0.08	$0.08	$0.24	N/A
Dilutive	$0.08	$0.08	$0.24	N/A

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$1,685	$699
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	85	120
Stock-based compensation expense	160	—
Amortization of core deposit intangible	129	—
Depreciation	433	286
Net amortization on available-for-sale securities	194	351
Amortization of premium on purchased loans	47	6
Contribution of common stock to charitable foundation	—	1,236
ESOP expense including tax effect of release	98	36
Net realized investment security gains	(237)	(58)
Originations of loans for resale	(9,595)	(8,845)
Proceeds from sale of loans	9,886	10,845
Gain on sale of loans	(98)	(77)
Accrued earnings on bank owned life insurance	(66)	(65)
Net change in:
Accrued income receivable	(483)	(205)
Deferred loan fees	(100)	7
Other assets	(469)	(465)
Other liabilities	323	121

Net cash provided by operating activities	1,992	3,992

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	11,624	40,113
Proceeds from maturities of available-for-sale securities	34,928	26,133
Purchase of available-for-sale securities	(110,715)	(93,352)
Purchase of loans	—	(9,240)
Loan originations net of principal payments	(18,540)	(15,203)
Net cash paid for acquisition	53,615	—
Purchase of premises and equipment	(347)	(687)

Net cash used by investing activities	(29,435)	(52,236)

Cash flows from financing activities
Change in savings and demand deposit accounts	(18,511)	15,003
Change in time deposit accounts	29,642	9,312
Proceeds from long term borrowings	24,200	20,575
Repayments of long term borrowings	(14,208)	(22,895)
Net change in short term borrowings	13,265	2,234
Change in mortgagors’ escrow account	(370)	(341)
Proceeds from common stock offering	—	30,897
Cost of common stock issuance	—	(1,095)
Acquisition of common stock by ESOP	—	(2,571)
Acquisition of treasury shares	(2,149)	—
Dividends paid	(499)	(309)

Net cash provided by financing activities	31,370	50,810

Increase(decrease) in cash and cash equivalents	3,927	2,566
Cash and cash equivalents at beginning of year	7,705	7,427

Cash and cash equivalents at end of period	$11,632	$9,993

Supplemental disclosures
Cash paid during the year for:
Interest	$5,973	$4,041
Income taxes	$552	$614

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

NOTE 3 – Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability measured at fair value. Additionally, SFAS 156 specifies that an entity must elect whether to measure servicing assets and liabilities in subsequent periods at fair value or amortize the asset or liability in proportion to and over the life of the servicing asset or liability. The statement is effective at the beginning of an entity’s fiscal year beginning after September 15, 2006. At this time, the Company does not expect that this statement will have a material effect on its financial statements.

NOTE 4 – Earnings Per Share

As presented, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used. Because the initial public offering of the Company was completed on October 4, 2004, per share earnings data were not meaningful for the nine months ended March 31, 2005 and therefore are not presented.

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2006 and March 31, 2005 and the nine months ended March 31, 2006:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Basic EPS computation:
Net income	$531,000	$553,000

Weighted average shares outstanding	6,815,653	6,943,125

Basic EPS	$0.08	$0.08

Diluted EPS computation:
Net income	$531,000	$553,000

Weighted average shares outstanding	6,815,653	6,943,125
Dilutive potential shares outstanding	133,743	0

	6,949,396	6,943,125

Diluted EPS	$0.08	$0.08

	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
Basic EPS computation:
Net income	$1,685,000

Weighted average shares outstanding	6,901,069

Basic EPS	$0.24	na

Diluted EPS computation:
Net income	$1,685,000

Weighted average shares outstanding	6,901,069
Dilutive potential shares outstanding	130,184

	7,031,253

Diluted EPS	$0.24	na

NOTE 5 – Acquisitions

On October 14, 2005, the Company completed its acquisition of three branches from People’s Bank, Bridgeport, Connecticut. The acquisition included $60.6 million in deposits, $233,000 in loans and $150,000 in fixed assets.

NOTE 6 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	March 31, 2006
	Amortized Cost Basis	Gross Unrealized		Estimated Market Value
		Gain	(Loss)
	(in thousands)
Debt securities:
US government and agency obligations:
Due within one year	$9,515	$—	$(118)	$9,397
From one through five years	31,614	—	(567)	31,047
From five through ten years	1,931	—	—	1,931

	43,060	—	(685)	42,375

State agency and municipal obligations:
From five through ten years	609	15	—	624
After ten years	8,514	389	—	8,903

	9,123	404	—	9,527

Corporate bonds and other obligations:
Due within one year	8,962	6	(43)	8,925
From one through five years	6,963	—	(91)	6,872
After ten years	8,042	288	(193)	8,137

	23,967	294	(327)	23,934

Mortgage-backed securities	111,732	105	(2,335)	109,502

Total debt securities	187,882	803	(3,347)	185,338

Marketable equity securities:
Preferred stock	24,200	—	—	24,200

	24,200	—	—	24,200

FHLB restricted stock	4,637	—	—	4,637

Total equity securities	28,837	—	—	28,837

Total available-for-sale securities	$216,719	$803	$(3,347)	$214,175

NOTE 6 – Investment Securities – (Continued)

	June 30, 2005
	Amortized Cost Basis	Gross Unrealized		Estimated Market Value
		Gain	(Loss)
	(in thousands)
Debt securities:
US government and agency obligations:
From one through five years	$25,564	$3	$(267)	$25,300

	25,564	3	(267)	25,300

State agency and municipal obligations:
From five through ten years	609	31	—	640
After ten years	8,512	554	—	9,066

	9,121	585	—	9,706

Corporate bonds and other obligations:
Due within one year	8,200	63	(11)	8,252
From one through five years	7,973	47	(89)	7,931
After ten years	8,040	534	(260)	8,314

	24,213	644	(360)	24,497

Mortgage-backed securities	65,866	380	(357)	65,889

Total debt securities	124,764	1,612	(984)	125,392

Marketable equity securities:
Common stock	386	202	—	588
Preferred stock	23,608	61	—	23,669

	23,994	263	—	24,257

FHLB restricted stock	3,756	—	—	3,756

Total equity securities	27,750	263	—	28,013

Total available-for-sale securities	$152,514	$1,875	$(984)	$153,405

There were $117,000 of gross gains and no gross losses realized on available-for-sale securities for the three months ended March 31, 2006, as compared to gross gains of $38,000 and no gross losses for the three months ended March 31, 2005. Gross gains of $247,000 and gross losses of $12,000 were realized on available-for-sale securities for the nine months ended March 31, 2006, as compared to gross gains of $58,000 and no gross losses for the nine months ended March 31, 2005.

NOTE 7 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three and nine months ended March 31, 2006, as compared to the year-ago periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Balance, beginning of period	$1,471	$1,350	$1,359	$1,285
Provision for loan losses	50	72	85	119
Charge offs	(38)	(5)	(61)	(5)
Recoveries	2	—	4	18
Transfer from reserve for off-balance sheet items	—	—	98	—

Balance, end of period	$1,485	$1,417	$1,485	$1,417

At March 31, 2006 and 2005, the Company had loans with balances of $69,030 (representing 3 loans) and $594,000 (representing 7 loans), respectively, on nonaccrual status. The loans were not considered impaired.

NOTE 8 – Goodwill and Other Intangibles

Goodwill and other intangibles include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005. The goodwill will be evaluated for impairment on an annual basis and the core deposit intangible will be amortized on an accelerated basis over a ten year period. The carrying amount of goodwill and core deposit intangible as of March 31, 2006 was $6.9 million and $1.4 million, respectively. The amortization expense related to the core deposit intangible was $70,569 for the three months ended March 31, 2006 and $129,377 for the nine months ended March 31, 2006.

	March 31, 2006
	Gross Carrying Amount	Accumulated Depreciation	Unamortized Intangible Assets
Intangible Assets:
Core Deposit Intangible	$1,552,521	$129,377	$1,423,144

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

Core Deposit Intangible
Three months ending June 30, 2006	$70,569
Year ending June 30, 2007	262,282
Year ending June 30, 2008	234,054
Year ending June 30, 2009	205,827
Year ending June 30, 2010	177,599
Year ending June 30, 2011	149,371
Year ending June 30, 2012	121,144
Year ending June 30, 2013	92,916
Year ending June 30, 2014	64,688
Year ending June 30, 2015	36,461
Year ending June 30, 2016	8,233

Total estimated amortization expense	$1,423,144

NOTE 9 – Comprehensive Income

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Net Income	$531	$553	$1,685	$699

Other comprehensive (loss):
Net unrealized holding (losses) on available-for-sale securities	(1,462)	(1,368)	(3,199)	(566)

Reclassification adjustment for gain recognized in net income	(117)	(39)	(236)	(58)

Other comprehensive (loss) before tax expense	(1,579)	(1,407)	(3,435)	(624)
Income tax expense (benefit) related to items of other comprehensive income (loss)	615	548	1,338	243
Other comprehensive income (loss) net of tax	(964)	(859)	(2,097)	(381)

Total comprehensive income (loss)	$(433)	$(306)	$(412)	$318

NOTE 10 – Stock-Based Incentive Plan

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

On November 7, 2005, the Company awarded 319,800 options to purchase the Company’s common stock and 129,281 shares of restricted stock. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($10.60) with a maximum term of ten years. Both stock option and restricted stock awards granted to date vest at 20% per year beginning on the first anniversary of the date of the grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company has elected to comply with the Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, beginning with the period ended December 31, 2005, prior to the mandatory compliance date for the Company of July 1, 2006. In accordance with Statement No.123 (R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense of $100,445 for the three months ended March 31, 2006 and $160,527 for the nine months ended March 31, 2006 in connection with the stock option and restricted stock awards.

The weighted-average fair value of stock options granted on November 7, 2005 using the Black-Scholes option pricing method was $2.00 per share. Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

Dividend yield:	1.89%
Expected volatility:	12.65%
Risk-free rate:	4.56%
Expected life in years:	6.5

NOTE 11 – Dividends

On March 16, 2006, the Board of Directors of the Company declared a cash dividend of $0.06 a share for stockholders of record as of April 5, 2006 and payable on April 19, 2006. The dividends declared totaling $188,452 were accrued and are included in other liabilities in the March 31, 2006 Consolidated Statements of Financial Condition. Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

NOTE 12 – Commitment to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition.

The contractual amounts of outstanding commitments were as follows:

	March 31, 2006	June 30, 2005
	(in thousands)
Commitments to extend credit:
Loan commitments	$4,595	$3,476
Unadvanced construction loans	4,678	4,220
Unadvanced lines of credit	13,113	12,301
Standby letters of credit	165	144

Outstanding commitments	$22,551	$20,141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 2006 and 2005, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2005 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 19, 2005.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses and goodwill.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change.

The analysis has two components: specific and general allocations. Specific allocations are made for loans for which collection is questionable and the loan is downgraded. Additionally, the size of the allocation is measured by determining an expected collection or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Goodwill. The Company’s goodwill (the amount paid in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at March 31, 2006 and June 30, 2005

Assets

Total assets of the Company were $429.7 million at March 31, 2006, an increase of $92.1 million, or 27.3%, from $337.6 million at June 30, 2005. Investments in available-for-sale securities increased $60.8 million, or 39.6%, to $214.2 million at March 31, 2006 compared to $153.4 million at June 30, 2005. Total loans outstanding increased $18.7 million, or 11.2%, to $185.0 million at March 31, 2006 from $166.3 million at June 30, 2005. This increase was due to an increase of $9.3 million, or 7.0%, in residential mortgage loans. Commercial loans increased $9.3 million, or 28.9%, from June 30, 2005 to March 31, 2006, which reflected the continued strong performance by the Company’s Business Banking Group.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at March 31, 2006 and June 30, 2005.

Past due and Nonperforming loans

The following table sets forth information regarding past due and non-accrual loans:

	March 31, 2006	June 30, 2005
	(Dollars in thousands)
Allowance for loan losses	$1,485	$1,359
Gross loans outstanding	185,039	166,365
Nonperforming loans	69	86
Allowance/gross loans outstanding	0.80%	0.82%
Allowance/nonperforming loans	2152%	1580%

Liabilities

Total liabilities increased $95.2 million, or 33.4%, to $379.8 million at March 31, 2006 from $284.6 million at June 30, 2005, primarily due to an increase in deposits of $71.7 million, or 32.9%, and an increase in other borrowed funds of $23.3 million, or 36.5%. The increases in deposits were primarily due to the recently completed branch acquisitions that resulted in $60.6 million in new deposits.

Stockholders’ Equity

Total stockholders’ equity decreased $3.1 million, or 5.8%, to $49.9 million at March 31, 2006 from $53.0 million at June 30, 2005. This was primarily due to the decrease in the accumulated other comprehensive income (loss) of $2.1 million, dividends of $527,000 and common stock repurchases as of March 31, 2006. These factors were partially offset by net income of $1.7 million. The unrealized loss in the available-for-sale securities was attributable solely to interest rate movements. Management does not consider the loss to be other than temporary.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net Income

Net income decreased $22,000, or 4.0%, to $531,000 for the three months ended March 31, 2006 from net income of $553,000 for the three months ended March 31, 2005. The decrease in net income resulted from an increase in noninterest expense which was partially offset by an improvement in net interest income and noninterest income.

Interest and Dividend Income

Interest and dividend income increased by $1.3 million, or 34.8%, to $5.1 million for the three months ended March 31, 2006 from $3.8 million for the three months ended March 31, 2005. The increase in interest and dividend income resulted primarily from an increase of $72.9 million, or 22.9%, in average interest-earning assets and an increase of 47 basis points in the average yield on our interest-earning assets between the periods. This increase was primarily due to the net cash from the recently completed branch acquisitions being deployed into loans and investments. The yield on total interest-earning assets increased to 5.31% for the three months ended March 31, 2006 from 4.84% for the three months ended March 31, 2005. Interest income on loans increased by $520,000, or

23.2%, to $2.8 million from $2.3 million. Interest and dividends on investments and deposits increased $798,000, or 51.6%, to $2.3 million for the three months ended March 31, 2006 from $1.5 million for the three months ended March 31, 2005.

Interest Expense

Interest expense increased by $1.0 million, or 72.8%, to $2.4 million for three months ended March 31, 2006 from $1.4 million for the three months ended March 31, 2005. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $72.1 million, or 28.5%, from period to period and an increase of 77 basis points in the average cost of our interest-bearing liabilities to 3.03% for the three months ended March 31, 2006 from 2.26% for the three months ended March 31, 2005. This increase was primarily due to an increase of $46.5 million in average interest-bearing deposits and an increase of $25.6 million in average other borrowed money from March 31, 2005 to March 31, 2006.

Net Interest Income

Net interest income increased $295,000, or 12.4%, to $2.7 million for the three months ended March 31, 2006 from $2.4 million for three months ended March 31, 2005. The primary reason for the improvement in our net interest and dividend income was the $72.9 million increase in our average interest-earning assets which was partially offset by a decrease in the net interest margin to 2.78% for the three months ended March 31, 2006 from 3.04% for the three months ended March 31, 2005.

Provision for Loan Losses

The provision for loan losses decreased by $22,000, or 30.6%, to $50,000 for the three months ended March 31, 2006 from $72,000 for the three months ended March 31, 2005.

Noninterest Income

Noninterest income increased $356,000, or 104.1%, to $698,000 for the three months ended March 31, 2006 from $342,000 for the three months ended March 31, 2005. The increase in noninterest income resulted primarily from an increase in service fee income of $252,000 and an increase of $79,000 in net gains on sales of securities.

Noninterest Expense

Noninterest expense increased by $754,000 or 40.1%, to $2.6 million for the three months ended March 31, 2006 from $1.9 million for the three months ended March 31, 2005. The increase in noninterest expense was primarily due to an increase in compensation and benefits, occupancy and equipment expense and other noninterest expenses. Compensation and benefits expense increased by $293,000, or 27.6%, to $1.4 million for the three months ended March 31, 2006 from $1.1 million for the three months ended March 31, 2005. The primary reasons for the increase were the compensation and benefits expense associated with the acquisition of the three new branches, in addition to increased staffing and higher medical insurance premiums. The current quarter included $60,000 in employee stock-based compensation expense as compared to none for the three months ended March 31, 2005. Occupancy and equipment expense increased by $144,000, or 61.3%, to $379,000 for the three months ended March 31, 2006 from $235,000 for the three months ended March 31, 2005 primarily due to increased depreciation expense and rental expense for the three new branches. Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses increased by $317,000, or 54.3%, to $901,000 for the three months ended March 31, 2006 from $584,000 for the three months ended March 31, 2005. This was primarily due to increases in data processing fees and other miscellaneous expenses and higher professional fees related to being a public company.

Provision for Income Taxes

The income tax expense decreased by $59,000, or 26.9%, to $160,000 for the three months ended March 31, 2006 as compared to $219,000 for the three months ended March 31, 2005. Our effective tax rate was 23.2% for the three months ended March 31, 2006, compared to 28.4% for the three months ended March 31, 2005. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Comparison of Operating Results for the Nine Months Ended March 31, 2006 and 2005

Net Income

Net income increased $986,000, or 141.1%, to $1.7 million for the nine months ended March 31, 2006 from $699,000 for the nine months ended March 31, 2005. The nine months ended March 31, 2005 included a one-time expense of $1.2 million to establish and fund the new Putnam Savings Foundation. Excluding the expense for the charitable foundation, net income would have been $1.5 million for the nine months ended March 31, 2005 and the increase in net income for the nine months ended March 31, 2006 would have been $171,000, or 11.3%. In addition, the increase in net income resulted from an improvement in net interest income and noninterest income, which was partially offset by an increase in noninterest expense, excluding the new foundation.

Interest and Dividend Income

Interest and dividend income increased by $3.1 million, or 28.7%, to $13.9 million for the nine months ended March 31, 2006 from $10.8 million for the nine months ended March 31, 2005. The increase in interest and dividend income resulted primarily from an increase of $56.4 million, or 18.6%, in average interest-earning assets and an increase of 41 basis points in the average yield on our interest-earning assets between the periods. This increase was primarily due to the net proceeds of the stock offering being deployed into loans and investments in addition to the pre-investment of a portion of the deposits that were acquired in the branch acquisition that closed in October 2005. The yield increased to 5.16% for the nine months ended March 31, 2006 from 4.75% for the nine months ended March 31, 2005. Interest income on loans increased by $1.6 million, or 24.5%, to $8.0 million from $6.4 million. Interest and dividends on investments and deposits increased $1.5 million, or 35.0%, to $5.9 million for the nine months ended March 31, 2006 from $4.4 million for the nine months ended March 31, 2005.

Interest Expense

Interest expense increased by $2.0 million, or 50.1%, to $6.1 million for nine months ended March 31, 2006 from $4.1 million for the nine months ended March 31, 2005. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $47.4 million, or 19.3% from period to period and an increase of 57 basis points in the average cost of our interest-bearing liabilities to 2.78% for the nine months ended March 31, 2006 from 2.21% for the nine months ended March 31, 2005. The increase in average interest-bearing liabilities was primarily due to an increase of $33.5 million in average interest-bearing deposits and an increase of $13.9 million in average other borrowed money from March 31, 2005 to March 31, 2006.

Net Interest and Dividend Income

Net interest and dividend income increased $1.1 million, or 15.8%, to $7.8 million for the nine months ended March 31, 2006 from $6.7 million for nine months ended March 31, 2005. The primary reason for the improvement in our net interest and dividend income was the $9.0 million increase in our net average interest-earning assets to $66.4 million for the nine months ended March 31, 2006 from $57.4 million for the nine months ended March 31, 2005. The net interest margin decreased to 2.90% for the nine months ended March 31, 2006 from 2.97% for the nine months ended March 31, 2005.

Provision for Loan Losses

The provision for loan losses decreased by $34,000, or 28.6%, to $85,000 for the nine months ended March 31, 2006 from $119,000 for the nine months ended March 31, 2005.

Noninterest Income

Noninterest income increased $862,000, or 95.5%, to $1.8 million for the nine months ended March 31, 2006 from $903,000 for the nine months ended March 31, 2005. The increase in noninterest income resulted primarily from an increase in service fee income of $554,000, net investment securities gains of $179,000 and an increase of $73,000 in commissions from brokerage services.

Noninterest Expense

Noninterest expense increased by $560,000, or 8.4%, to $7.2 million for the nine months ended March 31, 2006 from $6.7 million for the nine months ended March 31, 2005. The increase in noninterest expense resulted primarily from a one-time expense of $1.2 million to establish and fund the new Putnam Savings Foundation during the nine months ended March 31, 2005. Excluding the expense for the charitable foundation, noninterest expense would have increased by $1.8 million, or 33.0%, for the nine months ended March 31, 2006. This was primarily due to an increase in compensation and benefits, occupancy and equipment expense and other noninterest expenses. Compensation and benefits expense increased by $791,000, or 25.7%, to $3.9 million for the nine months ended March 31, 2006 from $3.1 million for the nine months ended March 31, 2005. The primary reasons for the increase were the compensation and benefits expense associated with the acquisition of the three new branches, in addition to increased staffing and higher medical insurance premiums. The current nine month period included $96,000 in employee stock-based compensation expense and $98,000 in ESOP contribution expense as compared to no Stock Award compensation expense and $71,000 in ESOP contribution expense for the nine months ended March 31, 2005. Occupancy and equipment expense increased by $343,000, or 54.2%, to $976,000 for the nine months ended March 31, 2006 from $633,000 for the nine months ended March 31, 2005 primarily due to increased depreciation expense and rental expense for the three new branches. Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses decreased by $574,000, or 19.3%, to $2.4 million for the nine months ended March 31, 2006 from $3.0 million for the nine months ended March 31, 2005. This decrease was primarily due to the one-time expense of $1.2 million for the new charitable foundation during the nine month period ended March 31, 2005. This was partially offset by increases in data processing fees and other miscellaneous expenses and higher professional fees related to being a public company.

Provision for Income Taxes

The income tax expense increased by $419,000 to $571,000 for the nine months ended March 31, 2006 from $152,000 for the nine months ended March 31, 2005. Our effective tax rate was 25.3% for the nine months ended March 31, 2006 as compared to 17.9% for the nine months ended March 31, 2005. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the three months ended March 31,
	2006			2005
	(Dollars in thousands)
Interest-earning assets:	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Investment securities	$206,831	$2,331	4.57%	$158,273	$1,517	3.89%
Loans	182,446	2,763	6.14%	154,123	2,243	5.90%
Other earning assets	1,159	14	4.90%	5,164	30	2.36%

Total interest-earnings assets	390,436	5,108	5.31%	317,560	3,790	4.84%
Non-interest-earning assets	24,817			12,046

Total assets	$415,253			$329,606

Interest-bearing liabilities:
NOW accounts	$31,509	135	1.74%	$23,058	78	1.38%
Savings accounts	54,462	144	1.07%	43,833	70	0.65%
Money market accounts	29,603	144	1.97%	39,386	166	1.71%
Time deposits	128,514	1,134	3.58%	91,312	653	2.90%
Borrowed money	80,879	872	4.37%	55,262	439	3.22%

Total interest-bearing liabilities	324,967	2,429	3.03%	252,851	1,406	2.26%
Non-interest-bearing demand deposits	38,092			23,874
Other non-interest-bearing liabilities	835			390
Capital accounts	51,359			52,491

Total liabilities and capital accounts	$415,253			$329,606

Net interest income		$2,679			$2,384
Interest rate spread			2.27%			2.58%
Net interest-earning assets	$65,470			$64,709

Net interest margin			2.78%			3.04%
Average earning assets to average interest-bearing liabilities			120.15%			125.59%

	For the nine months ended March 31,
	2006			2005
	(Dollars in thousands)
Interest-earning assets:	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Investment securities	$181,086	$5,877	4.32%	$150,428	$4,322	3.83%
Loans	175,744	7,976	6.05%	146,014	6,408	5.85%
Other earning assets	2,599	72	3.69%	6,622	86	1.73%

Total interest-earnings assets	359,429	13,925	5.16%	303,064	10,816	4.75%
Non-interest-earning assets	20,326			15,964

Total assets	$379,755			$319,028

Interest-bearing liabilities:
NOW accounts	$33,182	433	1.74%	$14,989	96	0.85%
Savings accounts	50,145	355	0.94%	47,482	241	0.68%
Money market accounts	30,084	423	1.87%	44,053	546	1.65%
Time deposits	112,253	2,881	3.42%	85,681	1,894	2.94%
Borrowed money	67,335	2,018	3.99%	53,430	1,292	3.22%

Total interest-bearing liabilities	292,999	6,109	2.78%	245,635	4,069	2.21%
Non-interest-bearing demand deposits	33,818			25,147
Other non-interest-bearing liabilities	600			5,833
Capital accounts	52,338			42,413

Total liabilities and capital accounts	$379,755			$319,028

Net interest income		$7,816			$6,747
Interest rate spread			2.38%			2.55%
Net interest-earning assets	$66,430			$57,429

Net interest margin			2.90%			2.97%
Average earning assets to average interest-bearing liabilities			122.67%			123.38%

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

(Dollars in thousands)	For the three months ended March 31, 2006 compared to the three months ended March 31, 2005
	Increase (decrease) due to		Net
	Rate	Volume
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Investment securities	$297	$517	$814
Loans	94	426	520
Other interest-earning assets	101	(117)	(16)

TOTAL INTEREST-EARNING ASSETS	492	826	1,318

INTEREST-BEARING LIABILITIES:
Interest Expense:
NOW accounts	24	33	57
Savings accounts	53	20	73
Money Market accounts	120	(142)	(22)
Time deposits	175	306	481
Other borrowed money	189	245	434

TOTAL INTEREST-BEARING LIABILITIES	561	462	1,023

CHANGE IN NET INTEREST INCOME	$(69)	$364	$295

(Dollars in thousands)	For the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005
	Increase(Decrease) Due to		Net
	Rate	Volume
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Investment securities	$605	$951	$1,556
Loans	225	1,343	1,568
Other interest-earning assets	82	(96)	(14)

TOTAL INTEREST-EARNING ASSETS	912	2,198	3,110

INTEREST-BEARING LIABILITIES:
Interest Expense:
NOW accounts	156	182	338
Savings accounts	99	14	113
Money Market accounts	101	(224)	(123)
Time deposits	337	650	987
Other borrowed money	347	379	726

TOTAL INTEREST-BEARING LIABILITIES	1,040	1,001	2,041

CHANGE IN NET INTEREST INCOME	$(128)	$1,197	$1,069

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of March 31, 2006 of $86.1 million with unused borrowing capacity of $72.6 million. The Bank also had brokered CD’s as of March 31, 2006 of $11.4 million and the ability to originate additional brokered CD’s, up to our policy limit of 10% of total assets.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the nine months ended March 31, 2006 and 2005, the Bank originated loans net of principal payments of approximately $18.5 million and $15.2 million, respectively. Purchases of securities totaled $110.7 million and $93.4 million, for the nine months ended March 31, 2006 and 2005, respectively.

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

Certificates of deposits totaled $127.5 million at March 31, 2006. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at March 31, 2006 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at March 31, 2006.

	Required	Actual
Tier 1 Capital	4%	7.94%
Total Risk Based Capital	8%	15.52%
Tier 1 Risk Based Capital	4%	14.86%

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

For the nine months ended March 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Part II. – OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 through January 31, 2006	138,190	$10.66	138,190	198,438
February 1 through February 28, 2006	52,028	$10.66	52,028	146,410
March 1 through March 31, 2006	1,110	$10.62	1,110	145,300

(1)	On December 12, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its issued and outstanding shares, or up to 347,000 shares.

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

PSB HOLDINGS, INC.
(Registrant)

Date May 12, 2006	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date May 12, 2006	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Vice President and Treasurer