Form 10KSB
period 2006-06-30
PSB Holdings, Inc.
filed 2006-09-15
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

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

The Registrant’s revenues for the fiscal year ended June 30, 2006 were $21.9 million.

As of August 31, 2006, there were 6,943,125 shares issued and 6,804,628 outstanding of the Registrant’s Common Stock, including 3,729,846 shares owned by Putnam Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of August 31, 2006 was $25.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format:  ☐  YES    ☒  NO

PSB HOLDINGS, INC.

FORM 10-KSB

i

PART I

ITEM 1.	Description of Business

Forward Looking Statements

This Annual Report on Form 10-KSB contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

PSB Holdings, Inc.

PSB Holdings, Inc. is the federally chartered stock holding company of Putnam Savings Bank, and owns 100% of the common stock of Putnam Savings Bank. PSB Holdings, Inc. also owns investment securities valued at $7.7 million as of June 30, 2006. We have not engaged in any significant business activity other than owning the common stock of Putnam Savings Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501. 53.7% of the outstanding stock of PSB Holdings, Inc. is owned by Putnam Bancorp, MHC.

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

Putnam Bancorp, MHC is headquartered at 40 Main Street in Putnam, Connecticut and its telephone number at that address is (860) 928-6501.

Putnam Savings Bank

Putnam Savings Bank was originally founded in 1862 as a state-chartered mutual savings bank. In October 2004, the Bank converted to a federally chartered stock savings bank in connection with the offering of common stock by PSB Holdings, Inc. The Bank is headquartered at 40 Main Street in Putnam, Connecticut and conducts substantially all of its business from six full-service banking offices and one loan origination center. In addition, the Bank maintains a “Special Needs Limited Branch” and a “Limited Service (Mobile) Branch.” The telephone number at the Bank’s main office is (860) 928-6501.

General

Our principal business consists of attracting deposits from the general public in the areas surrounding Windham County and New London County, Connecticut and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans and consumer loans, and in investment securities. Our revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2005, based on the FDIC’s annual Summary of Deposits Report (the most current data available), our market share of deposits represented 16.5% of deposits in Windham County. The FDIC data does not include our most recent branch opening in August 2006 in Putnam.

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

Market Area

We operate in a primarily rural market area that has a stable population and household base. We currently operate out of seven offices, of which the most recent branch opened in August of 2006 in Putnam. All of our offices are located in Windham County and New London County, Connecticut. According to a recent census report, during the past six years, the population of Windham and New London Counties increased by 1.0% and 0.8% annually while the population of the United States increased by 1.3% on an annual basis. During the same period, the number of households in Windham and New London Counties increased 1.2% and 1.0% on an annual basis, compared to the United States increase of 1.3% annually. In 2006, per capita income for Windham County was $25,735, and the median household income was $54,130. In the same year, per capita income for New London County was $30,842, and the median household income was $61,758. These compare to per capita income for the State of Connecticut and the United States of $36,661 and $27,084, respectively, and median household income of $66,018 and $51,546, respectively.

Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east). New London County is to the south of Windham County, located in the Southeastern corner of Connecticut. Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts. Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and manufacturing. These three sectors comprise approximately 70% of the employment base in Windham County. The same three sectors comprise a lesser 56% of the employment base in New London County, however, approximately 30% of the employment base is employed by the government sector. Windham County’s June 2006 unemployment rate of 5.2% was higher than the New London County unemployment rate of 4.2%, higher than the comparable Connecticut unemployment rate of 4.4% and higher than the national unemployment rate of 4.6%. Consistent with the national and Connecticut unemployment trends, Windham County and New London County’s June 2006 unemployment rates of 5.2% and 4.2% were lower than their June 2005 unemployment rates of 5.7% and 4.9%. Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations. Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland and the Rhode Island and Massachusetts communities adjacent to Windham County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real estate. We retain most of the loans that we originate. However, we generally sell long-term fixed rate loans in the secondary market. When we sell loans, we generally retain the servicing rights for such loans. One- to four-family residential real estate mortgage loans represented

$147.7 million, or 71.5%, of our loan portfolio at June 30, 2006. We also offer commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans (primarily secured by single-family properties) and consumer loans. At June 30, 2006, commercial real estate loans totaled $48.2 million, or 23.3% of our loan portfolio, commercial loans totaled $5.7 million, or 2.8% of our loan portfolio, construction mortgage loans totaled $3.6 million, or 1.7% of our loan portfolio and consumer loans, consisting primarily of auto loans and secured personal loans, totaled $1.4 million, or 0.7% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at June 30,

	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
Residential (1)	$147,706	71.50%	$127,520	74.75%
Commercial real estate	48,210	23.34	32,685	19.16
Residential construction	3,551	1.72	4,778	2.80
Commercial	5,693	2.76	4,561	2.67
Consumer and other	1,410	0.68	1,044	0.62

Total loans	206,570	100.00%	170,588	100.00%

Unadvanced construction loans	(5,486)		(4,220)

	201,084		166,368
Net deferred loan costs (fees)	35		(3)
Allowance for loan losses	(1,582)		(1,359)

Loans, net	$199,537		$165,006

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential (1)		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other Loans		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2007	$38,457	5.96%	$18,999	9.47%	$1,991	6.00%	$8,200	9.35%	$819	6.54%	$68,466	7.35%
2008	24,334	5.36%	3,548	6.93%	—	—	730	6.54%	241	7.99%	28,853	5.60%
2009	18,270	5.54%	5,461	7.48%	—	—	539	6.60%	217	7.70%	24,487	6.02%
2010 to 2011	29,414	5.61%	9,349	7.42%	—	—	296	7.05%	127	8.24%	39,186	6.06%
2012 to 2016	26,431	5.82%	1,620	7.18%	—	—	141	5.50%	7	6.54%	28,199	5.90%
2017 and beyond	11,893	6.05%	—	—	—	—	—	—	—	—	11,893	6.05%

Total	$148,799	5.72%	$38,977	8.37%	$1,991	6.00%	$9,906	8.87%	$1,411	7.12%	$201,084	6.41%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2006 that are contractually due after June 30, 2007.

	Due After June 30, 2007
	Fixed	Adjustable	Total
	(In thousands)
Mortgage Loans:
Residential (1)	$77,662	$32,680	$110,342
Commercial real estate	18,925	1,053	19,978
Commercial	1,706	—	1,706
Consumer and other	592	—	592

Total	$98,885	$33,733	$132,618

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

The total amount of loans due after June 30, 2006 that have fixed interest rates is $126.9 million, and the total amount of loans due after that date that have floating or adjustable interest rates is $74.1 million.

Residential Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Windham County and New London County. At June 30, 2006, $147.7 million, or 71.5% of our loan portfolio, consisted of one- to four-family residential mortgage loans. Included within these one- to four-family loans at June 30, 2006 were $8.5 million of home equity loans and $10.6 million of home equity lines of credit. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate mortgage loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential mortgage loans are underwritten according to Fannie Mae policies and procedures. Fixed rate residential mortgage loans with terms of more than 15 years are generally sold in the secondary market, while bi-weekly mortgages are generally retained in our portfolio. Bi-weekly mortgages are loans that require payments be made every two weeks. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $28.2 million of fixed rate one- to four-family residential loans during the year ended June 30, 2006, of which $6.7 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $30.7 million of adjustable rate one- to four-family residential loans during the year ended June 30, 2006, of which $7.0 million was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2006, $56.3 million, or 37.3%, of our one- to four-family residential loans had adjustable rates of interest.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2006, our largest residential mortgage loan had a principal balance of $700,000 and was secured by a residence located in our primary market area. This loan was performing in accordance with its repayment terms.

We also offer home equity loans and home equity of lines of credit, both of which are secured by owner-occupied one- to four-family residences. At June 30, 2006, home equity loans and equity lines of credit totaled $19.1 million, or 13.0% of our residential mortgage loans and 9.5% of total loans. Additionally, at June 30, 2006, the unadvanced amounts of home equity lines of credit totaled $9.5 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 14.25%.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans that are generally secured by five or more unit apartment buildings, construction loans and loans on properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. We also offer real estate development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one- to four-family residential properties. At June 30, 2006, commercial mortgage loans totaled $48.2 million, which amounted to 23.3% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which may be increased on an exception basis, and which at June 30, 2006 was $2.5 million. Our commercial real estate loans may be made with terms of up to five years with 20 year amortization schedules and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2006 was a performing $2.3 million loan secured by property located in our primary market area.

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

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2006, construction mortgage loans totaled $3.6 million, or 1.7%, of total loans. At June 30, 2006, the unadvanced portion of these construction loans totaled $1.6 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the construction loan converts to a permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2006, our largest outstanding residential construction mortgage loan commitment was for $512,000, $388,000 of which was outstanding. This loan was performing according to its terms at June 30, 2006. Construction loans to individuals are generally made on the same terms as our one- to four-family mortgage loans.

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

Commercial Loans. At June 30, 2006, we had $5.7 million in commercial loans which amounted to 2.8% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which may be increased on an exception basis, which at June 30, 2006 was $2.5 million. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2006, our largest commercial loan was a $800,000 loan secured by business assets located in our primary market area. This loan was performing according to its terms at June 30, 2006.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Savings Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $1.4 million, or 0.7% of our total loan portfolio, at June 30, 2006.

The following table shows loan origination, sale and principal repayment activity during the periods indicated.

	Years Ended June 30,
	2006	2005
	(In thousands)
Total loans at beginning of period	$166,365	$135,240
Loans originated:
Residential (1)	58,879	56,642
Commercial real estate	31,545	17,433
Residential construction	5,528	7,720
Commercial	6,542	6,264
Consumer and other	1,596	1,133

Total loans originated	104,090	89,192
Loans purchased	—	9,240
Deduct:
Principal repayments	55,617	55,443
Loan sales	13,690	11,859
Other repayments	29	5

Net loan activity	34,754	31,125

Total loans at end of period	$201,119	$166,365

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Origination, Purchase, Sale and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our six branch offices and one loan origination center. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

Generally, we retain in our portfolio all bi-weekly loans and other loans that we originate, with the exception of longer-term, fixed rate one- to four-family mortgage loans. The one- to four-family loans that we currently originate for sale include mortgage loans which conform to the underwriting standards specified by Fannie Mae. We also sell all mortgage loans insured by CHFA, FHA, VA and Rural Development loans. Generally, all one- to four-family loans that we sell are sold pursuant to master commitments negotiated with Fannie Mae. We sell our loans without recourse. We generally retain the servicing rights on the mortgage loans sold to Fannie Mae, but generally sell all CHFA, VA, FHA and Rural Development loans on a servicing-released basis.

At June 30, 2006, Putnam Savings Bank was servicing loans sold in the amount of $26.0 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2006, we originated $58.9 million of fixed rate and adjustable rate one-to four-family loans, of which $45.2 million were retained by us. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of Putnam Savings Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial loans up to amounts established for each lending officer. Loans in amounts above the individual authorized limits require the approval of Putnam Savings Bank’s Credit Committee. The Credit Committee is authorized to approve the following types of loans in amounts up to $500,000: all one- to four family mortgage loans, commercial real estate loans, commercial loans and secured consumer loans. All loans of $500,000 or greater must receive the approval of Putnam Savings Bank’s Board of Directors.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At June 30, 2006, our regulatory limit on loans to one borrower was $6.5 million. At that date, the largest aggregate amount loaned by Putnam Savings Bank to one borrower was $2.3 million. The loans comprising this lending relationship were performing in accordance with their terms as of June 30, 2006.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates). A loan classified in the table below as “non-accrual” does not necessarily mean that such loan is or has been delinquent. Once a loan is more than 90 days delinquent or the borrower or collateral securing the loan experiences an event that makes collectibility suspect, the loan is placed on “non-accrual” status. Our policies require six months of continuous payments in order for the loan to be removed from non-accrual status.

	At June 30,
	2006		2005
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans (1)	$63		$86
Commercial real estate	1,313		—
Residential construction	—		—
Commercial	—		—
Consumer and other	—		—

Total	1,376	(2)	86

Accruing loans past due 90 days and under:
Residential mortgage loans (1)	—		—
Commercial real estate	—		—
Residential construction	—		—
Commercial	—		—
Consumer and other	—		—

Total	—		—

Accruing loans past due over 90 days:
Residential mortgage loans (1)	—		—
Commercial real estate	75		—
Residential construction	—		—
Commercial	—		—
Consumer and other	—		—

Total	75		—

Total non-performing loans	1,451		86

Real estate owned	—		—
Other non-performing assets	—		—

Total non-performing assets	1,451		86
Troubled debt restructurings	—		—

Troubled debt restructures and total non-performing assets	$1,451		$86

Total non-performing loans to total loans	0.70%		0.05%
Total non-performing loans to total assets	0.31		0.03
Total non-performing assets and troubled debt restructurings to total assets	0.31		0.03

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)	The gross interest income that would have been reported if the loans had performed in accordance with their original terms was $122,046. Actual income recognized in income was $77,098.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2006
Residential (1)	3	$133	—	$—	3	$133
Commercial real estate	1	633	2	755	3	1,388
Residential construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—

Total	4	$766	2	$755	6	$1,521

At June 30, 2005
Residential (1)	1	$13	—	$—	1	$13
Commercial real estate	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1	$195	—	—	1	195
Consumer and other	—	—	—	—	—	—

Total	2	$208	—	$—	2	$208

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Classified Assets. Office of Thrift Supervision regulations provide that loans and other assets considered to be of lesser quality be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable”. Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

On the basis of management’s review of its assets, at June 30, 2006 we had classified $1.7 million of our assets as substandard. Of these loans, $1.5 million were considered non-performing and included in the table of Non-Performing Assets. Specific reserves allocated to these loans as of June 30, 2006 totaled $84,000. At June 30, 2006, none of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent or is otherwise identified as a problem, we may establish a specific loan loss allowance based on a review of among other things, delinquency status, size of loans, type and market value of collateral and financial condition, of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of June 30, 2006 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews our allowance for loan losses. This agency may require that we recognize additions to the allowance based on its judgment of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$1,359	$1,285
Provision for loan losses	200	135
Charge offs:
Residential (1)	—	—
Commercial real estate	(10)	—
Residential construction	—	—
Commercial	—	—
Consumer and other	(72)	(5)

Total charge-offs	(82)	(5)

Recoveries:
Residential (1)	—	—
Commercial real estate	—	26
Residential construction	—	—
Commercial	—	4
Consumer and other	7	12

Total recoveries	7	42

Net (charge-offs) recoveries	(75)	37
Transfer to allowance for off-balance sheet items	98	(98)

Allowance at end of period	$1,582	$1,359

Ratios:
Allowance for loan losses to non-performing loans at end of period	109.03%	1,580.23%
Allowance for loan losses to total loans outstanding at the end of the period	0.79%	0.82%
Net charge-offs to average loans outstanding	0.04%	—

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

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

	At June 30,
	2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgages (1)	$570	36.03%	73.23%	$491	36.13%	77.56%
Commercial loans (2)	978	61.82	26.09	722	53.12	21.83
Consumer loans	29	1.83	0.68	16	1.18	0.61
Unallocated	5	0.32		130	9.57

Total allowance for loan losses	$1,582	100.00%	100.00%	$1,359	100.00%	100.00%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and C & I loans.

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

Investment Activities

Putnam Savings Bank’s Executive Committee is responsible for implementing Putnam Savings Bank’s Investment Policy. The Investment Policy is reviewed annually and any changes to the policy are recommended to, and subject to, the approval of our Board of Directors. The Executive Committee is comprised of our Chairman, President, Treasurer and one rotating director. Authority to make investments under the approved Investment Policy guidelines is delegated by the Executive Committee to appropriate officers. While general investment strategies are developed and authorized by the Investment Committee, the execution of specific actions rests with the Chief Executive Officer, President or Treasurer who may act jointly or severally as Putnam Savings Bank’s Investment Officer. The Investment Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Investment Officer is authorized to execute investment transactions (purchases and sales) up to $5 million per transaction without the prior approval of the Executive Committee and within the scope of the established investment policy. Each transaction in excess of established limits must receive prior approval of the Executive Committee.

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

U.S. Government and Agency Obligations. At June 30, 2006, the Company’s U.S. Government and Agency securities portfolio totaled $42.9 million, or 17.2% of total investments, all of which were classified as available-for-sale. There were no structured notes in the portfolio. While U.S. Government and Agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

State Agency and Municipal Obligations. These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our investment policy requires that such state agency or municipal obligations be rated “A-” or better by a nationally recognized rating agency. If the debt obligation rating goes below “A-” then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment. At June 30, 2006, the Company’s state agency and municipal obligations portfolio totaled $9.1 million, or 3.7% of total investments, all of which was classified as available-for-sale.

Corporate Bonds. At June 30, 2006, the Company’s corporate bond portfolio totaled $24.7 million, or 9.9% of total investments, all of which was classified as available-for-sale. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated “A-” by a nationally recognized rating agency. If the bond rating goes below “A-” then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment.

Mortgage-Backed Securities. The Company purchases mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae. The Company also invests in collateralized mortgage obligations (CMOs), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae, or private issuers such as Washington Mutual and Countrywide Home Loans.

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

CMOs are a type of debt security issued by a special purpose entity that aggregates pools of mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest, with each class, or “tranche”, possessing different risk characteristics. A particular tranche of CMOs may, therefore, carry prepayment risk that differs from that of both the underlying collateral and other tranches. CMO tranches are purchased by the Company in an attempt to moderate reinvestment risk associated with mortgage-backed securities resulting from unexpected prepayment activities.

At June 30, 2006, mortgage-backed securities totaled $113.8 million, or 45.7% of total investments, all of which were classified as available-for-sale. At June 30, 2006, 57.7% of the mortgage-backed securities were backed by adjustable rate loans and 42.3% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 4.97% at June 30, 2006. The estimated fair value of our mortgage-backed securities at June 30, 2006 was $110.5 million, which is less than the amortized cost of $113.8 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Marketable Equity Securities. We currently maintain a diversified equity securities portfolio. At June 30, 2006, our equity securities portfolio totaled $58.6 million, or 23.5% of total assets, all of which were classified as available for sale. At June 30, 2006, the portfolio primarily consisted of $6.4 million of Federal Home Loan Bank stock and $52.2 million of auction rate preferred stock. Auction rate preferred stock is a floating rate preferred stock, on which the dividend rate generally resets every 49 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. At June 30, 2006, our investments in preferred stock consisted of investments in twelve corporate issuers, and the maximum investment in any single issuer was $8.0 million. The industries represented by our preferred stock investments included government agency, technology, financial and investment banking. We generally require that the maximum equity investment in any one corporation shall not exceed $8 million.

Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

Investment Securities Portfolio. The following table sets forth the carrying values of our investment securities portfolio at the dates indicated.

	At June 30,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities
U.S. Government and agency obligations	$42,886	$42,038	$25,564	$25,300
State agency and municipal obligations	9,124	9,413	9,121	9,706
Corporate bonds and other obligations	24,730	24,581	24,213	24,497
Mortgage-backed securities	113,808	110,500	65,866	65,889

Total debt securities	190,548	186,532	124,764	125,392

Marketable equity securities:
Common stock	—	—	386	588
Federal Home Bank stock	6,377	6,377	3,756	3,756
Preferred stock	52,198	52,198	23,608	23,669
Total equity securities	58,575	58,575	27,750	28,013

Total available-for-sale securities	$249,123	$245,107	$152,514	$153,405

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2006, mortgage-backed securities with adjustable rates totaled $65.6 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt Securities
U.S. Government and agency obligations	$13,845	3.37%	$26,391	4.08%	$1,802	5.27%	$—		$42,038	3.90%
State agency and municipal obligations	—		—		619	4.37%	8,794	4.92%	9,413	4.88%
Corporate bonds and other obligations	6,752	4.51%	9,760	5.15%	—		8,069	6.11%	24,581	5.29%
Mortgage-backed securities	—		3,827	3.76%	12,293	4.50%	94,380	5.08%	110,500	4.97%

Total debt securities	20,597		39,978		14,714		111,243		186,532	4.76%

Marketable equity securities:
Preferred stock									52,198	4.38%
FHLB Restricted Stock									6,377	5.25%

Total equity securities									58,575	4.48%

Total investment securities	$20,597		$39,978		$14,714		$111,243		$245,107	4.70%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of Boston and brokered certificates of deposit may be used to compensate for reductions in deposits and to fund loan growth.

Deposits. A majority of our depositors are persons who work or reside in Windham County and New London County, Connecticut. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, negotiable order of withdrawal (NOW) accounts and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2006, $144.8 million, or 48.8%, of our deposit accounts were certificates of deposit, of which $114.6 million had maturities of one year or less.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At June 30,
	2006			2005
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits	$46,494	15.66%	—%	$25,976	11.91%	—%
NOW accounts	27,143	9.14	1.42	36,100	16.55	1.59
Regular savings	55,054	18.54	0.74	43,086	19.75	0.65
Money market accounts	23,167	7.80	1.63	28,761	13.19	1.67
Club accounts	298	0.10	4.17	270	0.12	4.17

Total transaction accounts	152,156	51.24	0.78	134,193	61.52	1.00
Certificates of deposit	144,809	48.76	4.00	83,930	38.48	3.16

Total	$296,965	100.00%	2.35%	$218,123	100.00%	1.83%

As of June 30, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $45.3 million. The following table sets forth the maturity of those certificates as of June 30, 2006.

Maturity Period	At June 30, 2006
(In thousands)
Three months or less	$15,809
Over three through six months	6,737
Over six months through one year	12,461
Over one year through three years	6,006
Over three years	4,329

Total	$45,342

The following table sets forth the certificate of deposits, classified by interest rate, as of the dates indicated.

	At June 30,
	2006	2005
Interest Rate:
0.00% – 1.00%	$—	$118
1.01% – 2.00%	2,216	15,387
2.01% – 3.00%	21,956	22,832
3.01% – 4.00%	44,057	29,206
4.01% – 5.00%	71,690	12,298
5.01% – 6.00%	4,890	3,794
6.01% – 7.00%	—	295

	$144,809	$83,930

The following table sets forth the amount and maturities of certificate of deposits at June 30, 2006.

	Amount Due
	Less Than One Year	Over One Year To Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
0 – 1.00%	$—	$—	$—	$—	$—	$—	—%
1.01 – 2.00	2,038	153	25	—	—	2,216	1.53
2.01 – 3.00	20,419	1,082	453	2	—	21,956	15.16
3.01 – 4.00	28,150	5,933	4,392	4,722	860	44,057	30.42
4.01 – 5.00	61,026	6,273	51	440	3,900	71,690	49.51
5.01 – 6.00	2,948	1,633	28	10	271	4,890	3.38

	$114,581	$15,074	$4,949	$5,174	$5,031	$144,809	100.00%

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	Year Ended June 30,
	2006	2005
	(In thousands)
Beginning balance	$192,147	$178,017
Net deposits (withdrawals) before interest credited	52,692	10,356
Interest credited	5,632	3,774

Net increase in deposits	58,324	14,130

Ending balance	$250,471	$192,147

Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston and repurchase agreements. At June 30, 2006, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $35.2 million. At June 30, 2006, retail repurchase agreements were $909,000 and wholesale repurchase agreements were $1.7 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	2006	2005
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$121,967	$62,630
Repurchase Agreements with other companies	1,949	—
Repurchase Agreements with customers	1,334	1,685

Average advances outstanding during the period:
FHLB advances	73,580	52,958
Repurchase Agreements with other companies	405	—
Repurchase Agreements with customers	1,121	1,188

Balance outstanding at end of period:
FHLB advances	121,967	62,630
Repurchase Agreements with other companies	1,717	—
Repurchase Agreements with customers	909	1,104

Weighted average interest rate during the period:
FHLB advances	4.24%	3.34%
Repurchase Agreements with other companies	5.11	—
Repurchase Agreements with customers	2.90	1.94

Weighted average interest rate at end of period:
FHLB advances	4.97%	3.61%
Repurchase Agreements with other companies	5.26	—
Repurchase Agreements with customers	3.78	3.00

Subsidiary Activities

PSB Holdings Inc.’s only subsidiary is Putnam Savings Bank. Putnam Savings Bank has two subsidiaries, Windham North Properties, LLC and PSB Realty, LLC. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Savings Bank forecloses. As of June 30, 2006, Windham North Properties, LLC, did not own any such properties. PSB Realty, LLC owns a single parcel of real estate located immediately adjacent to Putnam Savings Bank’s main office. This real estate is utilized as a loan center for Putnam Savings Bank and there are no outside tenants that occupy the premises.

Personnel

As of June 30, 2006, we had 88 full-time employees and 28 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Savings Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Savings Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2006 Putnam Savings Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Savings Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2006, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. Putnam Savings Bank has not been subject to the AMT and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2006, Putnam Savings Bank had no net operating loss carryforwards for federal income tax purposes.

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

At June 30, 2006, Putnam Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2006, Putnam Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2006, Putnam Savings Bank satisfied this test.

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

At June 30, 2006, Putnam Savings Bank met the criteria for being considered “well-capitalized”.

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

Federal Home Loan Bank System. Putnam Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Putnam Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2006, Putnam Savings Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2006, Putnam Savings Bank was in compliance with these reserve requirements.

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

Waivers of Dividends by Putnam Bancorp, MHC. Office of Thrift Supervision regulations require Putnam Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from PSB Holdings, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case- by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. Except for the receipt of $25,000, Putnam Bancorp, MHC has waived all dividends paid by PSB Holdings, Inc. and is expected to do so in the future. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Putnam Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Putnam Bancorp, MHC converts to stock form.

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

PSB Holdings, Inc. common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of PSB Holdings, Inc. may not be resold without registration or unless sold in accordance with certain resale restrictions. If PSB Holdings, Inc. meets specified current public information requirements, each affiliate of PSB Holdings, Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Reports to Security Holders

PSB Holdings, Inc. files annual and quarterly reports with the SEC on Forms 10-KSB and 10-QSB, respectively. PSB Holdings, Inc. also files current reports on the Form 8-K with the SEC. Finally, PSB Holdings, Inc. files preliminary and definitive proxy materials with the SEC.

The public may read and copy any materials filed by PSB Holdings, Inc. with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. PSB Holdings, Inc. is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.

ITEM 2.	Description of Property

We conduct substantially all of our business through our main office, five full service branch offices and one loan origination center. We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”. In 2002, we began Limited Service (Mobile) Branch activities. The Limited Services (Mobile) Branch serves approximately eight locations in our primary market area consisting of schools and retirement facilities. Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit-taking, check cashing, notary and certificate of deposit renewal activities. Set forth below is information on our office locations as of June 30, 2006.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:
40 Main Street	Owned	1974	14,938	$1,550
Putnam, Connecticut 06260

Full Service Branches:
100 Averill Road	Owned	1981	2,487	606
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned	1993	2,452	424
Danielson, Connecticut 06239

11 Pratt Road	Owned	2000	2,162	412
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased	2005	2,600	—
Griswold, Connecticut 06351

39 Kings Highway	Leased	2005	2,270	—
Gales ferry, Connecticut 06335

Loan Center:
50 Canal Street	Owned	2000	2,940	212
Putnam, Connecticut 06260

ATM Remote Location:
168 Route 169	Leased	2003	30	—
Woodstock, Connecticut 06281

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	—		—	—
36 Vina Lane
Brooklyn, Connecticut 06234

Total				$3,204

(1)	Our personnel are at this location for approximately three hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002. The net book value of our premises, land and equipment was approximately $4.5 million at June 30, 2006.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “PSBH.” Putnam Bancorp, MHC owns 3,729,846 shares, or 53.7% of our outstanding common stock. The approximate number of holders of record of PSB Holdings, Inc.’s common stock as of August 31, 2006 was 542. Certain shares of PSB Holdings, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PSB Holdings, Inc.’s common stock for the period ended June 30, 2006. PSB Holdings, Inc. began trading on the NASDAQ Global Market on October 5, 2004. Accordingly, no information prior to this date is available. The following information was provided by the NASDAQ Global Market.

	High	Low	Dividends
Fiscal 2005
Quarter ended December 31, 2004	$12.25	$10.25	$0.05
Quarter ended March 31, 2005	11.95	10.10	0.05
Quarter ended June 30, 2005	10.75	9.50	0.05

Fiscal 2006
Quarter ended September 30, 2005	10.99	10.05	0.05
Quarter ended December 31, 2005	10.73	10.00	0.06
Quarter ended March 31, 2006	11.00	10.41	0.06
Quarter ended June 30, 2006	11.31	10.52	0.06

Dividend payments by PSB Holdings, Inc. are dependent primarily on dividends it receives from Putnam Savings Bank, because PSB Holdings, Inc. will have no source of income other than dividends from Putnam Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by PSB Holdings, Inc. and interest payments with respect to PSB Holdings, Inc.’s loan to the Employee Stock Ownership Plan.

In addition, reference is made to the “Market for Common Stock” section of PSB Holdings, Inc. 2006 Annual Report to Stockholders, which is incorporated herein by reference.

(b) Not applicable.

(c) Issuer repurchases of equity securities

Period (2006)	Total Number of Shares (or Units) Purchased	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs
April 1 - April 30	—	—	—	145,300
May 1 - May 31	—	—	—	145,300
June 1 - June 30	47,529	$10.80	249,229	97,771

1)	The Company announced in December 2005 that it authorized the repurchase of 347,000 shares, or approximately 5% of its outstanding common shares.

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the twelve months ended June 30, 2006 and 2005, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 7 of this Annual report on Form 10-KSB.

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

The most significant events affecting the Company’s financial results in the year ended June 30, 2006 were the completion of a branch acquisition in October 2005, that resulted in $60.6 million in new deposits, and the continued deployment of offering proceeds from the Company’s initial public offering of October 4, 2004. The branch acquisition contributed to the increase of $136.8 million, or 40.5%, in total assets, as the new deposits were deployed primarily in investment securities pending their investment in new loans.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses.

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

Goodwill. The Company’s goodwill (the amount paid in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value. Management has discussed the development, selection and application of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at June 30, 2006 and June 30, 2005

Assets. Total assets of the Company were $474.4 million at June 30, 2006, an increase of $136.8 million or 40.5%, from $337.6 million at June 30, 2005. Investments in available-for-sale securities increased $91.7 million or 59.8%, to $245.1 million at June 30, 2006 compared to $153.4 million at June 30, 2005. Federal funds sold at June 30, 2006 were $1.5 million compared to none as of June 30, 2005. The growth in securities was primarily due to the $60.6 million in deposits acquired in the branch acquisition completed in October 2005. Net loans outstanding increased $35.5 million or 21.5% to $200.5 million at June 30, 2006 from $165.0 million at June 30, 2005. This increase was primarily due to an increase of $20.2 million, or 15.8% in residential mortgage loans, reflecting continued strong demand for such loans in our expanded market area. Commercial real estate loans increased $15.5 million, or 47.5%, from June 30, 2005 to June 30, 2006, which reflected the continued strong performance by the Company’s Business Banking Group as well as strong economic conditions in our market area.

Liabilities. Total liabilities increased $140.9 million, or 49.5%, from $284.6 million at June 30, 2005 to $425.5 million at June 30, 2006, primarily due to the increase in deposits and borrowed funds. Deposits increased $78.8 million, or 36.1%, from $218.1 million at June 30, 2005 to $296.9 million at June 30, 2006, primarily due to the $60.6 million in deposits acquired in the branch acquisition completed in October 2005. Borrowed funds increased $60.9 million, or 95.5% from $63.7 million at June 30, 2005 to $124.6 million at June 30, 2006.

Stockholders’ Equity. Total stockholders’ equity decreased $4.1 million, or 7.7% to $48.9 million at June 30, 2006 from $53.0 million at June 30, 2005. The decrease was primarily due to the decrease in the accumulated other comprehensive income (loss) of $3.0 million. To a lesser extent, the decrease also reflected $1.4 million in stock repurchases during the fiscal year. These factors were partially offset by net income of $2.1 million. The unrealized loss in the available-for-sale securities was attributable solely to interest rate movements. Management does not consider the loss to be other than temporary.

Comparison of Operating Results for the Twelve Months Ended June 30, 2006 and 2005

Net Income. Net income increased $847,000, or 66.7%, to $2.1 million or $.31 per basic share and $.30 per diluted share for the twelve months ended June 30, 2006 from $1.3 million for the twelve months ended June 30, 2005. The increase in net income was primarily due to a one-time charge of $1.2 million to establish and fund the Putnam Savings Foundation during the twelve months ended June 30, 2005. Excluding the charge for the charitable foundation, net income would have been $2.1 million for the twelve months ended June 30, 2005 and the increase in net income for the twelve months ended June 30, 2006 would have been $34,000 or 1.6%. Because the initial public offering of the Company was completed on October 4, 2004, per share data for the twelve months ended June 30, 2005 is not meaningful and therefore is not presented.

Interest and Dividend Income. Interest and dividend income increased by $4.6 million, or 31.6%, to $19.4 million for the twelve months ended June 30, 2006 from $14.8 million for the twelve months ended June 30, 2005. The increase in interest and dividend income resulted primarily from an increase of $67.6 million, or 22.1%, in average interest-earning assets between the periods. In addition, the yield on average interest-earning assets increased 38 basis points to 5.20% for the twelve months ended June 30, 2006 as compared to 4.82% for the twelve months ended June 30, 2005. Interest income on loans increased by $2.1 million, or 23.5%, to $10.9 million for the twelve months ended June 30, 2006 from $8.8 million for the twelve months ended June 30, 2005. Interest and dividend income on investment securities increased $2.6 million, or 43.6%, to $8.5 million for the twelve months ended June 30, 2006 from $5.9 million for the twelve months ended June 30, 2005. This increase was primarily due to the deposits acquired in the branch acquisition, which were invested in securities pending their deployment into loans.

Interest Expense. Interest expense increased by $3.2 million, or 58.0%, to $8.8 million for twelve months ended June 30, 2006 from $5.6 million for the twelve months ended June 30, 2005. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $60.1 million, or 24.3% from period to period. In addition, the cost of average interest-bearing liabilities increased by 61 basis points to 2.87% for the twelve months ended June 30, 2006 as compared to 2.26% for the twelve months ended June 30, 2005.

Net Interest Income. Net interest income increased $1.4 million, or 15.7%, to $10.6 million for the twelve months ended June 30, 2006 from $9.2 million for the twelve months ended June 30, 2005. The primary reason for the improvement in our net interest income was an additional $10.4 million in non-interest-bearing demand deposits and the $7.5 million increase in our net interest-earning assets to $66.7 million for the twelve months ended June 30, 2006 from $59.2 million for the twelve months ended June 30, 2005. This was partially offset by a lower net interest margin for the twelve months ended June 30, 2006, 2.84%, as compared to 3.00% for the twelve months ended June 30, 2005.

Provision for Loan Losses. The provision for loan losses for the twelve months ended June 30, 2006 was $200,000 compared to $135,000 recorded for the twelve months ended June 30, 2005. The primary reason for the increased provision was the $35.7 million increase in total loans, to $202.1 million at June 30, 2006 from $166.4 million at June 30, 2005.

Noninterest Income. Noninterest income increased $1.2 million, or 100.0%, to $2.4 million for the twelve months ended June 30, 2006 from $1.2 million for the twelve months ended June 30, 2005. The increase in noninterest income resulted primarily from an $853,000 increase in service fee income, an increase of $179,000 in net gains on sales of securities and an increase of $62,000 in commissions from brokerage services during the twelve months ended June 30, 2006.

Noninterest Expense. Noninterest expense increased by $1.5 million, or 17.5%, to $10.1 million for the twelve months ended June 30, 2006 from $8.6 million for the twelve months ended June 30, 2005. Compensation and benefits expense increased by $1.1 million, or 27.7%, to $5.3 million for the twelve months ended June 30, 2006 from $4.2 million for the twelve months ended June 30, 2005. The primary reasons for the increase in compensation and benefits expense were increased salaries and commissions, due to increased staffing and higher medical insurance premiums. In addition, the current period included $128,000 in employee stock award compensation expense as compared to no employee stock award compensation expense for the twelve months ended June 30, 2005. Occupancy and equipment expense increased by $387,000, or 42.4%, to $1.3 million for the twelve months ended June 30, 2006 from $913,000 for the twelve months ended June 30, 2005 primarily due to an increase in depreciation expense of $101,000 and $120,000 in rent expense. All other noninterest expense, consisting primarily of charitable contributions, marketing, office supplies, and professional expenses decreased by $36,000, or 1.0%, to $3.51 million for the twelve months ended June 30, 2006 from $3.54 million for the twelve months ended June 30, 2005. The decrease resulted primarily from a one-time charge of $1.2 million to establish and fund the Putnam Savings Foundation during the twelve months ended June 30, 2005. Excluding the one-time charge for the charitable foundation, other expenses would have increased by $1.2 million, or 51.9% over the twelve month period ended June 30, 2005. Included in this increase was $200,000 in the amortization of a core deposit intangible related to the branch acquisition completed this fiscal year. In addition, there were increases in marketing expenses, data processing fees and other miscellaneous expenses.

Provision for Income Taxes. The income tax expense increased by $238,000, or 62.8%, to $617,000 for the twelve months ended June 30, 2006 from $379,000 for the twelve months ended June 30, 2005. Our effective tax rate was 22.6% for the twelve months ended June 30, 2006, compared to 23.0% for the twelve months ended June 30, 2005. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the twelve months ended June 30,
	2006			2005
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$191,925	$8,437	4.40%	$150,872	$5,854	3.88%
Loans	179,387	10,898	6.08%	150,275	8,823	5.87%
Other earning assets	2,569	102	3.97%	5,165	91	1.76%

Total interest-earnings assets	373,881	19,437	5.20%	306,312	14,768	4.82%
Non-interest-earning assets	21,035			15,409

Total assets	$394,916			$321,721

Interest-bearing liabilities:
NOW accounts	$31,500	532	1.69%	$19,687	245	1.24%
Savings accounts	51,268	372	0.73%	47,146	317	0.67%
Money market accounts	28,813	483	1.68%	40,513	670	1.65%
Time deposits	119,850	4,245	3.54%	85,595	2,546	2.97%
Borrowed money	75,723	3,169	4.18%	54,147	1,794	3.31%

Total interest-bearing liabilities	307,154	8,801	2.87%	247,088	5,572	2.26%
Non-interest-bearing demand deposits	35,633			25,230
Other non-interest-bearing liabilities	405			4,471
Stockholders’ Equity	51,724			44,932

Total liabilities and Stockholders’ Equity	$394,916			$321,721

Net interest income		$10,636			$9,196
Interest rate spread			2.33%			2.56%
Net interest-earning assets	$66,727			$59,224

Net interest margin			2.84%			3.00%
Average earning assets to average interest-bearing liabilities			121.72%			123.97%

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

	For the twelve months ended June 30, 2006 compared to the twelve months ended June 30, 2005
	Increase(Decrease) Due to
	Rate	Volume	Net
	(In thousands)
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Investment securities	$848	$1,735	$2,583
Loans	315	1,760	2,075
Other interest-earning assets	73	(62)	11

TOTAL INTEREST-EARNING ASSETS	1,236	3,433	4,669

INTEREST-BEARING LIABILITIES:
Interest Expense:
NOW accounts	107	180	287
Savings accounts	26	29	55
Money Market accounts	9	(196)	(187)
Time deposits	548	1,151	1,699
Other borrowed money	547	828	1,375

TOTAL INTEREST-BEARING LIABILITIES	1,237	1,992	3,229

CHANGE IN NET INTEREST INCOME	$(1)	$1,441	$1,440

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2006 of $122.0 million with unused borrowing capacity of $37.6 million. The Bank also has the ability to originate brokered certificates of deposit as a secondary source of liquidity.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the twelve months ended June 30, 2006 and 2005, the Bank originated loans net of principal payments of $34.8 million and $21.9 million, respectively. In addition, the Bank purchased $9.2 million of residential mortgage loans during the twelve months ended June 30, 2005. There were no loan purchases during the twelve months ended June 30, 2006. Purchases of securities totaled $153.7 million and $103.5 million, for the twelve months ended June 30, 2006 and 2005, respectively. This increase was primarily due to the $60.6 million in deposits acquired in the branch acquisition completed in October 2005, which were invested in securities pending their deployment into loans.

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

Certificates of deposit totaled $144.8 million at June 30, 2006. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

Management is not aware of any known trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on the Company’s or the Bank’s liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company’s or the Bank’s liquidity, capital or operations.

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

For the twelve months ended June 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 7.	Financial Statements

For the Company’s Consolidated Financial Statements, see table of contents on page 41.

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange

PSB Holdings, Inc. has adopted a Code of Ethics that applies to PSB Holdings, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on PSB Holdings, Inc.’s website at www.putnamsavings.com. The Code of Ethics is also filed as Exhibit 14 to this Form 10-KSB.

Information concerning directors and executive officers of PSB Holdings is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 10.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I—Election of Directors.”

ITEM 12.	Certain Relationships and Related Transactions

Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 13.	Exhibits

(a) Financial Statements

(A) Management Responsibility Statement

(B) Report of Independent Registered Public Accounting Firm

(C) Consolidated Statements of Financial Condition

(D) Consolidated Statements of Operations

(E) Consolidated Statements of Changes In Stockholders’ Equity

(F) Consolidated Statements of Cash Flows

(G) Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

(c) Exhibits.

3.1	Charter of PSB Holdings, Inc.*

3.2	Bylaws of PSB Holdings, Inc.*

4	Form of Common Stock Certificate of PSB Holdings, Inc.*

10.1	Employee Stock Ownership Plan*

10.2	Deferred Compensation Plan*

10.3	Purchase and assumption agreement concerning the Griswold, Ledyard, and Plainfield branches between People’s Savings Bank and Putnam Savings Bank dated June 13, 2005**

10.4	PSB Holdings, Inc. 2005 Stock-Based Incentive Plan***

14	Code of Ethics

16	Letter On Change In Certifying Accountant****

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of PSB Holdings, Inc. (file no. 333-116364), originally filed with the Securities and Exchange Commission on June 10, 2004, as amended.
**	Incorporated by reference to Exhibit 10.1 of the current report on form 8-K of PSB Holdings, Inc. originally filed with the Securities and Exchange Commission on June 16, 2005.
***	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated September 20, 2005 as filed with the Securities and Exchange Commission on September 19, 2005.
****	Incorporated by reference to Exhibit 16 of the current report on form 8-K of PSB Holdings, Inc. originally filed with the Securities and Exchange Commission on February 16, 2006.

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2-Ratification of Appointment of Independent Auditors.”

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.

Date: September 08, 2006	By:	/S/ THOMAS A. BORNER
Thomas A. Borner
Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ THOMAS A. BORNER Thomas A. Borner	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 08, 2006

/S/ ROBERT J. HALLORAN, JR. Robert J. Halloran, Jr.	President and Treasurer (Principal Financial and Accounting Officer)	September 08, 2006

/S/ CHARLES W. BENTLEY, JR. Charles W. Bentley, Jr.	Director	September 08, 2006

/S/ MAURICE P. BEAULAC Maurice P. Beaulac	Director	September 08, 2006

/S/ PAUL M. KELLY Paul M. Kelly	Director	September 08, 2006

/S/ RICHARD A. LOOMIS Richard A. Loomis	Director	September 08, 2006

/S JOHN P. MILLER John P. Miller	Director	September 08, 2006

/S/ MARY E. PATENAUDE Mary E. Patenaude	Director	September 08, 2006

/S/ CHARLES H. PUFFER Charles H. Puffer	Director	September 08, 2006

PSB Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

PSB Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of PSB Holdings, Inc. (the Company) and subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and subsidiary at June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hartford, Connecticut

September 8, 2006

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

	June 30,
	2006	2005
	(in thousands, except share data)
ASSETS
Cash and due from depository institutions	$6,651	$7,665
Interest-bearing deposits	44	40
Investment in federal funds	1,500	—
Investment securities	245,107	153,405
Loans receivable, net	199,537	165,006
Loans held-for-sale	934	—
Premises and equipment, net	4,504	4,514
Accrued income receivable	2,169	1,571
Deferred income taxes	2,816	901
Bank owned life insurance	2,360	2,270
Goodwill	6,912	—
Core deposit intangible	1,353	—
Deposit for branch acquisitions	—	1,888
Other assets	530	375

Total assets	$474,417	$337,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$296,965	$218,123
Borrowed funds	124,593	63,734
Mortgagors’ escrow accounts	1,130	1,029
Other liabilities	2,817	1,729

Total liabilities	425,505	284,615

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock ($0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,808,764 and 6,943,125 shares outstanding at June 30, 2006 and 2005, respectively)	694	694
Additional paid-in capital	30,454	30,446
Unearned ESOP shares	(2,347)	(2,472)
Unearned stock awards	(1,219)	—
Retained earnings	25,219	23,808
Treasury stock, at cost (134,361 shares at June 30, 2006 and no shares at June 30, 2005)	(1,437)	—
Accumulated other comprehensive income (loss)	(2,452)	544

Total stockholders’ equity	48,912	53,020

Total liabilities and stockholders’ equity	$474,417	$337,635

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended June 30,
	2006	2005
	(in thousands, except share data)
Interest income
Interest on loans	$10,898	$8,823
Interest and dividends on investments	8,539	5,945

Total interest income	19,437	14,768

Interest expense
Deposits and escrow	5,632	3,778
Borrowed funds	3,169	1,794

Total interest expense	8,801	5,572

Net interest income	10,636	9,196
Provision for loan losses	200	135

Net interest income after provision for loan losses	10,436	9,061

Noninterest income
Fees for services	1,682	829
Net gain on sale of loans	139	85
Commissions from brokerage services	123	61
Other income	255	185
Net investment security gains	237	58

Total noninterest income	2,436	1,218

Noninterest expense
Compensation and benefits	5,330	4,173
Occupancy and equipment	1,300	913
Data processing	768	568
Contribution to The Putnam Savings Foundation	—	1,236
Advertising and marketing	299	246
Other noninterest expense	2,442	1,495

Total noninterest expense	10,139	8,631

Income before income tax expense	2,733	1,648
Income tax expense	617	379

Net income	$2,116	$1,269

Earnings per common share
Basic	$0.31	n/a
Diluted	0.30	n/a
Weighted average common shares outstanding
Basic	6,859,189	n/a
Diluted	6,942,303	n/a

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Unallocated Common Shares held by ESOP	Unearned Stock Awards	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)
Balance at June 30, 2004	$—	$51	$—	$—	$22,996	$—	$255	$23,302
Common stock issued net of expenses of $1,051	694	30,388	—	—	—	—	—	31,082
Dividends paid/declared	—	—	—	—	(457)	—	—	(457)
ESOP shares purchased	—	—	(2,571)	—	—	—	—	(2,571)
ESOP shares released	—	7	99	—	—	—	—	106

Comprehensive income:
Net income					1,269			1,269
Net change in unrealized holding gain on available-for-sale securities, net of tax effect							289	289

Comprehensive income								1,558

Balance at June 30, 2005	$694	$30,446	$(2,472)	$—	$23,808	$—	$544	$53,020
Dividends paid/declared	—	—	—	—	(698)	—	—	(698)
ESOP shares released	—	8	125	—	—	—	—	133
Treasury stock acquired	—	—	—	—	—	(2,663)	—	(2,663)
Stock based compensation	—	—	—	(1,219)	(7)	1,226	—	—

Comprehensive income:
Net income					2,116			2,116
Net change in unrealized holding gain on available-for-sale securities, net of tax effect							(2,996)	(2,996)

Comprehensive income								(880)

Balance at June 30, 2006	$694	$30,454	$(2,347)	$(1,219)	$25,219	$(1,437)	$(2,452)	$48,912

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$2,116	$1,269
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	200	135
Stock-based compensation expense	321	—
Amortization of core deposit intangible	200	—
Depreciation	587	486
Net amortization on available-for-sale securities	196	461
Amortization of premium on purchased loans	55	19
Contribution of common stock to charitable foundation	—	1,236
Net realized investment security gains	(237)	(58)
Originations of loans for resale	(14,624)	(9,861)
Proceeds from sale of loans	13,833	11,944
Realized gain on sale of loans	(143)	(85)
Increase in cash surrender value of Bank owned life insurance	(90)	(81)
Deferred income tax provision	(3)	(399)
ESOP shares released	133	106
Net change in:
Accrued income receivable	(598)	(150)
Deferred loan fees	(93)	13
Other assets	(155)	16
Other liabilities	742	318

Net cash provided by operating activities	2,440	5,369

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	26,624	45,113
Proceeds from maturities of available-for-sale securities	30,509	31,886
Purchase of available-for-sale securities	(153,702)	(103,467)
Purchase of loans	—	(9,240)
Loan originations net of principal payments	(34,460)	(21,979)
Net cash provided by branch acquisitions	51,727	—
Deposit for branch acquisitions	1,888	(1,888)
Purchase of premises and equipment	(427)	(849)

Net cash used by investing activities	(77,841)	(60,424)

Cash flows from financing activities
Change in savings and demand deposit accounts	(17,661)	7,335
Change in time deposit accounts	35,928	7,391
Proceeds from long term borrowings	54,200	13,075
Repayments of long term borrowings	(31,864)	(17,544)
Net change in short term borrowings	38,523	17,963
Change in mortgagors’ escrow accounts	101	134
Proceeds from common stock offering	—	30,897
Cost of common stock issuance	—	(1,051)
Acquisition of common stock by ESOP	—	(2,571)
Acquisition of treasury stock	(2,663)	—
Dividends paid	(673)	(296)

Net cash provided by financing activities	75,891	55,333

Increase in cash and cash equivalents	490	278
Cash and cash equivalents at beginning of year	7,705	7,427

Cash and cash equivalents at end of year	$8,195	$7,705

See notes to consolidated financial statements.

	For the Years Ended June 30,
	2006	2005
	(in thousands)
Supplemental disclosures
Cash paid during the year for:
Interest	$8,593	$5,519
Income taxes	$722	$705
Noncash activities
Declared dividends	$186	$161
Branch acquisitions The following assets and liabilities were acquired in conjunction with the acquisition of 3 branch offices:

Assets
Loans receivable	$233	$—
Furniture and equipment	150	—
Goodwill	6,912	—
Core deposit intangible	1,553	—

Total assets acquired	$8,848	$—
Liabilities
Demand deposits	$35,624	$—
Time deposits	24,951	—

Total liabilities assumed	60,575	—

Net cash provided by branch acquisitions	$(51,727)	$—

See notes to consolidated financial statements.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Business

PSB Holdings, Inc. (the Company) is a federally chartered holding company formed on May 27, 2003 for the purpose of acquiring all of the common stock of Putnam Savings Bank (the Bank) concurrent with the Bank’s reorganization from a mutual savings institution to the mutual holding company form of organization. No shares were offered to the public as part of this reorganization.

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

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Putnam Savings Bank, and the Bank’s wholly owned subsidiaries, Windham North, LLC and PSB Realty, LLC. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles in the United States of America and to general practices within the banking industry. Such policies have been followed on a consistent basis.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of condition and operations for the period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. While management uses available information to recognize losses on loans and other real estate owned, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Securities to be held for indefinite periods of time are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of capital, net of estimated income taxes.

All of the Company’s investments are classified as available-for-sale.

Mortgage-backed securities, which include collateralized mortgage obligations (CMOs), are either U.S. Government Agency securities or are rated in at least the top two ratings categories by at least one of the major rating agencies at the time of purchase. One of the risks inherent when investing in mortgage-backed securities and CMOs is the ability of such instruments to incur prepayments of principal prior to maturity. Because of prepayments, the weighted-average yield of these securities may also change, which could affect earnings. Amortization of premiums and accretion of discounts is done over a continuously evaluated remaining life using the level yield method.

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

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Other real estate owned

Real estate properties acquired through loan foreclosure and other partial or total satisfaction of problem loans are carried at the lower of fair value less estimated costs to sell or the related loan balance at the date of foreclosure. Valuations are periodically performed by management. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs in the carrying value and expenses incurred to maintain the properties are charged to expense.

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

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Bank owned life insurance asset

The cash surrender value of bank owned life insurance relates to policies on employees of the Bank for which the Bank is the beneficiary. Increases in cash surrender value are included in non-interest income in the consolidated income statements.

Goodwill and core deposit intangible

Goodwill is evaluated for impairment on an annual basis. The Company records as goodwill the excess purchase price over the fair value of net identifiable assets acquired. The Company follows the guidance provided in the Statement of Financial Accounting Standards No. 142, which prescribes a two-step process to test and measure impairment of goodwill. Core deposit intangibles are amortized on an accelerated basis over ten years.

Earnings per share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of 18,000 for the year ended June 30, 2006. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	For the years ended June 30,
	2006	2005
Net income, as reported	$2,116,000	$1,269,000

Weighted average common shares outstanding:
Basic	6,859,189	n/a
Effect of dilutive stock option and restricted stock awards	83,114	n/a
Diluted	6,942,303	n/a
Net income per common share
Basic	$0.31	n/a
Diluted	0.30	n/a

Because the formation of the Company was completed on October 4, 2004, per share earnings data is not meaningful for the year ended June 30, 2005.

Employee stock ownership plan

The Company established an Employee Stock Ownership Plan as part of its minority stock issuance on October 4, 2004. The ESOP is accounted for in accordance with Statement of Position (SOP) 93-6. Under SOP 93-6, unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. As shares are committed to be released, compensation expense is recognized for the fair market value of the stock

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

and stockholders’ equity is increased by a corresponding amount. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP and dividends payable on common stock held by ESOP over a period of twenty years.

Stock Based Compensation

As more fully described in Note 11, the Company has a stock based incentive plan authorizing various types of incentive awards that may be granted to directors, officers and employees. The Company has elected to comply with the Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, prior to the mandatory compliance date for the Company of July 1, 2006. In accordance with Statement No.123(R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.

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

Investment securities—Fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable instruments. The carrying values of Federal Home Loan Bank (FHLB) stock approximate fair values.

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

Deposits—The fair values of demand, NOW, and savings deposits are equal to the amount payable on demand at the reporting date. Fair values for time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or liability measured at fair value. Additionally, SFAS 156 specifies that an entity must elect whether to measure servicing assets and liabilities in subsequent periods at fair value or amortize the asset or liability in proportion to and over the life of the servicing asset or liability. The statement is effective at the beginning of an entity’s fiscal year beginning after September 15, 2006. At this time, the Company does not expect that this statement will have a material effect on its financial statements.

Reclassification

Prior year’s consolidated financial statements have been reclassified to conform to changes in the current financial statement presentation. Such reclassifications had no effect on the 2005 net income.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Investment Securities

At June 30, the cost and approximate fair values of investment securities were as follows:

	2006
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$14,025	$—	$(180)	$13,845
From one through five years	27,010	—	(619)	26,391
From five through ten years	1,851	—	(49)	1,802

	42,886	—	(848)	42,038

State agency and municipal obligations:
From five through ten years	609	10	—	619
After ten years	8,515	279	—	8,794

	9,124	289	—	9,413

Corporate bonds and other obligations:
Due within one year	6,797	—	(45)	6,752
From one through five years	9,890	—	(130)	9,760
After ten years	8,043	198	(172)	8,069

	24,730	198	(347)	24,581

Mortgage-backed securities	113,808	81	(3,389)	110,500

Total debt securities	190,548	568	(4,584)	186,532

Marketable equity securities:
Preferred stock	52,198	—	—	52,198
FHLB restricted stock	6,377	—	—	6,377

Total equity securities	58,575	—	—	58,575

Total available-for-sale securities	$249,123	$568	$(4,584)	$245,107

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

	2005
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
From one through five years	$25,564	$3	$(267)	$25,300

	25,564	3	(267)	25,300

State agency and municipal obligations:
From five through ten years	609	31	—	640
After ten years	8,512	554	—	9,066

	9,121	585	—	9,706

Corporate bonds and other obligations:
Due within one year	8,200	63	(11)	8,252
From one through five years	7,973	47	(89)	7,931
After ten years	8,040	534	(260)	8,314

	24,213	644	(360)	24,497

Mortgage-backed securities	65,866	380	(357)	65,889

Total debt securities	124,764	1,612	(984)	125,392

Marketable equity securities:
Common stock	386	202	—	588
Preferred stock	23,608	61	—	23,669

	23,994	263	—	24,257

FHLB restricted stock	3,756	—	—	3,756

Total equity securities	27,750	263	—	28,013

Total available-for-sale securities	$152,514	$1,875	$(984)	$153,405

Gross gains of $248,323 and $82,168 were realized on available-for-sale securities for the years ended June 30, 2006 and 2005, respectively. Gross losses of $11,763 and $24,100 were realized on available-for-sale securities for the years ended June 30, 2006 and 2005, respectively.

At June 30, 2006 and 2005, debt securities with a carrying and market value of $5,629,049 and $3,972,140, respectively, were pledged as collateral to secure public deposits and repurchase agreements.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the estimated fair value and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

	Length of Time in Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Agencies	$19,496	$355	$22,542	$493	$42,038	$848
Corporate bonds and other obligations	10,968	109	9,813	238	20,781	347
Mortgage-backed securities	76,627	2,160	25,927	1,229	102,554	3,389

Total investment securities	$107,091	$2,624	$58,282	$1,960	$165,373	$4,584

The Bank has 125 individual investment securities in which the market value of the security is less than the cost of the security. Management believes that these unrealized losses are temporary and are the result of interest rate conditions.

3. Loans

The composition of the Company’s loan portfolio at June 30, was as follows:

	2006	2005
	(dollars in thousands)
Residential mortgages	$147,706	$127,520
Commercial mortgages	48,210	32,685
Construction mortgages	3,551	4,778
Commercial	5,693	4,561
Installment	830	750
Collateral	460	266
Other	120	28

	206,570	170,588
Unadvanced construction loans	(5,486)	(4,220)

	201,084	166,368
Deferred loan costs, net of fees	(20)	(113)
Deferred fees on purchased loans	55	110
Allowance for loan losses	(1,582)	(1,359)

Loans receivable, net	$199,537	$165,006

Weighted average yield	6.41%	5.91%

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company’s lending activities are conducted principally in Eastern Connecticut. The Company’s investment in loans includes both adjustable and fixed rate loans. The composition of the Company’s investment in loans at June 30, was as follows:

	2006	2005
	(in thousands)
Fixed rate:
Term to maturity
One month through one year	$5,736	$4,815
One year through three years	7,964	5,956
Three years through five years	15,452	14,594
Five years through ten years	17,310	14,611
Over ten years	75,325	71,602

	121,787	111,578
Adjustable rate:
Rate adjustment
One month through one year	39,383	29,322
One year through three years	14,708	8,593
Three years through five years	19,776	12,231
Over five years	5,430	4,644

	79,297	54,790

Total loans	$201,084	$166,368

The adjustable rate loans generally have interest rate adjustment limitations and are generally indexed to the Company’s cost of funds, prime rate, or to the U.S. Treasury Bill rate.

In addition, the Company services loans for other financial institutions and agencies. These loans are originated by the Company and then sold. The Company continues to service these loans and remits the payments received to the purchasing institution. The amounts of these loans were $26.0 million and $26.6 million at June 30, 2006 and 2005, respectively.

Transactions in the allowance for loan losses accounts for the years ended June 30, were as follows:

	2006	2005
	(in thousands)
Balance at beginning of period	$1,359	$1,285
Provision for loan losses	200	135
Charge offs	(82)	(5)
Recoveries	7	42
Transfer from (to) reserve for off-balance sheet items	98	(98)

Balance at end of period	$1,582	$1,359

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information on nonperforming loans:

	June 30,
	2006	2005
	(in thousands)
Nonperforming loans	$1,451	$86
Nonperforming loans accounted for on a nonaccrual basis	1,376	86
Amount of gross interest income that would have been recognized if the loans had performed in accordance with original term	122	6
Amount of interest income recognized	78	6
Income contractually due but not recognized on nonaccrual loans	67	1

At June 30, 2006 and 2005, the Company did not have any restructured or impaired loans. There are no outstanding commitments to lend to borrowers with loans on which the accrual of interest has been discontinued.

4. Premises and Equipment

Premises and equipment at June 30, are summarized as follows:

	2006	2005
	(in thousands)
Land	$301	$301
Buildings	4,334	4,201
Equipment	2,773	2,476
Construction in progress	90	45

	7,498	7,023
Accumulated depreciation	(2,994)	(2,509)

Premises and equipment, net	$4,504	$4,514

Depreciation expense amounted to $587,030 and $486,239, for the years ended June 30, 2006 and 2005, respectively.

The Company leases space for its Gales Ferry and Griswold branch offices. The leases for the branch offices expire March 2009 and October 2009, respectively. Additionally, the Company has signed a lease agreement for its Putnam Price Chopper branch office, currently under construction. That lease expires August 2011. All leases contain renewal options at the Company’s discretion. The Company also has miscellaneous equipment leases with various terms. Rental expense totaled $152,736 and $33,054 for the years ended June 30, 2006 and 2005, respectively.

The Company leases part of its Pomfret location to other tenants under long term leases with expiration dates ranging from March 2008 to March 2011. Rental income was $27,155 and $25,510, for the years ended June 30, 2006 and 2005, respectively.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a schedule of future annual minimum rental payments required under leases as of June 30:

Rental Expense
(in thousands)
2007	$155
2008	158
2009	139
2010	73
2011	48
Thereafter	7

Total	$580

5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible resulted from the Bank’s purchase of three branches from another financial institution in October 2005. The goodwill will be evaluated for impairment on an annual basis. For the year ended June 30, 2006 there has been no impairment recorded. The core deposit intangible is being amortized on an accelerated basis over a ten year period. The net book value of this asset at June 30, 2006 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
Intangible Assets:
Core Deposit Intangible	$1,553	$200	$1,353

The amortization expense was $199,946 for the year ended June 30, 2006. Expected future amortization expense is as follows:

For the years ended June 30,
(in thousands)
2007	$263
2008	234
2009	206
2010	178
2011	149
2012	121
2013	93
2014	65
2015	36
2016	8

Total	$1,353

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Deposits

The balances and the rates at which the Company paid interest on deposit accounts at June 30, were as follows:

	2006		2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Demand deposits	$46,494	—%	$25,976	—%
NOW accounts	27,143	1.42	36,100	1.59
Regular savings	55,054	0.74	43,086	0.65
Money market accounts	23,167	1.63	28,761	1.67
Clubs	298	4.17	270	4.17

	152,156	0.78	134,193	1.00

Certificate accounts maturing in:
Less than one year	114,581	4.00	48,738	2.66
One year to two years	15,074	4.11	13,626	3.75
Two years to three years	4,949	3.48	12,058	4.03
Three years to five years	10,205	4.10	9,508	3.74

	144,809	4.00	83,930	3.16

Total deposits	$296,965	2.35	$218,123	1.83

The aggregate amount of individual time deposits of $100,000 or more at June 30, 2006 and 2005, was $45.3 million and $30.6 million, respectively. At June 30, 2006 certificates maturing in less than one year included $18.1 million of brokered deposits. There were no brokered deposits at June 30, 2005. Deposit accounts are insured by the FDIC up to $100,000 each per insured depositor.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Borrowed Funds

At June 30, borrowed funds consisted of the following:

	2006		2005
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(dollars in thousands)
Short-term borrowing
FHLB advances	$73,200	5.20%	$26,000	3.38%
Repurchase agreements	909	3.78	1,104	3.00
Security sold under agreements to repurchase	1,717	5.26	—	—

Total short-term borrowings	75,826	5.18	27,104	3.36

Long-term FHLB advances
Year of maturity:
2006	—	—	13,863	3.23
2007	21,309	4.53	14,309	4.05
2008	14,668	5.36	1,668	3.75
2009	7,779	4.63	3,779	3.83
2010	11	3.86	11	3.86
2011	5,000	4.61	3,000	4.88

Total long-term borrowings	48,767	4.81	36,630	3.77

Total borrowed funds	$124,593	5.03	$63,734	3.60

Federal Home Loan Bank advances are secured by a blanket lien on qualified collateral consisting primarily of first mortgages on residential property and are at fixed rates. The maturity schedule above reflects final maturity; however, some are callable at earlier dates. Repurchase agreements generally have terms of one day and are secured by government agency securities.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston for $2,354,000.

8. Income Taxes

The components of the income tax expense for the years ended June 30, were as follows:

	2006	2005
	(in thousands)
Current:
Federal	$476	$574
State	144	204

Total current	620	778

Deferred:
Federal	11	(387)
State	(14)	(12)

Total deferred	(3)	(399)

Income tax expense	$617	$379

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The principal reasons for the income tax expense differing from the amount of such tax computed by applying the federal statutory tax rate of 34% to reported income before income tax expense were as follows:

	2006	2005
	(in thousands)
Tax on income at statutory rates	$929	$560
Increase (decrease) resulting from:
State taxes net of federal benefit	86	127
Dividends received deduction	(234)	(161)
Bank owned life insurance	(30)	(30)
Tax-exempt municipal income	(140)	(122)
Other items, net	6	5

Tax at effective rates	$617	$379

The components of deferred taxes included in the balance sheet at June 30, were as follows:

	2006	2005
	(in thousands)
Current tax (payable) receivable	$36	$(66)

Deferred tax receivable:
Available-for-sale securities	$1,565	$—
Allowance for loan losses	616	541
Unrealized trading loss carryover	—	87
Deferred loan fees	—	44
Contribution carryforward	320	403
Deferred compensation	233	224
Stock based compensation	125	—
Capital loss carryforward	19	20
Loans held for sale	1	—
Interest receivable on nonaccrual loans	18	—

	2,897	1,319

Deferred tax payable:
Depreciation	(2)	(2)
Deferred loan fees	(21)	—
Available-for-sale securities	—	(347)

	(23)	(349)

Net deferred taxes receivable, before valuation allowance	2,874	970
Valuation allowance	(58)	(69)

Net deferred tax receivable	$2,816	$901

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

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Regulatory Capital

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

The Office of Thrift Supervision (OTS) regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2006, the Bank was required to maintain a minimum ratio of tangible capital to total adjusted assets of 1.50%; a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.00%; a minimum ratio of Tier I capital to risk-weighted assets of 4.00% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.00%. As of June 30, 2006 the Bank meets all capital requirements to which it is subject.

At June 30, 2006 the Bank was considered “well capitalized” for regulatory purposes. To be categorized as well capitalized, the Bank must maintain a minimum ratio of tangible capital to total adjusted assets of 2.00%; a minimum ratio of Tier 1 (core) capital to total adjusted assets of 5.00%; a minimum ratio of Tier I capital to risk-weighted assets of 6.00% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 10.00%. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The following is a summary of the Bank’s actual capital as computed under the standards established by the OTS at June 30, 2006 and 2005, respectively.

	2006		2005
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets)	$35,108	13.25%	$41,428	21.68%
Tier I Capital (to Risk-Weighted Assets)	33,536	12.66%	39,853	20.85%
Tier I Capital (to Adjusted Total Assets)	33,536	7.26%	39,853	12.17%
Tangible Equity Capital (to Tangible Assets)	33,536	7.26%	39,853	12.17%

The Bank’s capital under generally accepted accounting principles (GAAP) is reconciled as follows:

Putnam Savings Bank

	June 30,
	2006	2005
	(in thousands)
Capital under generally accepted accounting principles	$39,492	$40,416
Intangible assets	(8,265)	—
Unrealized (gains)/losses on available-for-sale securities	2,309	(563)

Tier I Capital	33,536	39,853
Allowance for loan losses	1,572	1,457
Unrealized gains on available-for-sale equity securities	—	118

Total Risk-Based capital	$35,108	$41,428

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OTS rules and regulations.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Retained Earnings

Retained earnings at June 30, 2006 and 2005 include $2,284,000 for which no provision for federal income tax has been made. This amount represents aggregate allocations of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subjected to the then current corporate income tax rate.

11. Benefit Plans

Defined Contribution Plan

The Bank has a defined contribution plan that covers substantially all of the Bank’s employees. Contributions to the plan are discretionary and are voted on annually by the Directors of the Bank. Costs expensed were $191,822 and $153,567 for the years ended June 30, 2006 and 2005, respectively.

401K Plan

The Bank has a 401K plan covering each eligible employee. Employees must be 21 years of age, work at least 1,000 hours per year, and have at least 1 year of service with the Bank to be eligible to participate. Employees may defer up to 10% of gross compensation. The Bank’s matching contribution is discretionary. For the year ended June 30, 2006 and 2005 the Bank chose to contribute 25% of the employee’s deferral on a maximum of 4% of the employee’s salary. The Bank contributed $20,258 and $22,894, to the plan during the years ended June 30, 2006 and 2005, respectively.

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earning-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated statements of financial condition. ESOP expense for the years ended June 30, 2006 and 2005 was $132,743 and $106,203, respectively. At June 30, 2006 and 2005, there were 22,367 and 9,880 unallocated and 234,695 and 247,182 unreleased ESOP shares. The unreleased shares had an aggregate fair value of $2.5 million.

Stock-Based Incentive Plan

At the annual meeting of stockholders on October 21, 2005, stockholders of the Company approved the PSB Holdings, Inc. 2005 Stock-Based Incentive Plan (the Incentive Plan). Under the Incentive Plan, the Company may grant up to 340,213 stock options and 136,085 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 476,298 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

On June 7, 2006, the Company awarded 18,000 options to purchase the Company’s common stock and 6,000 shares of restricted stock. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($10.78) with a maximum term of ten years. Both stock option and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of the grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company has elected to comply with the Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, prior to the mandatory compliance date for the Company of July 1, 2006. In accordance with Statement No.123(R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.

In determining the expected term of the option awards, the Company elected to follow the simplified method as permitted by the SEC Staff Accounting Bulletin 107, which was issued to provide guidance on the implementation of SFAS 123(R). Under this method, the Company has estimated the expected term of the options as being equal to the average of the vesting term plus the original contractual term. The Company estimated its volatility using the historical volatility of other, similar companies during a period of time equal to the expected life of the options. The risk-free rate for the periods within the contractual life of the options is based upon the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of stock options granted using the Black-Scholes option pricing method and the assumptions used to determine the weighted-average fair value of stock options granted were as follows:

	November 7, 2005 Grant	June 7, 2006 Grant
Dividend yield	1.89%	2.23%
Expected volatility	12.65%	12.17%
Risk-free rate	4.56%	4.95%
Expected life in years	6.5	6.5
Fair value	$2.00	$1.97

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Information pertaining to stock options outstanding at or for the year ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	337,800	10.61
Exercised	—	—
Forfeited	(61,238)	10.60

Outstanding at end of year	276,562	$10.61

Options exercisable at end of year	—	$—

At June 30, 2006, there was $1.6 million of total unrecognized compensation costs related to nonvested share based compensation. That cost is expected to be recognized over a weighted average period of 4.4 years. The Company recorded share-based compensation expense of $321,349 for the year ended June 30, 2006 in connection with the stock option and restricted stock awards.

12. Other Comprehensive Income

The Company’s source of other comprehensive income includes the unrealized gains on investment securities.

The components and the related tax effects allocated to other comprehensive income for the years ended June 30, were as follows:

	2006	2005
	(in thousands)
Net income	$2,116	$1,269

Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale	(4,671)	532
Reclassification adjustment for gains recognized in net income	(237)	(58)

Other comprehensive income (loss) before tax expense	(4,908)	474
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,912)	185

Other comprehensive income (loss) net of tax	(2,996)	289

Total comprehensive income (loss)	$(880)	$1,558

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest risk in excess of the amount recognized in the balance sheet.

The contract or notional amounts of outstanding commitments at June 30, were as follows:

	2006	2005
	(in thousands)
Commitments to extend credit:
Loan commitments	$6,160	$3,476
Unadvanced construction loans	5,486	4,220
Unadvanced lines of credit	15,368	12,301
Standby letters of credit	1,128	144

Outstanding commitments	$28,142	$20,141

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

Management does not anticipate any material losses as a result of these commitments.

The estimated fair values of the Company’s financial instruments at June 30, were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$8,195	$8,195	$7,705	$7,705
Investment securities	245,107	245,107	153,405	153,405
Loans receivable	199,537	195,265	165,006	164,527
Loans held-for-sale	934	934	—	—
Accrued income receivable	2,169	2,169	1,571	1,571
Financial liabilities
Deposits	296,965	295,347	218,123	217,918
Borrowed funds	124,593	124,387	63,734	63,797
Mortgagors’ escrow accounts	1,130	1,130	1,029	1,029

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Commitments to extend credit and standby letters of credit have short maturities and have no significant fair values.

14. Parent Company Only Financial Statements

The following financial statements are for the Company (PSB Holdings, Inc.) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	June 30,
	2006	2005
	(in thousands)
ASSETS
Cash and due from depository institutions	$972	$932
Investment securities	7,745	11,277
Loan to ESOP	2,443	2,513
Accrued income receivable	42	53
Deferred income taxes	373	365
Investment in Putnam Savings Bank	39,492	40,415
Other assets	101	142

Total assets	$51,168	$55,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to Putnam Savings Bank	$—	$2,476
Repurchase agreements	1,717	—
Other liabilities	539	201

Total liabilities	2,256	2,677

Stockholders’ Equity	48,912	53,020

Total liabilities and stockholders’ equity	$51,168	$55,697

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Statements of Operations

	For the years ended June 30,
	2006	2005
	(in thousands)
Interest income
Interest on loan	$155	$96
Interest and dividends on investments	368	272

Total interest income	523	368
Interest expense on borrowed funds	5	—
Net investment security losses	(12)	—
Noninterest expense
Compensation and benefits	30	15
Professional fees	101	16
Investor Relations	66	8
Dues	25	18
Charitable contributions	—	1,236
Other noninterest expense	14	10

Total noninterest expense	236	1,303

Income (loss) before income tax (benefit) and equity in undistributed net income of subsidiary	270	(935)
Income tax (benefit)	103	(302)

Income (loss) before equity in undistributed net income of subsidiary	167	(633)

Equity in undistributed net income of subsidiary	1,949	1,902

Net income	$2,116	$1,269

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Statements of Cash flows

	For the years ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$2,116	$1,269
Adjustments to reconcile net income to cash provided by operating activities:
Net amortization on available-for-sale securities	6	(2)
Net realized security losses	12	—
Contribution of common stock to charitable foundation	—	1,236
Equity in undistributed net income of subsidiary	(1,949)	(1,902)
Deferred income tax provision	71	(353)
ESOP shares released	133	106
Net change in:
Accrued income receivable	11	(53)
Other assets	41	(136)
Payable to Putnam Savings Bank	(2,476)	(95)
Other liabilities	313	202

Net cash (used) provided by operating activities	(1,722)	272

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	1,987	1,000
Proceeds from maturities of available-for-sale securities	1,324	591
Purchase of available-for-sale securities	—	(12,897)
Loan to ESOP	—	(2,571)
Principal payments received on loan to ESOP	70	58
Investment in subsidiary	—	(14,923)

Net cash provided (used) by investing activities	3,381	(28,742)

Cash flows from financing activities
Net change in short term borrowings	1,717	—
Proceeds from common stock offering	—	30,897
Cost of common stock issuance	—	(1,051)
Acquisition of treasury stock	(2,663)	—
Dividends paid	(673)	(457)

Net cash (used) provided by financing activities	(1,619)	29,389

Increase in cash and cash equivalents	40	919
Cash and cash equivalents at beginning of year	932	13

Cash and cash equivalents at end of year	$972	$932

Supplemental disclosures
Cash paid during the year for:
Interest	$—	$—
Income taxes	$65	$24
Noncash activities
Declared dividends	$186	$161