Form 10QSB
period 2006-09-30
PSB Holdings, Inc.
filed 2006-11-13
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, there were 6,804,628 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PSB Holdings, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	September 30, 2006	June 30, 2006
	(in thousands ,except share data)
ASSETS
Cash and due from depository institutions	$7,052	$6,695
Federal funds sold and money market accounts	3,805	1,500
Available-for-sale securities, at fair value	229,210	245,107
Loans receivable, gross	211,527	202,053
Allowance for loan losses	(1,647)	(1,582)

Loans receivable, net	209,880	200,471
Premises and equipment, net	4,424	4,504
Intangible assets	8,199	8,265
Other assets	7,104	7,911

TOTAL ASSETS	$469,674	$474,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$301,119	$296,965
Borrowed funds	114,634	124,593
Mortgagors’ escrow accounts	635	1,130
Other liabilities	2,578	2,853

Total Liabilities	418,966	425,541

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,804,628 shares outstanding at September 30, 2006 and 6,808,764 shares outstanding at June 30, 2006	694	694
Additional paid-in capital	30,454	30,454
Unearned ESOP shares	(2,347)	(2,347)
Unearned stock awards	(1,219)	(1,219)
Retained earnings	25,563	25,219
Treasury stock, at cost (138,497 shares at September 30, 2006 and 134,361 shares at June 30, 2006)	(1,495)	(1,437)
Accumulated other comprehensive income (loss)	(942)	(2,452)

Total Stockholders’ Equity	50,708	48,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$469,674	$474,453

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2006	2005
	(in thousands, except share data)
Interest income:
Interest on loans	$3,310	$2,561
Interest and dividends on investments and deposits	2,985	1,603

Total interest income	6,295	4,164
Interest expense:
Deposits and escrow	1,943	1,127
Borrowed funds	1,687	595

Total interest expense	3,630	1,722

Net interest income	2,665	2,442
Provision for loan losses	85	20

Net interest income after provision for loan losses	2,580	2,422
Noninterest income:
Fees for services	578	281
Net gain on sale of loans	24	30
Net commissions from brokerage service	41	29
Other income	60	48
Net investment security gains	—	120

Total noninterest income	703	508
Noninterest expense:
Compensation and benefits	1,461	1,174
Occupancy and equipment	340	243
Data processing	196	153
Advertising and marketing	100	57
Other noninterest expense	601	458

Total noninterest expense	2,698	2,085

Income before income tax expense	585	845
Income tax expense	78	233

NET INCOME	$507	$612

Earnings per common share
Basic	$0.08	$0.09
Dilutive	$0.07	$0.09

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$507	$612
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	85	20
Stock-based compensation expense	90	—
Amortization of core deposit intangible	66	—
Depreciation	149	130
Net amortization on available-for-sale securities	(29)	99
Amortization of premium on purchased loans	12	12
Net realized investment security gains	—	(120)
Originations of loans for resale	(2,884)	(3,056)
Proceeds from sale of loans	2,908	2,580
Gain on sale of loans	(24)	(30)
Net change in:
Deferred loan fees	(108)	(36)
Other assets	(157)	(206)
Other liabilities	(360)	(268)

Net cash provided(used) by operating activities	255	(263)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	—	1,377
Proceeds from maturities of available-for-sale securities	27,894	16,695
Purchase of available-for-sale securities	(9,494)	(19,975)
Loan originations net of principal payments	(9,398)	(5,563)
Purchase of premises and equipment	(69)	(163)

Net cash provided(used) by investing activities	8,933	(7,629)

Cash flows from financing activities
Change in savings and demand deposit accounts	(14,066)	(2,205)
Change in time deposit accounts	18,220	16,163
Proceeds from long term borrowings	37,425	5,000
Repayments of long term borrowings	(22,906)	(151)
Net change in short term borrowings	(24,478)	(8,048)
Change in mortgagors’ escrow account	(495)	(479)
Acquisition of treasury stock	(58)	—
Dividends paid	(168)	(148)

Net cash provided(used) by financing activities	(6,526)	10,132

Increase(decrease) in cash and cash equivalents	2,662	2,240
Cash and cash equivalents at beginning of year	8,195	7,705

Cash and cash equivalents at end of period	$10,857	$9,945

Supplemental disclosures
Cash paid during the year for:
Interest	$3,765	$1,629
Income taxes	$163	$162

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

On October 4, 2004, the Company issued 6,943,125 shares of common stock, 3,729,846 shares (53.7%) of which were issued to Putnam Bancorp, MHC (MHC) and 3,089,691 shares (44.5%) of which were sold to eligible depositors of the Bank and others at $10.00 per share. In addition, the Company issued 123,588 shares (1.8%) to a charitable foundation established by Putnam Savings Bank.

Costs incurred in connection with the offering were recorded as a reduction of the proceeds from the offering and amounted to $1.1 million.

NOTE 2 – Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending June 30, 2007.

NOTE 3 – Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 156 to have a material impact on the Company’s financial position or results of operation.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have a material impact on the Company’s financial position or results of operation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. SFAS No. 158 also requires an entity to measure the funded status of a plan as of the balance sheet date, with limited exceptions. SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, and SFAS No. 132 (revised 2003), “Employers Disclosures about Pensions and Other Postretirement Benefits,” and other accounting literature. An entity will continue to apply SFAS No. 87, 88 and 106 for measurement of plan assets and benefit obligations as of the balance sheet date and determination of net periodic benefit cost. Public entities are required to initially recognize the funded status of a defined benefit plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect SFAS No. 158 to have a material impact on the Company’s financial position or results of operation.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Basic EPS computation:
Net income	$507,000	$612,000

Weighted average shares outstanding	6,690,657	6,943,125
Basic EPS	$0.08	$0.09

Diluted EPS computation:
Net income	$507,000	$612,000

Weighted average shares outstanding	6,690,657	6,943,125
Dilutive potential shares outstanding	119,438	0

	6,810,095	6,943,125
Diluted EPS	$0.07	$0.09

NOTE 5 – Acquisitions

On October 14, 2005, the Company completed its acquisition of three branches from People’s Bank, Bridgeport, Connecticut. The acquisition included $60.6 million in deposits, $233,000 in loans and $150,000 in fixed assets.

NOTE 6 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	September 30, 2006
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$16,018	$—	$(187)	$15,831
From one through five years	22,928	23	(268)	22,683
From five through ten years	1,784	7	—	1,791
After 10 years	4,976	—	(6)	4,970

	45,706	30	(461)	45,275

State agency and municipal obligations:
From five through ten years	609	17	—	626
After ten years	8,516	392	—	8,908

	9,125	409	—	9,534

Corporate bonds and other obligations:
Due within one year	5,591	1	(41)	5,551
From one through five years	9,812	22	(23)	9,811
After ten years	8,043	285	(153)	8,175

	23,446	308	(217)	23,537

Mortgage-backed securities	109,658	174	(1,786)	108,046

Total debt securities	187,935	921	(2,464)	186,392

Marketable equity securities:
Preferred stock	36,200	—	—	36,200
FHLB restricted stock	6,618	—	—	6,618

Total equity securities	42,818	—	—	42,818

Total available-for-sale securities	$230,753	$921	$(2,464)	$229,210

NOTE 6 – Investment Securities – (Continued)

	June 30, 2006
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$14,025	$—	$(180)	$13,845
From one through five years	27,010	—	(619)	26,391
From five through ten years	1,851	—	(49)	1,802

	42,886	—	(848)	42,038

State agency and municipal obligations:
From five through ten years	609	10	—	619
After ten years	8,515	279	—	8,794

	9,124	289	—	9,413

Corporate bonds and other obligations:
Due within one year	6,797	—	(45)	6,752
From one through five years	9,890	—	(130)	9,760
After ten years	8,043	198	(172)	8,069

	24,730	198	(347)	24,581

Mortgage-backed securities	113,808	81	(3,389)	110,500

Total debt securities	190,548	568	(4,584)	186,532

Marketable equity securities:
Preferred stock	52,198	—	—	52,198
FHLB restricted stock	6,377	—	—	6,377

Total equity securities	58,575	—	—	58,575

Total available-for-sale securities	$249,123	$568	$(4,584)	$245,107

There were no gross gains and no gross losses realized on available-for-sale securities for the three months ended September 30, 2006, as compared to gross gains of $132,000 and gross losses of $12,000 for the three months ended September 30, 2005.

NOTE 7 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three months ended September 30, 2006, as compared to the year-ago periods:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Balance, beginning of period	$1,582	$1,359
Provision for loan losses	85	20
Charge offs	(24)	(11)
Recoveries	4	—
Transfer from reserve for off-balance sheet items	—	98

Balance, end of period	$1,647	$1,466

At September 30, 2006 and 2005, the Company had loans with balances of $1,447,397 (representing 5 loans) and $107,667 (representing 4 loans), respectively, on nonaccrual status. At September 30, 2006, two loans totaling $1,313,081 were considered impaired and had an allocated allowance for loan loss of $65,654. There were no impaired loans as of September 30, 2005.

NOTE 8 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005 (see Note 5). The goodwill is evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten year period. The carrying amount of goodwill and core deposit intangible as of September 30, 2006 was $6.9 million and $1.3 million, respectively. The amortization expense related to the core deposit intangible was $65,570 for the three months ended September 30, 2006.

	September 30, 2006
	Gross Carrying Amount	Accumulated Depreciation	Unamortized Intangible Assets
Intangible Assets:
Core Deposit Intangible	$1,552,521	$265,516	$1,287,005

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

Core Deposit Intangible
Nine months ending June 30, 2007	$196,712
Year ending June 30, 2008	234,054
Year ending June 30, 2009	205,827
Year ending June 30, 2010	177,599
Year ending June 30, 2011	149,371
Year ending June 30, 2012	121,144
Year ending June 30, 2013	92,916
Year ending June 30, 2014	64,688
Year ending June 30, 2015	36,461
Year ending June 30, 2016	8,233

Total estimated amortization expense	$1,287,005

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

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Net Income	$507	$612

Other comprehensive income(loss):
Net unrealized holding gains(losses) on available-for-sale securities	2,473	(1,150)
Reclassification adjustment for gain recognized in net income	—	(120)

Other comprehensive gains(loss) before tax expense	2,473	(1,270)
Income tax expense (benefit) related to items of other comprehensive income (loss)	963	(495)

Other comprehensive income (loss) net of tax	1,510	(775)

Total comprehensive income (loss)	$2,017	$(163)

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

The Company has elected to comply with the Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, beginning with the period ended December 31, 2005, prior to the mandatory compliance date for the Company of July 1, 2006. In accordance with Statement No.123 (R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense of $90,000 for the three months ended September 30, 2006 in connection with the stock option and restricted stock awards.

The weighted-average fair value of stock options granted on November 7, 2005 and June 7, 2006 using the Black-Scholes option pricing method was $2.00 per share and $1.97 per share, respectively. Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

	November 7, 2005 Grant	June 7, 2006 Grant
Dividend yield	1.89%	2.23%
Expected volatility	12.65%	12.17%
Risk-free rate	4.56%	4.95%
Expected life in years	6.5	6.5
Fair value	$2.00	$1.97

NOTE 11 – Dividends

On September 20, 2006, the Board of Directors of the Company declared a cash dividend of $0.06 a share for stockholders of record as of October 5, 2006 and payable on October 20, 2006. The dividends declared totaling $184,487 were accrued and are included in other liabilities in the September 30, 2006 Consolidated Statements of Financial Condition. Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

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

The contractual amounts of outstanding commitments were as follows:

	September 30, 2006	June 30, 2006
	(in thousands)
Commitments to extend credit:
Loan commitments	$9,049	$6,160
Unadvanced construction loans	5,664	5,486
Unadvanced lines of credit	15,047	15,368
Standby letters of credit	2,087	1,128

Outstanding commitments	$31,847	$28,142

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 2006 and 2005, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2006 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 15, 2006.

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

During the three months ended September 30, 2006, the cost of our interest-bearing liabilities continued to increase more rapidly than yields on our interest-earning assets, reflecting the inverted yield curve. This has reduced the Company's net interest margin from 2.96% for the three months ended September 30, 2005 to 2.35% for the three months ended September 30, 2006. In addition, noninterest expense increased 29.4% in the current period compared to the prior year period, reflecting in part the impact of our branch acquisition completed on October 14, 2005. These effects were partially offset by a 38.3% increase in non-interest income in the current period compared to the prior year period.

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

Comparison of Financial Condition at September 30, 2006 and June 30, 2006

Assets

Total assets of the Company were $469.7 million at September 30, 2006, a decrease of $4.8 million, or 1.0%, from $474.5 million at June 30, 2006. Investments in available-for-sale securities decreased $15.9 million, or 6.5%, to $229.2 million at September 30, 2006 compared to $245.1 million at June 30, 2006. Total loans outstanding increased $9.5 million, or 4.7%, to $211.5 million at September 30, 2006 from $202.0 million at June 30, 2006. This increase was due to an increase of $8.1 million, or 5.3%, in residential mortgage loans. In addition, commercial loans increased $1.4 million, or 2.9%, from June 30, 2006 to September 30, 2006, which reflected the continued strong performance by the Company’s Business Banking Group.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at September 30, 2006 and June 30, 2006.

Past due and Nonperforming loans

The following table sets forth information regarding past due and non-accrual loans:

	September 30, 2006	June 30, 2006
	(in thousands)
Past due 30 days through 89 days and accruing	$1,297	$552
Past due 90 days or more and accruing	$—	$75
Past due 90 days or more and nonaccruing	$1,447	$1,376

Liabilities

Total liabilities decreased $6.5 million, or 1.5%, to $419.0 million at September 30, 2006 from $425.5 million at June 30, 2006, primarily due to a decrease in borrowed funds of $10.0 million, or 8.0%, which was partially offset by an increase in deposits of $4.2 million, or 1.4%.

Stockholders’ Equity

Total stockholders’ equity increased $1.8 million, or 3.7%, to $50.7 million at September 30, 2006 from $48.9 million at June 30, 2006. This was primarily due to the decrease in the accumulated other comprehensive income (loss) of $1.5 million and net income of $507,000. During the three months ended September 30, 2006, 4,136 shares of the Company’s stock were repurchased at a total cost of $43,983. The unrealized loss in the available-for-sale securities was attributable solely to interest rate movements. Management does not consider the loss to be other than temporary.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Net Income

Net income decreased $105,000, or 17.2%, to $507,000 for the three months ended September 30, 2006 from net income of $612,000 for the three months ended September 30, 2005. The decrease in net income resulted primarily from a $120,000 gain on sale of securities realized during the three months ended September 30, 2005. There were no realized gains or losses on securities during the three months ended September 30, 2006. In addition, there was an increase in noninterest expense for the three months ended September 30, 2006, which was partially offset by an improvement in net interest income and noninterest income.

Interest and Dividend Income

Interest and dividend income increased by $2.1 million, or 51.2%, to $6.3 million for the three months ended September 30, 2006 from $4.2 million for the three months ended September 30, 2005. The increase in interest and dividend income resulted primarily from an increase of $122.1 million, or 37.3%, in average interest-earning assets and an increase of 52 basis points in the average yield on our interest-earning assets between the periods. This increase was primarily due to the net cash from the recently completed branch acquisitions being deployed into loans and investments. The yield on total interest-earning assets increased to 5.56% for the three months ended September 30, 2006 from 5.04% for the three months ended September 30, 2005. Interest income on loans increased by $749,000, or 29.2%, to $3.3 million from $2.6 million. Interest and dividends on investments and deposits increased $1.4 million, or 86.2%, to $3.0 million for the three months ended September 30, 2006 from $1.6 million for the three months ended September 30, 2005.

Interest Expense

Interest expense increased by $1.9 million, or 111.8%, to $3.6 million for three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $120.9 million, or 46.0%, from period to period and an increase of 116 basis points in the average cost of our interest-bearing liabilities to 3.76% for the three months ended September 30, 2006 from 2.60% for the three months ended September 30, 2005. The increase in average interest-bearing liabilities reflected an increase of $56.9 million in average interest-bearing deposits and an increase of $64.0 million in average other borrowed money from September 30, 2005 to September 30, 2006.

Net Interest Income

Net interest income increased $223,000, or 9.1%, to $2.7 million for the three months ended September 30, 2006 from $2.4 million for three months ended September 30, 2005. The primary reason for the improvement in our net interest and dividend income was the $12.2 million increase in our average non-interest-bearing deposits which was partially offset by a decrease in the net interest margin to 2.35% for the three months ended September 30, 2006 from 2.96% for the three months ended September 30, 2005.

Provision for Loan Losses

The provision for loan losses increased by $65,000, or 325.0%, to $85,000 for the three months ended September 30, 2006 from $20,000 for the three months ended September 30, 2005. This was primarily attributable to the growth in average total loans of $37.3 million from period to period.

Noninterest Income

Noninterest income increased $195,000, or 38.4%, to $703,000 for the three months ended September 30, 2006 from $508,000 for the three months ended September 30, 2005. The increase in noninterest income resulted primarily from an increase in service fee income of $297,000 which was partially offset by a decrease in gain on sale of securities of $120,000.

Noninterest Expense

Noninterest expense increased by $613,000, or 29.4%, to $2.7 million for the three months ended September 30, 2006 from $2.1 million for the three months ended September 30, 2005. The increase in noninterest expense was primarily due to an increase in compensation and benefits, occupancy and equipment expense and other noninterest expenses. Compensation and benefits expense increased by $287,000, or 24.4%, to $1.5 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005. The primary reasons for the increase were the compensation and benefits expense associated with the acquisition of the three new branches and the new supermarket branch opened in Putnam, Connecticut during August 2006, in addition to increased staffing and higher medical insurance premiums. The current quarter included $54,000 in employee stock-based compensation expense as compared to none for the three months ended September 30, 2005. Occupancy and equipment expense increased by $97,000, or 39.9%, to $340,000 for the three months ended September 30, 2006 from $243,000 for the three months ended September 30, 2005 primarily due to increased depreciation expense and rental expense for the new branches. Rent expense for the current period increased by $33,000 over the three months ended September 30, 2005. Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses increased by $229,000, or 34.3%, to $897,000 for the three months ended September 30, 2006 from $668,000 for the three months ended September 30, 2005. This was primarily due to increases in data processing fees of $43,000, Core Deposit Intangible amortization expense of $66,000, marketing expense of $43,000 and other miscellaneous expenses and higher professional fees related to being a public company.

Provision for Income Taxes

The income tax expense decreased by $155,000, or 66.5%, to $78,000 for the three months ended September 30, 2006 as compared to $233,000 for the three months ended September 30, 2005. Our effective tax rate was 13.3% for the three months ended September 30, 2006, compared to 27.6% for the three months ended September 30, 2005. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the three months ended September 30,
	2006			2005
	(Dollars in thousands)
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Interest-earning assets:
Investment securities	$239,999	$2,953	4.88%	$155,905	$1,589	4.04%
Loans	207,176	3,311	6.34%	169,874	2,561	5.98%
Other earning assets	2,385	31	5.16%	1,672	14	3.20%

Total interest-earnings assets	449,560	6,295	5.56%	327,451	4,164	5.04%
Non-interest-earning assets	22,660			15,673

Total assets	$472,220			$343,124

Interest-bearing liabilities:
NOW accounts	$25,383	99	1.55%	$34,434	151	1.74%
Savings accounts	52,880	98	0.74%	41,797	68	0.65%
Money market accounts	22,595	93	1.63%	27,639	116	1.67%
Time deposits	155,274	1,653	4.22%	95,351	792	3.30%
Borrowed money	127,245	1,687	5.26%	63,288	595	3.73%

Total interest-bearing liabilities	383,377	3,630	3.76%	262,509	1,722	2.60%
Non-interest-bearing demand deposits	38,701			26,512
Other non-interest-bearing liabilities	269			1,019
Capital accounts	49,873			53,084

Total liabilities and capital accounts	$472,220			$343,124

Net interest income		$2,665			$2,442
Interest rate spread			1.80%			2.44%
Net interest-earning assets	$66,183			$64,942

Net interest margin			2.35%			2.96%
Average earning assets to average interest-bearing liabilities			117.26%			124.74%

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

	For the three months ended September 30, 2006 compared to the three months ended September 30, 2005
	Increase (decrease) due to
	Rate	Volume	Net
INTEREST INCOME
Investment securities	$379	$985	$1,364
Loans	161	589	750
Other interest-earning assets	10	7	17

TOTAL INTEREST INCOME	550	1,581	2,131

INTEREST EXPENSE:

NOW accounts	(15)	(37)	(52)
Savings accounts	10	20	30
Money Market accounts	(2)	(21)	(23)
Time deposits	266	595	861
Other borrowed money	315	777	1,092

TOTAL INTEREST INCOME	574	1,334	1,908

CHANGE IN NET INTEREST INCOME	$(24)	$247	$223

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of September 30, 2006 of $110.5 million with unused borrowing capacity of $50.9 million. The Bank also had brokered CDs as of September 30, 2006 of $30.7 million, an increase of $12.6 million since June 30, 2006, and the ability to originate additional brokered CDs, up to our policy limit of 10% of total assets.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended September 30, 2006 and 2005, the Bank originated loans net of principal payments of approximately $9.4 million and $5.6 million, respectively. Purchases of securities totaled $9.5 million and $20.0 million, for the three months ended September 30, 2006 and 2005, respectively.

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

Certificates of deposits totaled $163.4 million at September 30, 2006. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at September 30, 2006 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at September 30, 2006.

	Required	Actual
Ratio of Tier 1 Capital to total assets	4%	7.49%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	14.02%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	13.38%

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

For the three months ended September 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Part II. – OTHER INFORMATION

Item 1.	Legal Proceedings – Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 through July 31, 2006	2,922	$10.62	252,151	94,849
August 1 through August 31, 2006	1,214	$10.66	253,365	93,635
September 1 through September 30, 2006	0	$—	253,365	93,635

(1)	On December 12, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its issued and outstanding shares, or up to 347,000 shares.

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable

Item 5.	Other Information – Not applicable

Item 6.	Exhibits

Exhibits

31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC. (Registrant)

Date November 13, 2006	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date November 13, 2006	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President and Treasurer