Form 10QSB
period 2006-12-31
PSB Holdings, Inc.
filed 2007-02-13
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act    ☐  YES    ☒  NO

As of December 31, 2006, there were 6,804,628 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format    ☐  Yes    ☒  No

PSB Holdings, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	December 31, 2006	June 30, 2006
	(in thousands ,except share data)
ASSETS
Cash and due from depository institutions	$8,876	$6,695
Federal funds sold and money market accounts	2,925	1,500
Available-for-sale securities, at fair value	227,975	245,107

Loans receivable, gross	219,043	202,053
Allowance for loan losses	(1,754)	(1,582)

Loans receivable, net	217,289	200,471

Premises and equipment, net	4,395	4,504
Intangible assets	8,133	8,265
Other assets	9,927	7,875

TOTAL ASSETS	$479,520	$474,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$296,385	$296,965
Borrowed funds	128,140	124,593
Mortgagors’ escrow accounts	1,137	1,130
Other liabilities	2,481	2,817

Total Liabilities	428,143	425,505

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,804,628 shares outstanding at December 31, 2006 and 6,808,764 shares outstanding at June 30, 2006	694	694
Additional paid-in capital	30,142	30,454
Unearned ESOP shares	(2,347)	(2,347)
Unearned stock awards	(907)	(1,219)
Retained earnings	25,857	25,219
Treasury stock, at cost (138,497 shares at December 31, 2006 and 134,361 shares at June 30, 2006)	(1,483)	(1,437)
Accumulated other comprehensive (loss)	(579)	(2,452)

Total Stockholders’ Equity	51,377	48,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,520	$474,417

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands, except share data)
Interest income:
Interest on loans	$3,479	$2,652	$6,789	$5,213
Interest and dividends on investments and deposits	2,797	2,002	5,782	3,604

Total interest income	6,276	4,654	12,571	8,817

Interest expense:
Deposits and escrow	2,067	1,349	4,010	2,476
Borrowed funds	1,607	550	3,294	1,144

Total interest expense	3,674	1,899	7,304	3,620

Net interest income	2,602	2,755	5,267	5,197

Provision for loan losses	101	15	186	35

Net interest income after provision for loan losses	2,501	2,740	5,081	5,162

Noninterest income:
Fees for services	579	430	1,157	711
Net gain on sale of loans	18	22	42	52
Net commissions from brokerage service	37	42	78	71
Other income	74	65	135	113
Net investment security gains(losses)	(69)	—	(69)	120

Total noninterest income	639	559	1,343	1,067

Noninterest expense:
Compensation and benefits	1,458	1,354	2,936	2,534
Occupancy and equipment	314	355	654	598
Data processing	212	204	408	357
Advertising and marketing	98	68	199	125
Other noninterest expense	674	597	1,257	1,049

Total noninterest expense	2,756	2,578	5,454	4,663

Income before income tax expense	384	721	970	1,566

Income tax expense(benefit)	(84)	178	(6)	411

NET INCOME	$468	$543	$976	$1,155

Earnings per common share
Basic	$0.07	$0.08	$0.15	$0.17
Diluted	$0.07	$0.08	$0.14	$0.16

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December,
	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$976	$1,155
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	186	35
Stock-based compensation expense	179	60
Amortization of core deposit intangible	132	59
Depreciation	293	280
Net amortization on available-for-sale securities	(61)	155
Amortization of premium on purchased loans	19	26
ESOP expense including tax effect of release	—	63
Net realized investment security gains	69	(120)
Originations of loans for resale	(5,691)	(7,104)
Proceeds from sale of loans	5,385	6,316
Gain on sale of loans	(42)	(52)
Net change in:
Deferred loan fees	(192)	(77)
Other assets	(247)	(449)
Other liabilities	(515)	691

Net cash provided(used) by operating activities	491	1,038

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	3,927	10,377
Proceeds from maturities of available-for-sale securities	36,669	23,120
Purchase of available-for-sale securities	(20,404)	(73,057)
Loan originations net of principal payments	(16,483)	(12,460)
Deposit for branch acquisition	—	1,888
Net cash paid for acquisition	—	51,730
Investment in Bank Owned Life Insurance	(3,000)	—
Purchase of premises and equipment	(184)	(265)

Net cash provided(used) by investing activities	525	1,333

Cash flows from financing activities
Change in savings and demand deposit accounts	(13,616)	(6,617)
Change in time deposit accounts	13,036	8,156
Proceeds from long term borrowings	57,425	8,000
Repayments of long term borrowings	(33,484)	(5,304)
Net change in short term borrowings	(20,394)	(944)
Change in mortgagors’ escrow account	7	(40)
Acquisition of treasury shares	(46)	(110)
Dividends paid	(338)	(354)

Net cash provided(used) by financing activities	2,590	2,787

Increase(decrease) in cash and cash equivalents	3,606	5,158
Cash and cash equivalents at beginning of year	8,195	7,705

Cash and cash equivalents at end of period	$11,801	$12,863

Supplemental disclosures
Cash paid during the year for:
Interest	$7,503	$3,637
Income taxes	$422	$452

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

NOTE 3 – Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 156 to have a material impact on the Company’s financial position or results of operation.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months and six months ended December 31, 2006 and December 31, 2005:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Basic EPS computation:
Net income	$468,000	$543,000

Weighted average shares outstanding	6,707,336	6,942,571

Basic EPS	$0.07	$0.08

Diluted EPS computation:
Net income	$468,000	$543,000

Weighted average shares outstanding	6,707,336	6,942,571
Dilutive potential shares	109,219	129,281

	6,816,555	7,071,852

Diluted EPS	$0.07	$0.08

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
Basic EPS computation:
Net income	$976,000	$1,155,000

Weighted average shares outstanding	6,698,997	6,942,848

Basic EPS	$0.15	$0.17

Diluted EPS computation:
Net income	$976,000	$1,155,000

Weighted average shares outstanding	6,698,997	6,942,848
Dilutive potential shares	114,379	129,281

	6,813,376	7,072,129

Diluted EPS	$0.14	$0.16

NOTE 5 – Acquisitions

On October 14, 2005, the Company completed its acquisition of three branches from People’s Bank, Bridgeport, Connecticut. The acquisition included $60.6 million in deposits, $233,000 in loans and $150,000 in fixed assets.

NOTE 6 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	December 31, 2006
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$20,486	$—	$(172)	$20,314
From one through five years	16,372	—	(136)	16,236
From five through ten years	1,725	—	—	1,725
After 10 years	4,977	—	(24)	4,953

	43,560	—	(332)	43,228

State agency and municipal obligations:
From five through ten years	609	17	—	626
After ten years	8,517	363	—	8,880

	9,126	380	—	9,506

Corporate bonds and other obligations:
Due within one year	4,569	—	(21)	4,548
From one through five years	11,829	22	(36)	11,815
After ten years	8,044	315	(169)	8,190

	24,442	337	(226)	24,553

Mortgage-backed securities	105,178	184	(1,292)	104,070

Total debt securities	182,306	901	(1,850)	181,357

Marketable equity securities:
Preferred stock	40,000	—	—	40,000
FHLB restricted stock	6,618	—	—	6,618

Total equity securities	46,618	—	—	46,618

Total available-for-sale securities	$228,924	$901	$(1,850)	$227,975

NOTE 6 – Investment Securities – (Continued)

	June 30, 2006
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$14,025	$—	$(180)	$13,845
From one through five years	27,010	—	(619)	26,391
From five through ten years	1,851	—	(49)	1,802

	42,886	—	(848)	42,038

State agency and municipal obligations:
From five through ten years	609	10	—	619
After ten years	8,515	279	—	8,794

	9,124	289	—	9,413

Corporate bonds and other obligations:
Due within one year	6,797	—	(45)	6,752
From one through five years	9,890	—	(130)	9,760
After ten years	8,043	198	(172)	8,069

	24,730	198	(347)	24,581

Mortgage-backed securities	113,808	81	(3,389)	110,500

Total debt securities	190,548	568	(4,584)	186,532

Marketable equity securities:
Preferred stock	52,198	—	—	52,198
FHLB restricted stock	6,377	—	—	6,377

Total equity securities	58,575	—	—	58,575

Total available-for-sale securities	$249,123	$568	$(4,584)	$245,107

There were no gross gains for the six months ended December 31, 2006 and gross losses of $69,000 were realized on available-for-sale securities for the six months ended December 31, 2006, as compared to gross gains of $132,000 and gross losses of $12,000 for the six months ended December 31, 2005.

NOTE 7 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three and six months ended December 31, 2006, as compared to the year-ago periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Balance, beginning of period	$1,647	$1,466	$1,582	$1,359
Provision for loan losses	101	15	186	35
Charge offs	(18)	(12)	(42)	(23)
Recoveries	24	2	28	2
Transfer from reserve for off-balance sheet items	—	—	—	98

Balance, end of period	$1,754	$1,471	$1,754	$1,471

At December 31, 2006 and 2005, the Company had loans with balances of $1,570,955 (representing 6 loans) and $105,961 (representing 5 loans), respectively, on nonaccrual status. At December 31, 2006, three loans totaling $1,434,821 were considered impaired and had an allocated allowance for loan loss of $214,875. There were no impaired loans as of December 31, 2005.

NOTE 8 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005 (see Note 5). The goodwill is evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten year period. The carrying amount of goodwill and core deposit intangible as of December 31, 2006 was $6.9 million and $1.2 million, respectively. The amortization expense related to the core deposit intangible for the three months ended December 31, 2006 and 2005 was $66,000 and $59,000, respectively. The amortization expense related to the core deposit intangible for the six months ended December 31, 2006 and 2005 was $132,000 and $59,000, respectively.

	December 31, 2006
	Gross Carrying Amount	Accumulated Depreciation	Unamortized Intangible Assets
Intangible Assets:
Core Deposit Intangible	$1,552,521	$331,087	$1,221,434

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

Core Deposit Intangible
Six months ending June 30, 2007	$131,141
Year ending June 30, 2008	234,054
Year ending June 30, 2009	205,827
Year ending June 30, 2010	177,599
Year ending June 30, 2011	149,371
Year ending June 30, 2012	121,144
Year ending June 30, 2013	92,916
Year ending June 30, 2014	64,688
Year ending June 30, 2015	36,461
Year ending June 30, 2016	8,233

Total estimated amortization expense	$1,221,434

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income	$468	$543	$976	$1,155

Other comprehensive income(loss):
Net unrealized holding gains(losses) on available-for-sale securities	526	(588)	2,999	(1,737)
Reclassification adjustment for (gain) loss recognized in net income	69	—	69	(120)

Other comprehensive gains(loss) before tax expense	595	(588)	3,068	(1,857)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(232)	229	(1,195)	723

Other comprehensive income (loss) net of tax	363	(359)	1,873	(1,134)

Total comprehensive income	$831	$184	$2,849	$21

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

The Company has elected to comply with the Financial Accounting Standards Board’s SFAS No.123(R), “Share-Based Payment”, beginning with the period ended December 31, 2005, prior to the mandatory compliance date for the Company of July 1, 2006. In accordance with Statement No.123 (R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended December 31, 2006 and December 31, 2005 of $90,000 and $60,000, respectively. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the six months ended December 31, 2006 and December 31, 2005 of $179,000 and $60,000, respectively.

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

NOTE 11 – Dividends

On December 20, 2006, the Board of Directors of the Company declared a cash dividend of $0.06 a share for stockholders of record as of January 5, 2007 and payable on January 19, 2007. The dividends declared totaling $184,000 were accrued and are included in other liabilities in the December 31, 2006 Consolidated Statements of Financial Condition. Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

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

The contractual amounts of outstanding commitments were as follows:

	December 31, 2006	June 30, 2006
	(in thousands)
Commitments to extend credit:
Loan commitments	$5,954	$6,160
Unadvanced construction loans	7,576	5,486
Unadvanced lines of credit	15,819	15,368
Standby letters of credit	2,866	1,128

Outstanding commitments	$32,215	$28,142

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 2006 and 2005, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2006 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 15, 2006.

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

During the six months ended December 31, 2006, the cost of our interest-bearing liabilities continued to increase more rapidly than yields on our interest-earning assets, reflecting the inverted yield curve. This has reduced the Company’s net interest margin from 2.99% for the six months ended December 31, 2005 to 2.33% for the six months ended December 31, 2006. In addition, noninterest expense increased 17.0% during the six months ended December 31, 2006 compared to the six months ended December 31, 2005, reflecting in part the impact of our branch acquisition completed on October 14, 2005. These effects were partially offset by a 25.9% increase in non-interest income during the six months ended December 31, 2006 as compared to the six months ended December 31, 2005.

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

Comparison of Financial Condition at December 31, 2006 and June 30, 2006

Assets

Total assets of the Company were $479.5 million at December 31, 2006, an increase of $5.1 million, or 1.1%, from $474.4 million at June 30, 2006. Investments in available-for-sale securities decreased $17.1 million, or 7.0%, to $228.0 million at December 31, 2006 compared to $245.1 million at June 30, 2006. Total loans outstanding increased $17.0 million, or 8.4%, to $219.0 million at December 31, 2006 from $202.0 million at June 30, 2006. This increase was due to an increase of $14.0 million, or 9.2%, in residential mortgage loans. In addition, commercial loans increased $2.9 million, or 6.0%, from June 30, 2006 to December 31, 2006, which reflected the continued strong performance by the Company’s Business Banking Group.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at December 31, 2006 and June 30, 2006.

	December 31, 2006	June 30, 2006
	(Dollars in thousands)
Allowance for loan losses	$1,754	$1,582
Gross loans outstanding	219,043	202,053
Nonperforming loans	1,571	1,451

Allowance/gross loans outstanding	0.80%	0.78%
Allowance/nonperforming loans	112%	109%

Past due and Nonperforming loans

The following table sets forth information regarding past due and non-accrual loans:

	December 31, 2006		June 30, 2006
	(in thousands)
Past due 30 days through 89 days and accruing	$523		$552
Past due 90 days or more and accruing	$—	#	$75
Past due 90 days or more and nonaccruing	$1,571		$1,376

Liabilities

Total liabilities increased $2.6 million, or .6%, to $428.1 million at December 31, 2006 from $425.5 million at June 30, 2006, primarily due to an increase in borrowed funds of $3.5 million, or 2.8%.

Stockholders’ Equity

Total stockholders’ equity increased $2.5 million, or 5.0%, to $51.4 million at December 31, 2006 from $48.9 million at June 30, 2006. This was primarily due to the increase in the accumulated other comprehensive income of $1.9 million and net income of $976,000. During the six months ended December 31, 2006, 4,136 shares of the Company’s stock were repurchased at a total cost of $43,983. The unrealized loss in the available-for-sale securities was attributable solely to interest rate movements. Management does not consider the loss to be other than temporary.

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005

Net Income

Net income decreased $75,000, or 13.8%, to $468,000 for the three months ended December 31, 2006 from net income of $543,000 for the three months ended December 31, 2005. The decrease in net income resulted primarily from a $69,000 loss on sale of securities realized during the three months ended December 31, 2006. There were no realized gains or losses on securities during the three months ended December 31, 2005. In addition, there was an increase in the loan loss provision and noninterest expense and a decrease in net interest income for the three months ended December 31, 2006, which were partially offset by an improvement in noninterest income.

Interest and Dividend Income

Interest and dividend income increased by $1.6 million, or 34.9%, to $6.3 million for the three months ended December 31, 2006 from $4.7 million for the three months ended December 31, 2005. The increase in interest and dividend income resulted primarily from an increase of $87.0 million, or 24.1%, in average interest-earning assets and an increase of 45 basis points in the average yield on our interest-earning assets between the periods. This increase was primarily due to the net cash from the recently completed branch acquisitions being deployed into loans and investments. The yield on total interest-earning assets increased to 5.56% for the three months ended December 31, 2006 from 5.11% for the three months ended December 31, 2005. Interest income on loans increased by $827,000, or 31.2%, to $3.5 million from $2.7 million. Interest and dividends on investments and deposits increased $795,000, or 39.7%, to $2.8 million for the three months ended December 31, 2006 from $2.0 million for the three months ended December 31, 2005.

Interest Expense

Interest expense increased by $1.8 million, or 93.5%, to $3.7 million for three months ended December 31, 2006 from $1.9 million for the three months ended December 31, 2005. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $87.3 million, or 29.9%, from period to period and an increase of 127 basis points in the average cost of our interest-bearing liabilities to 3.85% for the three months ended December 31, 2006 from 2.58% for the three months ended December 31, 2005. The increase in average interest-bearing liabilities reflected an increase of $20.6 million in average interest-bearing deposits and an increase of $66.7 million in average other borrowed money from December 31, 2005 to December 31, 2006.

Net Interest Income

Net interest income for the three months ended December 31, 2006 was $2.6 million, a decrease of $153,000 or 5.6% over the three months ended December 31, 2005. This decrease was primarily due to a reduction in the net interest margin from 3.03% for the three months ended December 31, 2005 to 2.30% for the three months ended December 31, 2006. During the three months ended December 31, 2006, the cost of our interest-bearing liabilities continued to increase more rapidly than yields on our interest-earning assets, reflecting the inverted yield curve. In response to the challenging interest rate environment, we increased our investment in Auction Rate Preferred securities, from an average of $20.9 million for the three months ended December 31, 2005 to $37.1 million for the three months ended December 31, 2006. These investments, although issued at a lower coupon rate, are eligible for the dividends-received deduction for tax purposes. This results in a higher yield after taxes. We also increased our investment in tax-exempt Bank Owned Life Insurance. These strategies resulted in an income tax benefit of $84,000 for the three months ended December 31, 2006 compared to an income tax expense of $178,000 for the three months ended December 31, 2005.

Provision for Loan Losses

The provision for loan losses increased by $86,000, or 573.3%, to $101,000 for the three months ended December 31, 2006 from $15,000 for the three months ended December 31, 2005. This was primarily attributable to the growth in average total loans of $42.4 million from period to period.

Noninterest Income

Noninterest income increased $80,000, or 14.3%, to $639,000 for the three months ended December 31, 2006 from $559,000 for the three months ended December 31, 2005. The increase in noninterest income resulted primarily from an increase in service fee income of $149,000 which was partially offset by a loss on sale of securities of $69,000.

Noninterest Expense

Noninterest expense increased by $178,000, or 6.9%, to $2.8 million for the three months ended December 31, 2006 from $2.6 million for the three months ended December 31, 2005. The increase in noninterest expense was primarily due to an increase in compensation and benefits, occupancy and equipment expense and other noninterest expenses. Compensation and benefits expense increased by $104,000, or 7.7%, to $1.5 million for the three months ended December 31, 2006 from $1.4 million for the three months ended December 31, 2005. The primary reasons for the increase were the compensation and benefits expense associated with the acquisition of the three new branches and the new supermarket branch opened in Putnam, Connecticut during August 2006, in addition to increased staffing and higher medical insurance premiums. The current quarter included $54,000 in employee stock-based compensation expense as compared to $36,000 for the three months ended December 31, 2005. Occupancy and equipment expense decreased by $41,000, or 11.5%, to $314,000 for the three months ended December 31, 2006 from $355,000 for the three months ended December 31, 2005 primarily due to decreases in rent expense of $11,000, real estate expenses of $17,000 and depreciation expense of $5,000. This was partially offset by an increase in utilities expense for the current period by $8,000 over the three months ended December 31, 2005. Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses increased by $115,000, or 13.2%, to $984,000 for the three months ended December 31, 2006 from $869,000 for the three months ended December 31, 2005. This was primarily due to increases in data processing fees of $8,000, Core Deposit Intangible amortization expense of $7,000, item processing of $19,000 marketing expense of $30,000 and other miscellaneous expenses and higher professional fees related to being a public company.

Provision for Income Taxes

The income tax expense decreased by $262,000, or 147.2%, to a tax benefit of $84,000 for the three months ended December 31, 2006 as compared to a $178,000 expense for the three months ended December 31, 2005. Our effective tax rate was (21.9%) for the three months ended December 31, 2006, compared to 24.7% for the three months ended December 31, 2005. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Comparison of Operating Results for the Six Months Ended December 31, 2006 and 2005

Net Income

Net income decreased $179,000, or 15.5%, to $976,000 for the six months ended December 31, 2006 from net income of $1.1 million for the six months ended December 31, 2005. The decrease in net income resulted primarily from a $120,000 gain on sale of securities realized during the six months ended December 31, 2005 and a loss on sale of securities of $69,000 during the six months ended December 31, 2006. In addition, there was an increase in noninterest expense and the provision for loan loss for the six months ended December 31, 2006, which was partially offset by an improvement in net interest income and noninterest income.

Interest and Dividend Income

Interest and dividend income increased by $3.8 million, or 42.6%, to $12.6 million for the six months ended December 31, 2006 from $8.8 million for the six months ended December 31, 2005. The increase in interest and dividend income resulted primarily from an increase of $104.9 million, or 30.5%, in average interest-earning assets and an increase of 47 basis points in the average yield on our interest-earning assets between the periods. This increase was primarily due to the net cash from the recently completed branch acquisitions being deployed into loans and investments. The yield on total interest-earning assets increased to 5.55% for the six months ended December 31, 2006 from 5.08% for the six months ended December 31, 2005. Interest income on loans increased by $1.6 million, or 30.2%, to $6.8 million from $5.2 million. Interest and dividends on investments and deposits increased $2.2 million, or 60.4%, to $5.8 million for the six months ended December 31, 2006 from $3.6 million for the six months ended December 31, 2005.

Interest Expense

Interest expense increased by $3.7 million, or 101.8%, to $7.3 million for six months ended December 31, 2006 from $3.6 million for the six months ended December 31, 2005. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $103.8 million, or 37.5%, from period to period and an increase of 122 basis points in the average cost of our interest-bearing liabilities to 3.81% for the six months ended December 31, 2006 from 2.59% for the six months ended December 31, 2005. The increase in average interest-bearing liabilities reflected an increase of $38.1 million in average interest-bearing deposits and an increase of $65.7 million in average other borrowed money from December 31, 2005 to December 31, 2006.

Net Interest Income

Net interest income for the six months ended December 31, 2006 was $5.3 million, an increase of $70,000 or 1.3% over the six months ended December 31, 2005. This was primarily due to an increase in net interest-earning assets of $1.1 million. This was partially offset by a reduction in the net interest margin from 2.99% for the six months ended December 31, 2005 to 2.33% for the six months ended December 31, 2006. During the six months ended December 31, 2006, the cost of our interest-bearing liabilities continued to increase more rapidly than yields on our interest-earning assets, reflecting the inverted yield curve. In response to the challenging interest rate environment, we increased our investment in Auction Rate Preferred securities, from an average of $21.2 million for the six months ended December 31, 2005 to $43.7 million for the six months ended December 31, 2006. These investments, although issued at a lower coupon rate, are eligible for the dividends-received deduction for tax purposes. This results in a higher yield after taxes. We also increased our investment in tax-exempt Bank Owned Life Insurance. These strategies resulted in an income tax benefit of $6,000 for the six months ended December 31, 2006 compared to an income tax expense of $411,000 for the six months ended December 31, 2005.

Provision for Loan Losses

The provision for loan losses increased by $151,000, or 431.4%, to $186,000 for the six months ended December 31, 2006 from $35,000 for the six months ended December 31, 2005. This was primarily attributable to the growth in average total loans of $39.9 million from period to period.

Noninterest Income

Noninterest income increased $276,000, or 25.9%, to $1.3 million for the six months ended December 31, 2006 from $1.1 million for the six months ended December 31, 2005. The increase in noninterest income resulted primarily from an increase in service fee income of $446,000 which was partially offset by a decrease in gain on sale of securities of $189,000.

Noninterest Expense

Noninterest expense increased by $791,000, or 17.0%, to $5.5 million for the six months ended December 31, 2006 from $4.7 million for the six months ended December 31, 2005. The increase in noninterest expense was primarily due to an increase in compensation and benefits, occupancy and equipment expense and other noninterest expenses. Compensation and benefits expense increased by $402,000, or 15.9%, to $2.9 million for the six months ended December 31, 2006 from $2.5 million for the six months ended December 31, 2005. The primary reasons for the increase were the compensation and benefits expense associated with the acquisition of the three new branches and the new supermarket branch opened in Putnam, Connecticut during August 2006, in addition to increased staffing and higher medical insurance premiums. The six months ended December 31, 2006 included $109,000 in employee stock-based compensation expense as compared to $36,000 for the six months ended December 31, 2005. Occupancy and equipment expense increased by $56,000, or 9.4%, to $654,000 for the six months ended December 31, 2006 from $598,000 for the six months ended December 31, 2005 primarily due to increased depreciation expense and rental expense for the new branches. Rent expense increased by $22,000 and utilities expense increased by $21,000 for the six months ended December 31, 2006 over the six months ended December 31, 2005. Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses increased by $333,000, or 21.8%, to $1.8 million for the six months ended December 31, 2006 from $1.5 million for the six months ended December 31, 2005. This was primarily due to increases in data processing fees of $51,000, Core Deposit Intangible amortization expense of $72,000, marketing expense of $74,000, postage expense of $12,000 and other miscellaneous expenses and higher professional fees related to being a public company.

Provision for Income Taxes

The income tax expense decreased by $417,000, or 101.5%, to a tax benefit of $6,000 for the six months ended December 31, 2006 as compared to a $411,000 expense for the six months ended December 31, 2005. Our effective tax rate was (.6%) for the six months ended December 31, 2006, compared to 26.2% for the six months ended December 31, 2005. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the three months ended December 31,
	2006			2005
	(Dollars in thousands)
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Interest-earning assets:
Investment securities	$228,006	$2,764	4.81%	$181,082	$1,957	4.29%
Loans	217,500	3,479	6.35%	175,058	2,652	6.01%
Other earning assets	2,597	33	5.04%	4,932	45	3.62%

Total interest-earnings assets	448,103	6,276	5.56%	361,072	4,654	5.11%
Non-interest-earning assets	23,213			20,587

Total assets	$471,316			$381,659

Interest-bearing liabilities:
NOW accounts	$23,726	94	1.57%	$33,568	145	1.71%
Savings accounts	52,242	97	0.74%	54,271	104	0.76%
Money market accounts	19,939	82	1.63%	32,999	144	1.73%
Time deposits	158,808	1,794	4.48%	113,245	956	3.35%
Borrowed money	124,342	1,607	5.13%	57,635	550	3.79%

Total interest-bearing liabilities	379,057	3,674	3.85%	291,718	1,899	2.58%
Non-interest-bearing demand deposits	40,084			37,051
Other non-interest-bearing liabilities	562			342
Capital accounts	51,613			52,548

Total liabilities and capital accounts	$471,316			$381,659

Net interest income		$2,602			$2,755
Interest rate spread			1.71%			2.53%
Net interest-earning assets	$69,046			$69,354

Net interest margin			2.30%			3.03%
Average earning assets to average interest-bearing liabilities			118.22%			123.77%

	For the six months ended December 31,
	2006			2005
	(Dollars in thousands)
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Interest-earning assets:
Investment securities	$234,346	$5,717	4.84%	$168,493	$3,546	4.17%
Loans	212,338	6,790	6.34%	172,466	5,213	6.00%
Other earning assets	2,491	64	5.10%	3,302	58	3.48%

Total interest-earnings assets	449,175	12,571	5.55%	344,261	8,817	5.08%
Non-interest-earning assets	22,593			18,130

Total assets	$471,768			$362,391

Interest-bearing liabilities:
NOW accounts	$24,555	193	1.56%	$34,000	296	1.73%
Savings accounts	52,561	195	0.74%	48,034	173	0.71%
Money market accounts	21,267	174	1.62%	30,319	260	1.70%
Time deposits	156,409	3,448	4.37%	104,299	1,746	3.32%
Borrowed money	125,794	3,294	5.19%	60,099	1,145	3.78%

Total interest-bearing liabilities	380,586	7,304	3.81%	276,751	3,620	2.59%
Non-interest-bearing demand deposits	40,373			32,418
Other non-interest-bearing liabilities	60			406
Capital accounts	50,749			52,816

Total liabilities and capital accounts	$471,768			$362,391

Net interest income		$5,267			$5,197
Interest rate spread			1.74%			2.49%
Net interest-earning assets	$68,589			$67,510

Net interest margin			2.33%			2.99%
Average earning assets to average interest-bearing liabilities			118.02%			124.39%

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

	For the three months ended December 31, 2006 compared to the three months ended December 31, 2005
	Increase (decrease) due to
	Rate	Volume	Net
INTEREST INCOME

Investment securities	$258	$549	$807
Loans	155	672	827
Other interest-earning assets	71	(83)	(12)

TOTAL INTEREST INCOME	484	1,138	1,622

INTEREST EXPENSE:

NOW accounts	(11)	(40)	(51)
Savings accounts	(3)	(4)	(7)
Money Market accounts	(8)	(54)	(62)
Time deposits	383	455	838
Other borrowed money	248	809	1,057

TOTAL INTEREST INCOME	609	1,166	1,775

CHANGE IN NET INTEREST INCOME	$(125)	$(28)	$(153)

	For the six months ended December 31, 2006 compared to the six months ended December 31, 2005
	Increase(Decrease) Due to
	Rate	Volume	Net
INTEREST INCOME

Investment securities	$628	$1,543	$2,171
Loans	316	1,261	1,577
Other interest-earning assets	41	(35)	6

TOTAL INTEREST INCOME	985	2,769	3,754

INTEREST EXPENSE:

NOW accounts	(27)	(76)	(103)
Savings accounts	5	17	22
Money Market accounts	(11)	(75)	(86)
Time deposits	661	1,041	1,702
Other borrowed money	548	1,601	2,149

TOTAL INTEREST INCOME	1,176	2,508	3,684

CHANGE IN NET INTEREST INCOME	$(191)	$261	$70

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of December 31, 2006 of $123.8 million with unused borrowing capacity of $38.9 million. The Bank also had brokered CDs as of December 31, 2006 of $23.9 million, an increase of $5.8 million since June 30, 2006, and the ability to originate additional brokered CDs, up to our policy limit of 10% of total assets.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the six months ended December 31, 2006 and 2005, the Bank originated loans net of principal payments of approximately $16.5 million and $12.5 million, respectively. Purchases of securities totaled $20.4 million and $73.1 million, for the six months ended December 31, 2006 and 2005, respectively.

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

Certificates of deposits totaled $158.5 million at December 31, 2006. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at December 31, 2006 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at December 31, 2006.

	Required	Actual
Ratio of Tier 1 Capital to total assets	4%	8.23%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	15.02%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	14.38%

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

For the six months ended December 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Part II. – OTHER INFORMATION

Item 1.	Legal Proceedings – Not applicable
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table presents a summary of the Company’s share repurchases during the quarter ended December 31,2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
October 1 through October 31, 2006	0	$—	253,365	93,635
November 1 through November 30, 2006	0	$—	253,365	93,635
December 1 through December 31, 2006	0	$—	253,365	93,635

(1)	On December 12, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its issued and outstanding shares, or up to 347,000 shares.

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company convened its 2006 Annual Meeting of Stockholders on November 3, 2006. At the meeting, the stockholders of the Company considered and voted on the following proposals:

Ballot No. 1. The election of Charles W. Bentley, Jr. and Robert J. Halloran, Jr., each to serve as a director for a term of one year and until his successor has been elected and qualified and the election of Thomas A. Borner, Richard A. Loomis and John P. Miller, each to serve as a director for a term of three years and until his successor has been elected and qualified.

The results of Ballot No. 1 were as follows:

	For	Withheld
Charles W. Bentley, Jr	6,009,584	36,966

Robert J. Halloran, Jr.	5,771,079	275,471

Thomas A. Borner	5,770,979	275,571

Richard A. Loomis	6,013,070	33,480

John P. Miller	6,008,106	38,444

Ballot No. 2. The ratification of the appointment of Whittlesey & Hadley, P.C. as the independent registered public accounting firm of the Company for the fiscal year ending June 30, 2007.

The results of Ballot No. 2 were as follows:

	For	Against	Abstain
Number of votes	6,010,892	20,408	15,250
Percentage of shares voting in person or by proxy	99.7%	0.3%	—

Item 5.	Other Information – Not applicable

Item 6.	Exhibits

Exhibits
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date February 12, 2007	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date February 12, 2007	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President and Treasurer