Form 10QSB
period 2007-03-31
PSB Holdings, Inc.
filed 2007-05-11
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 2, 2007, there were 6,798,396 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PSB Holdings, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	March 31, 2007	June 30, 2006
	(in thousands, except share data)
ASSETS
Cash and due from depository institutions	$7,243	$6,695
Federal funds sold and money market accounts	9,325	1,500
Available-for-sale securities, at fair value	220,967	245,107

Loans receivable, gross	225,213	202,053
Allowance for loan losses	(1,814)	(1,582)

Loans receivable, net	223,399	200,471

Premises and equipment, net	4,255	4,504
Intangible assets	8,068	8,265
Other assets	9,729	7,875

TOTAL ASSETS	$482,986	$474,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$288,953	$296,965
Borrowed funds	138,799	124,593
Mortgagors’ escrow accounts	754	1,130
Other liabilities	2,846	2,817

Total Liabilities	431,352	425,505

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,800,396 shares outstanding at March 31, 2007 and 6,808,764 shares outstanding at June 30, 2006	694	694
Additional paid-in capital	30,142	30,454
Unearned ESOP shares	(2,347)	(2,347)
Unearned stock awards	(885)	(1,219)
Retained earnings	25,955	25,219
Treasury stock, at cost (142,729 shares at March 31, 2007 and 134,361 shares at June 30, 2006)	(1,528)	(1,437)
Accumulated other comprehensive (loss)	(397)	(2,452)

Total Stockholders’ Equity	51,634	48,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$482,986	$474,417

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands, except share data)
Interest income:
Interest on loans	$3,495	$2,763	$10,285	$7,976
Interest and dividends on investments and deposits	2,813	2,345	8,595	5,949

Total interest income	6,308	5,108	18,880	13,925

Interest expense:
Deposits and escrow	2,021	1,487	6,032	3,963
Borrowed funds	1,743	872	5,037	2,016

Total interest expense	3,764	2,359	11,069	5,979

Net interest income	2,544	2,749	7,811	7,946
Provision for loan losses	78	50	264	85

Net interest income after provision for loan losses	2,466	2,699	7,547	7,861

Noninterest income:
Fees for services	530	458	1,687	1,169
Net gain on sale of loans	25	46	67	98
Net commissions from brokerage service	20	24	98	95
Other income	100	53	234	166
Net investment security gains(losses)	2	117	(67)	237

Total noninterest income	677	698	2,019	1,765
Noninterest expense:
Compensation and benefits	1,457	1,365	4,393	3,900
Occupancy and equipment	324	380	978	978
Data processing	204	222	612	579
Advertising and marketing	110	79	309	204
Other noninterest expense	585	660	1,842	1,709

Total noninterest expense	2,680	2,706	8,134	7,370

Income before income tax expense	463	691	1,432	2,256

Income tax expense	169	160	162	571

NET INCOME	$294	$531	$1,270	$1,685

Earnings per common share
Basic	$0.04	$0.08	$0.19	$0.24
Diluted	$0.04	$0.08	$0.19	$0.24

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$1,270	$1,685
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	264	85
Stock-based compensation expense	275	160
Amortization of core deposit intangible	197	129
Depreciation	434	433
Net amortization on available-for-sale securities	(109)	194
Amortization of premium on purchased loans	26	47
ESOP expense including tax effect of release	—	98
Net realized investment security gains	67	(237)
Originations of loans for resale	(8,072)	(9,595)
Proceeds from sale of loans	8,777	9,886
Gain on sale of loans	(67)	(98)
Net change in:
Deferred loan fees	(247)	(100)
Other assets	(165)	(1,018)
Other liabilities	(246)	323

Net cash provided(used) by operating activities	2,404	1,992

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	27,372	11,624
Proceeds from maturities of available-for-sale securities	49,175	34,928
Purchase of available-for-sale securities	(48,999)	(110,715)
Loan originations net of principal payments	(23,609)	(18,540)
Net cash provided by branch acquisition	—	53,615
Investment in Bank Owned Life Insurance	(3,000)	—
Purchase of premises and equipment	(185)	(347)

Net cash provided(used) by investing activities	754	(29,435)

Cash flows from financing activities
Change in savings and demand deposit accounts	(9,506)	(18,511)
Change in time deposit accounts	1,494	29,642
Proceeds from long term borrowings	117,425	24,200
Repayments of long term borrowings	(74,068)	(14,208)
Net change in short term borrowings	(29,151)	13,265
Change in mortgagors’ escrow account	(376)	(370)
Acquisition of treasury shares	(68)	(2,149)
Dividends paid	(535)	(499)

Net cash provided(used) by financing activities	5,215	31,370

Increase(decrease) in cash and cash equivalents	8,373	3,927
Cash and cash equivalents at beginning of year	8,195	7,705

Cash and cash equivalents at end of period	$16,568	$11,632

Supplemental disclosures
Cash paid during the year for:
Interest	$11,294	$5,973
Income taxes	$542	$552

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

NOTE 2 – Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2007. These financial statements should be read in conjunction with the 2006 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 15, 2006.

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

During the first quarter of 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose and measure many financial instruments and certain other items at fair value. The Company will be required to adopt SFAS No. 159 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 159 on its financial position and results of operations. Early adoption is permitted.

In September 2006, the Emerging Issues Task Force issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or APB No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 or APB No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF Issue 06-4 on its financial statements.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months and nine months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Basic EPS computation:
Net income	$294,000	$531,000

Weighted average shares outstanding	6,718,915	6,815,653

Basic EPS	$0.04	$0.08

Diluted EPS computation:
Net income	$294,000	$531,000

Weighted average shares outstanding	6,718,915	6,815,653
Dilutive potential shares	92,586	133,743

	6,811,501	6,949,396
Diluted EPS	$0.04	$0.08

	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006
Basic EPS computation:
Net income	$1,270,000	$1,685,000

Weighted average shares outstanding	6,705,539	6,901,069

Basic EPS	$0.19	$0.24

Diluted EPS computation:
Net income	$1,270,000	$1,685,000

Weighted average shares outstanding	6,705,539	6,901,069
Dilutive potential shares	107,083	130,184

	6,812,622	7,031,253
Diluted EPS	$0.19	$0.24

NOTE 5 – Acquisitions

On October 14, 2005, the Company completed its acquisition of three branches from People’s Bank, Bridgeport, Connecticut. The acquisition included $60.6 million in deposits, $233,000 in loans and $150,000 in fixed assets.

NOTE 6 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	March 31, 2007
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$16,985	$—	$(119)	$16,866
From one through five years	17,326	—	(99)	17,227
From five through ten years	1,674	—	—	1,674
After 10 years	6,479	—	(10)	6,469

	42,464	—	(228)	42,236

State agency and municipal obligations:
From five through ten years	609	15	—	624
After ten years	8,518	341	—	8,859

	9,127	356	—	9,483

Corporate bonds and other obligations:
Due within one year	2,005	—	(5)	2,000
From one through five years	11,844	78	(10)	11,912
After ten years	8,044	188	(185)	8,047

	21,893	266	(200)	21,959

Mortgage-backed securities	117,952	186	(1,030)	117,108

Total debt securities	191,436	808	(1,458)	190,786

Marketable equity securities:
Preferred stock	23,000	—	—	23,000
FHLB restricted stock	7,181	—	—	7,181

Total equity securities	30,181	—	—	30,181

Total available-for-sale securities	$221,617	$808	$(1,458)	$220,967

NOTE 6 – Investment Securities – (Continued)

	June 30, 2006
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$14,025	$—	$(180)	$13,845
From one through five years	27,010	—	(619)	26,391
From five through ten years	1,851	—	(49)	1,802

	42,886	—	(848)	42,038

State agency and municipal obligations:
From five through ten years	609	10	—	619
After ten years	8,515	279	—	8,794

	9,124	289	—	9,413

Corporate bonds and other obligations:
Due within one year	6,797	—	(45)	6,752
From one through five years	9,890	—	(130)	9,760
After ten years	8,043	198	(172)	8,069

	24,730	198	(347)	24,581

Mortgage-backed securities	113,808	81	(3,389)	110,500

Total debt securities	190,548	568	(4,584)	186,532

Marketable equity securities:
Preferred stock	52,198	—	—	52,198
FHLB restricted stock	6,377	—	—	6,377

Total equity securities	58,575	—	—	58,575

Total available-for-sale securities	$249,123	$568	$(4,584)	$245,107

There were gross gains of $15,000 and gross losses of $82,000 realized on available-for-sale securities for the nine months ended March 31, 2007 as compared to gross gains of $249,000 and gross losses of $12,000 for the nine months ended March 31, 2006.

NOTE 7 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three and nine months ended March 31, 2007, as compared to the year-ago periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Balance, beginning of period	$1,754	$1,471	$1,582	$1,359
Provision for loan losses	78	50	264	85
Charge offs	(24)	(38)	(66)	(61)
Recoveries	6	2	34	4
Transfer from reserve for off-balance sheet items	—	—	—	98

Balance, end of period	$1,814	$1,485	$1,814	$1,485

At March 31, 2007 and 2006, the Company had loans with balances of $1,620,730 (representing 7 loans) and $69,030 (representing 3 loans), respectively, on nonaccrual status. At March 31, 2007, 2 loans totaling $1,312,641 were considered impaired and had an allocated allowance for loan loss of $196,896. There were no impaired loans as of March 31, 2006.

NOTE 8 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005 (see Note 5). The goodwill is evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period. The carrying amount of goodwill and core deposit intangible as of March 31, 2007 was $6.9 million and $1.2 million, respectively. The amortization expense related to the core deposit intangible for the three months ended March 31, 2007 and 2006 was $65,570 and $70,569, respectively. The amortization expense related to the core deposit intangible for the nine months ended March 31, 2007 and 2006 was $196,711 and $129,377, respectively.

	March 31, 2007
	Gross Carrying Amount	Accumulated Depreciation	Unamortized Intangible Assets
Intangible Assets:
Core Deposit Intangible	$1,552,521	$396,657	$1,155,864

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

Core Deposit Intangible
Three months ending June 30, 2007	$65,571
Year ending June 30, 2008	234,054
Year ending June 30, 2009	205,827
Year ending June 30, 2010	177,599
Year ending June 30, 2011	149,371
Year ending June 30, 2012	121,144
Year ending June 30, 2013	92,916
Year ending June 30, 2014	64,688
Year ending June 30, 2015	36,461
Year ending June 30, 2016	8,233

Total estimated amortization expense	$1,155,864

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income	$294	$531	$1,270	$1,685

Other comprehensive income(loss):
Net unrealized holding gains(losses) on available-for-sale securities	300	(1,462)	3,299	(3,199)
Reclassification adjustment for (gain) loss recognized in net income	(2)	(117)	67	(237)

Other comprehensive gains(loss) before tax expense	298	(1,579)	3,366	(3,436)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(116)	615	(1,311)	1,339

Other comprehensive income (loss) net of tax	182	(964)	2,055	(2,097)

Total comprehensive income(loss)	$476	$(433)	$3,325	$(412)

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

The Company has elected to comply with the Financial Accounting Standards Board’s SFAS No.123(R), “Share- Based Payment”, beginning with the period ended December 31, 2005, prior to the mandatory compliance date for the Company of July 1, 2006. In accordance with Statement No.123 (R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended March 31, 2007 and March 31, 2006 of $96,033 and $100,444, respectively. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the nine months ended March 31, 2007 and March 31, 2006 of $275,256 and $160,526, respectively.

The weighted-average fair value of stock options granted on November 7, 2005 and June 7, 2006 using the Black-Scholes option pricing method was $2.00 per share and $1.97 per share, respectively. Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

	November 7, 2005	June 7, 2006
	Grant	Grant
Dividend yield	1.89%	2.23%
Expected volatility	12.65%	12.17%
Risk-free rate	4.56%	4.95%
Expected life in years	6.5	6.5
Fair value	$2.00	$1.97

NOTE 11 – Dividends

On March 21, 2007, the Board of Directors of the Company declared a cash dividend of $0.06 a share for stockholders of record as of April 5, 2007 and payable on April 19, 2007. The dividends declared totaling $209,000 were accrued and are included in other liabilities in the March 31, 2007 Consolidated Statements of Financial Condition. Putnam Bancorp, MHC, the mutual holding company, waived all but $25,000 of the dividend declared by the Company.

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

The contractual amounts of outstanding commitments were as follows:

	March 31, 2007	June 30, 2006
	(in thousands)
Commitments to extend credit:
Loan commitments	$6,987	$6,160
Unadvanced construction loans	6,988	5,486
Unadvanced lines of credit	14,887	15,368
Standby letters of credit	2,866	1,128

Outstanding commitments	$31,728	$28,142

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 2007 and 2006, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2006 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 15, 2006.

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

During the nine months ended March 31, 2007, the cost of our interest-bearing liabilities continued to increase more rapidly than yields on our interest-earning assets, reflecting the inverted yield curve. This has reduced the Company’s net interest margin from 2.94% for the nine months ended March 31, 2006 to 2.31% for the nine months ended March 31, 2007. In addition, noninterest expense increased 10.4% during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006, reflecting in part the impact of our branch acquisition completed on October 14, 2005 and the new supermarket branch in Putnam that opened in August 2006. These effects were partially offset by a 14.4% increase in non-interest income during the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006.

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In November 2006, the Financial Accounting Standards Board issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amended SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock. Effective March 31, 2007 and 2006, management evaluated the Company’s investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future. As a result, management did not consider any unrealized losses as “other-than-temporary” at March 31, 2007 and 2006.

Comparison of Financial Condition at March 31, 2007 and June 30, 2006

Assets

Total assets of the Company were $483.0 million at March 31, 2007, an increase of $8.6 million, or 1.8%, from $474.4 million at June 30, 2006. Investments in available-for-sale securities decreased $24.1 million, or 9.8%, to $221.0 million at March 31, 2007 compared to $245.1 million at June 30, 2006. Total loans outstanding increased $23.2 million, or 11.5%, to $225.2 million at March 31, 2007 from $202.0 million at June 30, 2006. This increase was due to an increase of $17.3 million, or 11.4%, in residential mortgage loans. In addition, commercial loans increased $5.9 million, or 12.0%, from June 30, 2006 to March 31, 2007, which reflected the continued strong performance by the Company’s Business Banking Group.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at March 31, 2007 and June 30, 2006.

	March 31, 2007	June 30, 2006
	(Dollars in thousands)
Allowance for loan losses	$1,814	$1,582
Gross loans outstanding	225,213	202,053
Nonperforming loans	1,621	1,451

Allowance/gross loans outstanding	0.81%	0.78%
Allowance/nonperforming loans	112%	109%

Past due and Nonperforming loans

The following table sets forth information regarding past due and non-accrual loans:

	March 31, 2007	June 30, 2006
	(in thousands)
Past due 30 days through 89 days and accruing	$1,687	$552
Past due 90 days or more and accruing	$444	$75
Past due 90 days or more and nonaccruing	$1,621	$1,376

Liabilities

Total liabilities increased $5.8 million, or 1.4%, to $431.3 million at March 31, 2007 from $425.5 million at June 30, 2006, primarily due to an increase in borrowed funds of $14.2 million, or 11.4% which was partial offset by a decrease in total deposits of $8.0 million. Of this $8.0 million reduction in deposits, $6.7 million was due to a decrease in Brokered certificates of deposits.

Stockholders’ Equity

Total stockholders’ equity increased $2.7 million, or 5.6%, to $51.6 million at March 31, 2007 from $48.9 million at June 30, 2006. This was primarily due to the increase in the accumulated other comprehensive income of $2.1 million and net income of $1.3 million. This was partially offset by dividends of $536,000. During the nine months ended March 31, 2007, 6,368 shares of the Company’s stock were repurchased at a total cost of $67,939. The unrealized loss in the available-for-sale securities was attributable solely to interest rate movements. Management does not consider the loss to be other than temporary.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net Income

Net income decreased $237,000, or 44.6%, to $294,000 for the three months ended March 31, 2007 from net income of $531,000 for the three months ended March 31, 2006. The decrease in net income reflected lower net interest and dividend income due to the flat yield curve. In addition, during the three months ended March 31, 2007, the Company established a new subsidiary, Putnam Bank Mortgage Servicing Company, a qualified “passive investment company,” that is intended to reduce Connecticut state taxes on interest earned on real estate loans in future years. As part of this formation of the subsidiary, the Company incurred a one-time adjustment to deferred taxes that resulted in additional tax expense of $147,000 for the three and nine months ended March 31, 2007. The lower net income also resulted from a decrease in net gains on sales of securities of $115,000 realized during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. In addition, there was an increase in the loan loss provision for the three months ended March 31, 2007, which were partially offset by an improvement in noninterest income and a decrease in noninterest expense.

Interest and Dividend Income

Interest and dividend income increased by $1.2 million, or 23.5%, to $6.3 million for the three months ended March 31, 2007 from $5.1 million for the three months ended March 31, 2006. The increase in interest and dividend income resulted primarily from an increase of $61.4 million, or 15.7%, in average interest-earning assets and an increase of 35 basis points in the average yield on our interest-earning assets between the periods. This increase was primarily due to the net cash from the recently completed branch acquisitions being deployed into loans and investments. The yield on total interest-earning assets increased to 5.66% for the three months ended March 31, 2007 from 5.31% for the three months ended March 31, 2006. Interest income on loans increased by $732,000, or

26.5%, to $3.5 million from $2.8 million. Interest and dividends on investments and deposits increased $468,000, or 20.0%, to $2.8 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006.

Interest Expense

Interest expense increased by $1.4 million, or 59.6%, to $3.8 million for three months ended March 31, 2007 from $2.4 million for the three months ended March 31, 2006. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $61.1 million, or 18.8%, from period to period and an increase of 101 basis points in the average cost of our interest-bearing liabilities to 3.96% for the three months ended March 31, 2007 from 2.95% for the three months ended March 31, 2006. The increase in average interest-bearing liabilities reflected an increase of $6.7 million in average interest-bearing deposits and an increase of $54.4 million in average other borrowed money from March 31, 2006 to March 31, 2007.

Net Interest Income

Net interest income for the three months ended March 31, 2007 was $2.5 million, a decrease of $205,000 or 7.5% over the three months ended March 31, 2006. This decrease was primarily due to a reduction in the net interest margin from 2.86% for the three months ended March 31, 2006 to 2.28% for the three months ended March 31, 2007. During the three months ended March 31, 2007, the cost of our interest-bearing liabilities continued to increase more rapidly than yields on our interest-earning assets, reflecting the inverted yield curve. In response to the challenging interest rate environment, we increased our investment in Auction Rate Preferred securities, from an average of $22.5 million for the three months ended March 31, 2006 to $33.9 million for the three months ended March 31, 2007. These investments, although issued at a lower coupon rate, are eligible for the dividends-received deduction for tax purposes. This results in a higher yield after taxes. We also increased our investment in tax-exempt Bank Owned Life Insurance. These strategies resulted in an income tax expense of $169,000 for the three months ended March 31, 2007 compared to an income tax expense of $160,000 for the three months ended March 31, 2006. Excluding the one-time tax adjustment of $147,000, income tax expense would have decreased $138,000 or 86.3% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Provision for Loan Losses

The provision for loan losses increased by $28,000, or 56.0%, to $78,000 for the three months ended March 31, 2007 from $50,000 for the three months ended March 31, 2006. This was primarily attributable to the growth in average total loans of $39.5 million from period to period.

Noninterest Income

Noninterest income decreased $21,000, or 3.0%, to $677,000 for the three months ended March 31, 2007 from $698,000 for the three months ended March 31, 2006. This resulted primarily from a decrease in net gains on securities sales of $115,000. This was partially offset by an increase in service fee income of $72,000.

Noninterest Expense

Noninterest expense decreased by $26,000, or 1.0%, to $2.68 million for the three months ended March 31, 2007 from $2.71 million for the three months ended March 31, 2006. The decrease in noninterest expense was primarily due to decreases in occupancy and equipment expense and other noninterest expenses. Occupancy expense decreased $56,000, or 14.7% to $324,000 for the three months ended March 31, 2007 from $380,000 for the three months ended March 31, 2006. This was primarily due to decreases in depreciation expense of $12,000, rent expense of $11,000 and real estate tax expense of $10,000. Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses decreased $62,000, or 6.5% to $899,000 for the three months ended March 31, 2007 from $961,000 for the three months ended March 31, 2006. This was primarily due to decreases in consultant expense of $19,000, investor relations expense of $30,000 and service bureau expense of $17,000. Compensation and benefits expense increased by $92,000, or 6.7%, to $1.5 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. The primary reasons for the increase were higher staffing costs and higher medical insurance premiums. The current quarter included $53,000 in employee stock-based compensation expense as compared to $60,000 for the three months ended March 31, 2006.

Provision for Income Taxes

The income tax expense increased by $9,000, or 5.6%, to $169,000 for the three months ended March 31, 2007 as compared to a $160,000 expense for the three months ended March 31, 2006. Our effective tax rate was 36.5% for the three months ended March 31, 2007, compared to 23.2% for the three months ended March 31, 2006. As mentioned above, as part of the formation of the new subsidiary, the Company incurred a one-time adjustment to deferred taxes that resulted in additional tax expense of $147,000 for the three and nine months ended March 31, 2007. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Comparison of Operating Results for the Nine Months Ended March 31, 2007 and 2006

Net Income

Net income decreased $415,000, or 24.6%, to $1.3 million for the nine months ended March 31, 2007 from net income of $1.7 million for the nine months ended March 31, 2006. The decrease in net income reflected lower net interest and dividend income due to the flat yield curve. In addition, as part of the formation of Putnam Bank Mortgage Servicing Company, the Company incurred a one-time adjustment to deferred taxes that resulted in additional tax expense of $147,000 for the nine months ended March 31, 2007. The lower net income also resulted from a decrease in net gains on sales of securities of $304,000 realized during the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006. In addition, there was an increase in the loan loss provision and noninterest expense for the nine months ended March 31, 2007, which were partially offset by an improvement in noninterest income.

Interest and Dividend Income

Interest and dividend income increased by $5.0 million, or 35.6%, to $18.9 million for the nine months ended March 31, 2007 from $13.9 million for the nine months ended March 31, 2006. The increase in interest and dividend income resulted primarily from an increase of $90.6 million, or 25.2%, in average interest-earning assets and an increase of 43 basis points in the average yield on our interest-earning assets between the periods. This increase was primarily due to the net cash from the recently completed branch acquisitions being deployed into loans and investments. The yield on total interest-earning assets increased to 5.59% for the nine months ended March 31, 2007 from 5.16% for the nine months ended March 31, 2006. Interest income on loans increased by $2.3 million, or 28.9%, to $10.3 million from $8.0 million. Interest and dividends on investments and deposits increased $2.6 million, or 44.5%, to $8.6 million for the nine months ended March 31, 2007 from $6.0 million for the nine months ended March 31, 2006.

Interest Expense

Interest expense increased by $5.1 million, or 85.1%, to $11.1 million for nine months ended March 31, 2007 from $6.0 million for the nine months ended March 31, 2006. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $89.8 million, or 30.7%, from period to period and an increase of 114 basis points in the average cost of our interest-bearing liabilities to 3.86% for the nine months ended March 31, 2007 from 2.72% for the nine months ended March 31, 2006. The increase in average interest-bearing liabilities reflected an increase of $27.8 million in average interest-bearing deposits and an increase of $62.0 million in average other borrowed money from March 31, 2006 to March 31, 2007.

Net Interest Income

Net interest income for the nine months ended March 31, 2007 was $7.8 million, a decrease of $135,000 or 1.7% over the nine months ended March 31, 2006. This was primarily due to a reduction in the net interest margin from 2.94% for the nine months ended March 31, 2006 to 2.31% for the nine months ended March 31, 2007. During the nine months ended March 31, 2007, the cost of our interest-bearing liabilities continued to increase more rapidly than yields on our interest-earning assets, reflecting the inverted yield curve. In response to the challenging interest rate environment, we increased our investment in Auction Rate Preferred securities, from an average of $21.7 million for the nine months ended March 31, 2006 to $40.5 million for the nine months ended March 31, 2007. These investments, although issued at a lower coupon rate, are eligible for the dividends-received deduction for tax purposes. This results in a higher yield after taxes. We also increased our investment in tax-exempt Bank Owned Life Insurance. Excluding the one-time tax adjustment of $147,000, income tax expense would have decreased $556,000 or 97.4% for the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006.

Provision for Loan Losses

The provision for loan losses increased by $179,000, or 210.6%, to $264,000 for the nine months ended March 31, 2007 from $85,000 for the nine months ended March 31, 2006. This was primarily attributable to the growth in average total loans of $39.7 million from period to period.

Noninterest Income

Noninterest income increased $254,000, or 14.4%, to $2.0 million for the nine months ended March 31, 2007 from $1.8 million for the nine months ended March 31, 2006. The increase in noninterest income resulted primarily from an increase in service fee income of $518,000 which was partially offset by a decrease in net gains on sale of securities of $304,000.

Noninterest Expense

Noninterest expense increased by $764,000, or 10.4%, to $8.1 million for the nine months ended March 31, 2007 from $7.4 million for the nine months ended March 31, 2006. The increase in noninterest expense was primarily due to an increase in compensation and benefits and other noninterest expenses. Compensation and benefits expense increased by $493,000, or 12.6%, to $4.4 million for the nine months ended March 31, 2007 from $3.9 million for the nine months ended March 31, 2006. The primary reasons for the increase were the compensation and benefits expense associated with the acquisition of the three new branches and the new supermarket branch opened in Putnam, Connecticut during August 2006, in addition to increased staffing expenses and higher medical insurance premiums. The nine months ended March 31, 2007 included $162,000 in employee stock-based compensation expense as compared to $96,000 for the nine months ended March 31, 2006. Occupancy and equipment expense remained unchanged at $978,000 for the nine months ended March 31, 2007 and March 31, 2006. Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses increased by $271,000, or 10.9%, to $2.8 million for the nine months ended March 31, 2007 from $2.5 million for the nine months ended March 31, 2006. This was primarily due to increases in data processing fees of $33,000, Core Deposit Intangible amortization expense of $67,000, marketing expense of $104,000, Director stock based awards of $49,000, postage expense of $11,000 and higher professional fees related to being a public company.

Provision for Income Taxes

The income tax expense decreased by $409,000, or 71.6%, to $162,000 for the nine months ended March 31, 2007 as compared to a $571,000 expense for the nine months ended March 31, 2006. Our effective tax rate was 11.3% for the nine months ended March 31, 2007, compared to 25.3% for the nine months ended March 31, 2006. As mentioned above, as part of the formation of the new subsidiary, the Company incurred a one-time adjustment to deferred taxes that resulted in additional tax expense of $147,000 for the three and nine months ended March 31, 2007. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the three months ended March 31,
	2007			2006
	(Dollars in thousands)
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Interest-earning assets:
Investment securities	$224,828	$2,748	4.96%	$206,845	$2,331	4.57%
Loans	221,903	3,495	6.39%	182,446	2,763	6.14%
Other earning assets	5,117	65	5.15%	1,159	14	4.90%

Total interest-earnings assets	451,848	6,308	5.66%	390,450	5,108	5.31%
Non-interest-earning assets	26,142			24,803

Total assets	$477,990			$415,253

Interest-bearing liabilities:
NOW accounts	$25,696	99	1.56%	$31,509	133	1.71%
Savings accounts	50,745	92	0.74%	54,462	99	0.74%
Money market accounts	19,319	84	1.76%	29,603	121	1.66%
Time deposits	154,981	1,746	4.57%	128,515	1,134	3.58%
Borrowed money	134,953	1,743	5.24%	80,481	872	4.39%

Total interest-bearing liabilities	385,694	3,764	3.96%	324,570	2,359	2.95%
Non-interest-bearing demand deposits	38,839			38,574
Other non-interest-bearing liabilities	1,241			750
Capital accounts	52,216			51,359

Total liabilities and capital accounts	$477,990			$415,253

Net interest income		$2,544			$2,749
Interest rate spread			1.70%			2.36%
Net interest-earning assets	$66,154			$65,880

Net interest margin			2.28%			2.86%
Average earning assets to average interest-bearing liabilities			117.15%			120.30%

	For the nine months ended March 31,
	2007			2006
	(Dollars in thousands)
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Interest-earning assets:
Investment securities	$231,220	$8,465	4.88%	$181,091	$5,878	4.32%
Loans	215,480	10,285	6.36%	175,744	7,976	6.05%
Other earning assets	3,353	130	5.16%	2,599	71	3.64%

Total interest-earnings assets	450,053	18,880	5.59%	359,434	13,925	5.16%
Non-interest-earning assets	23,759			20,321

Total assets	$473,812			$379,755

Interest-bearing liabilities:
NOW accounts	$24,929	291	1.56%	$33,182	429	1.72%
Savings accounts	51,964	288	0.74%	50,145	272	0.72%
Money market accounts	20,627	258	1.67%	30,084	381	1.69%
Time deposits	155,941	5,195	4.44%	112,253	2,881	3.42%
Borrowed money	128,802	5,037	5.21%	66,794	2,016	4.02%

Total interest-bearing liabilities	382,263	11,069	3.86%	292,458	5,979	2.72%
Non-interest-bearing demand deposits	39,870			34,440
Other non-interest-bearing liabilities	448			519
Capital accounts	51,231			52,338

Total liabilities and capital accounts	$473,812			$379,755

Net interest income		$7,811			$7,946
Interest rate spread			1.73%			2.44%
Net interest-earning assets	$67,790			$66,976

Net interest margin			2.31%			2.94%
Average earning assets to average interest-bearing liabilities			117.73%			122.90%

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

	For the three months ended March 31, 2007 compared to the three months ended March 31, 2006
	Increase (decrease) due to		Net
	Rate	Volume
INTEREST INCOME
Investment securities	$206	$211	$417
Loans	114	618	732
Other interest-earning assets	1	50	51

TOTAL INTEREST INCOME	321	879	1,200

INTEREST EXPENSE:

NOW accounts	(11)	(23)	(34)
Savings accounts	—	(7)	(7)
Money Market accounts	47	(84)	(37)
Time deposits	351	261	612
Other borrowed money	193	678	871

TOTAL INTEREST INCOME	580	825	1,405

CHANGE IN NET INTEREST INCOME	$(259)	$54	$(205)

	For the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006
	Increase(Decrease) Due to		Net
	Rate	Volume
INTEREST INCOME
Investment securities	$818	$1,769	$2,587
Loans	430	1,879	2,309
Other interest-earning assets	35	24	59

TOTAL INTEREST INCOME	1,283	3,672	4,955

INTEREST EXPENSE:
NOW accounts	(39)	(99)	(138)
Savings accounts	6	10	16
Money Market accounts	(5)	(118)	(123)
Time deposits	1,003	1,311	2,314
Other borrowed money	730	2,291	3,021

TOTAL INTEREST INCOME	1,695	3,395	5,090

CHANGE IN NET INTEREST INCOME	$(412)	$277	$(135)

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of March 31, 2007 of $135.0 million with unused borrowing capacity of $29.8 million. The Bank also had brokered CDs as of March 31, 2007 of $11.4 million, a decrease of $6.7 million since June 30, 2006, and the ability to originate additional brokered CDs, up to our policy limit of 10% of total assets.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the nine months ended March 31, 2007 and 2006, the Bank originated loans net of principal payments of approximately $23.6 million and $18.5 million, respectively. Purchases of securities totaled $49.0 million and $110.7 million, for the nine months ended March 31, 2007 and 2006, respectively.

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

Certificates of deposits totaled $147.1 million at March 31, 2007. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at March 31, 2007 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at March 31, 2007.

	Required	Actual
Ratio of Tier 1 Capital to total assets	4%	8.24%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	15.85%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	15.15%

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

For the nine months ended March 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

c) The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 through January 31, 2007	0	$—	253,365	93,635
February 1 through February 28, 2007	0	$—	253,365	93,635
March 1 through March 31, 2007	2,232	$10.73	255,597	91,403

(1)	On December 12, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its issued and outstanding shares, or up to 347,000 shares.

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable

Item 5.	Other Information – Not applicable

Item 6.	Exhibits

Exhibits
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date May 11, 2007	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date May 11, 2007	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President and Treasurer