Form 10KSB
period 2007-06-30
PSB Holdings, Inc.
filed 2007-09-21
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

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

Common Stock, par value $0.10 per share

(Title of Class)

NASDAQ Global Market

(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1) YES  ☒    NO  ☐

(2) YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES    ☒  NO

The Registrant’s revenues for the fiscal year ended June 30, 2007 were $28.1 million.

As of August 31, 2007, there were 6,943,125 shares issued and 6,670,713 outstanding of the Registrant’s Common Stock, including 3,729,846 shares owned by Putnam Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of August 31, 2007 was $21.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2007 Annual Meeting of Stockholders (Part II and III)

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

PSB Holdings, Inc.

PSB Holdings, Inc. is the federally chartered stock holding company of Putnam Savings Bank, and owns 100% of the common stock of Putnam Savings Bank. PSB Holdings, Inc. also owns investment securities valued at $2.1 million as of June 30, 2007. We have not engaged in any significant business activity other than owning the common stock of Putnam Savings Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501. 55.9% of the outstanding stock of PSB Holdings, Inc. is owned by Putnam Bancorp, MHC.

Putnam Bancorp, MHC

Putnam Bancorp, MHC is a federally chartered mutual holding company. Putnam Bancorp, MHC has not engaged in any significant business activity other than owning the common stock of PSB Holdings, Inc. Putnam Bancorp, MHC owns 55.9% of the outstanding shares of common stock of PSB Holdings, Inc. So long as Putnam Bancorp, MHC exists, it is required to own a majority of the voting stock of PSB Holdings, Inc. As a result, stockholders other than Putnam Bancorp, MHC will not be able to exercise voting control over most matters put to a vote of stockholders and Putnam Bancorp, MHC, through its Board of Directors, will be able to exercise voting control over most matters put to a vote of stockholders.

Putnam Bancorp, MHC is headquartered at 40 Main Street in Putnam, Connecticut and its telephone number at that address is (860) 928-6501.

Putnam Savings Bank

Putnam Savings Bank was originally founded in 1862 as a state-chartered mutual savings bank. In October 2004, the Bank converted to a federally chartered stock savings bank in connection with the offering of common stock by PSB Holdings, Inc. The Bank is headquartered at 40 Main Street in Putnam, Connecticut and conducts substantially all of its business from seven full-service banking offices and one loan origination center. In addition, the Bank maintains a “Special Needs Limited Branch” and a “Limited Service (Mobile) Branch.” The telephone number at the Bank’s main office is (860) 928-6501.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2006, based on the FDIC’s annual Summary of Deposits Report (the most current data available), our market share of deposits represented 18.7% of deposits in Windham County and 1.0% in New London County.

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

Market Area

We operate in a primarily rural market area that has a stable population and household base. We currently operate out of seven offices, of which the most recent branch opened in August of 2006 in Putnam. All of our offices are located in Windham County and New London County, Connecticut. According to a recent census report, during the past seven years, the population of Windham and New London Counties increased by 1.2% and 0.7% annually while the population of the United States increased by 1.2% on an annual basis. During the same period, the number of households in Windham and New London Counties increased 1.1% and 0.9% on an annual basis, compared to the United States increase of 1.3% annually. In 2007, per capita income for Windham County was $26,298, and the median household income was $55,549. In the same year, per capita income for New London County was $32,251, and the median household income was $63,477. These compare to per capita income for the State of Connecticut and the United States of $37,645 and $27,916, respectively, and median household income of $68,430 and $53,154, respectively.

Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east). New London County is to the south of Windham County, located in the Southeastern corner of Connecticut. Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts. Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and manufacturing. These three sectors comprise approximately 64% of the employment base in Windham County. The same three sectors comprise a lesser 54% of the employment base in New London County, however, approximately 28% of the employment base is employed by the government sector. Windham County’s July 2007 unemployment rate of 5.2% was higher than the New London County unemployment rate of 4.3%, higher than the comparable Connecticut unemployment rate of 4.8% and higher than the national unemployment rate of 4.9%. In contrast to the national and Connecticut unemployment trends, Windham County and New London County’s July 2007 unemployment rates of 5.2% and 4.3% were lower than their July 2006 unemployment rates of 5.4% and 4.4%. Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations. Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland and the Rhode Island and Massachusetts communities adjacent to Windham County

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real estate. We retain most of the loans that we originate.

However, we generally sell long-term fixed rate loans in the secondary market. When we sell loans, we generally retain the servicing rights for such loans. One- to four-family residential real estate mortgage loans represented $168.1 million, or 70.0%, of our loan portfolio at June 30, 2007. We also offer commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans (primarily secured by single-family properties) and consumer loans. At June 30, 2007, commercial real estate loans totaled $59.3 million, or 24.6% of our loan portfolio, commercial loans totaled $6.5 million, or 2.6% of our loan portfolio, construction mortgage loans totaled $5.4 million, or 2.2% of our loan portfolio and consumer loans, consisting primarily of auto loans and secured personal loans, totaled $1.4 million, or 0.6% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at June 30,

	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
Residential (1)	$168,126	69.86%	$147,706	71.50%
Commercial real estate	59,274	24.63	48,210	23.34
Residential construction	5,376	2.23	3,551	1.72
Commercial	6,449	2.68	5,693	2.76
Consumer and other	1,439	0.60	1,410	0.68

Total loans	$240,664	100.00%	$206,570	100.00%

Unadvanced construction loans	(8,264)		(5,486)

	232,400		201,084
Net deferred loan costs (fees)	282		35
Allowance for loan losses	(1,780)		(1,582)

Loans, net	$230,902		$199,537

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential (1)		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other Loans		Total Loans
Due During the Years Ending June 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2008	$25,786	6.23%	$18,847	9.64%	$3,236	5.63%	$4,275	9.09%	$575	6.37%	$52,719	7.65%
2009	15,535	5.47%	7,602	8.11%	—	—	995	7.28%	374	7.84%	24,506	6.40%
2010	14,796	5.52%	9,449	7.97%	—	—	527	7.64%	196	7.85%	24,968	6.51%
2011 to 2012	33,105	5.73%	13,409	7.65%	—	—	465	7.50%	172	7.71%	47,151	6.30%
2013 to 2017	36,030	5.85%	1,996	7.51%	—	—	179	6.44%	11	7.25%	38,216	5.94%
2018 and beyond	43,855	5.95%	868	7.75%	—	—	—	—	117	4.00%	44,840	5.98%

Total	$169,107	5.85%	$52,171	8.49%	$3,236	5.63%	$6,441	8.50%	$1,445	6.93%	$232,400	6.51%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2007 that are contractually due after June 30, 2008.

	Fixed	Adjustable	Total
	(In thousands)
Mortgage Loans:
Residential (1)	$90,634	$52,687	$143,321
Commercial real estate	26,659	6,665	33,324
Commercial	2,048	118	2,166
Consumer and other	758	112	870

Total	$120,099	$59,582	$179,681

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

At June 30, 2007, the total amount of loans due after June 30, 2007 that have fixed interest rates was $133.8 million, and the total amount of loans due after that date that have floating or adjustable interest rates was $98.6 million.

Residential Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Windham County and New London County. At June 30, 2007, $168.1 million, or 69.9% of our loan portfolio, consisted of one- to four-family residential mortgage loans. Included within these one- to four-family loans at June 30, 2007 were $12.1 million of home equity loans and $11.8 million of home equity lines of credit. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate mortgage loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential mortgage loans are underwritten according to Fannie Mae policies and procedures. Fixed rate residential mortgage loans with terms of more than 15 years are generally sold in the secondary market, while bi-weekly mortgages are generally retained in our portfolio. Bi-weekly mortgages are loans that require payments be made every two weeks. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $24.5 million of fixed rate one- to four-family residential loans during the year ended June 30, 2007, of which $7.1 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $33.0 million of adjustable rate one- to four-family residential loans during the year ended June 30, 2007, of which $3.0 million was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2007, $72.3 million, or 43.0%, of our one- to four-family residential loans had adjustable rates of interest.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2007, our largest residential mortgage loan had a principal balance of $700,000 and was secured by a residence located in our primary market area. This loan was performing in accordance with its repayment terms.

We also offer home equity loans and home equity of lines of credit, both of which are secured by owner-occupied one- to four-family residences. At June 30, 2007, home equity loans and equity lines of credit totaled $23.8 million, or 14.2% of our residential mortgage loans and 9.9% of total loans. Additionally, at June 30, 2007, the unadvanced amounts of home equity lines of credit totaled $10.7 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 14.25%.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans that are generally secured by five or more unit apartment buildings, construction loans and loans on properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. We also offer real estate development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one- to four-family residential properties. At June 30, 2007, commercial mortgage loans totaled $59.3 million, which amounted to 24.6% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2007 was $6.2 million. Our commercial real estate loans may be made with terms of up to five years with 20 year amortization schedules and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2007 was a performing $2.6 million loan secured by property located in our primary market area.

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

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2007, construction mortgage loans totaled $5.4 million, or 2.2%, of total loans. At June 30, 2007, the unadvanced portion of these construction loans totaled $2.1 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the construction loan converts to a permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2007, our largest outstanding residential construction mortgage loan commitment was for $700,000, $510,000 of which was outstanding. This loan was performing according to its terms at June 30, 2007. Construction loans to individuals are generally made on the same terms as our one- to four-family mortgage loans.

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

Commercial Loans. At June 30, 2007, we had $6.5 million in commercial loans which amounted to 2.7% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2007, our largest commercial loan was a $686,000 loan secured by business assets located in our primary market area. This loan was performing according to its terms at June 30, 2007.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Savings Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $1.4 million, or 0.6% of our total loan portfolio, at June 30, 2007.

The following table shows loan origination, sale and principal repayment activity during the periods indicated.

	Years Ended June 30,
	2007	2006
	(In thousands)
Total loans at beginning of period	$201,119	$166,365
Loans originated:
Residential (1)	57,533	58,879
Commercial real estate	30,271	31,545
Residential construction	8,549	5,528
Commercial	10,007	6,542
Consumer and other	1,171	1,596

Total loans originated	107,531	104,090
Deduct:
Principal repayments	65,081	55,617
Loan sales	10,096	13,690
Other repayments	791	29

Net loan activity	31,563	34,754

Total loans at end of period	$232,682	$201,119

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Origination, Purchase, Sale and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our seven branch offices and one loan origination center. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

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

At June 30, 2007, Putnam Savings Bank was servicing loans sold in the amount of $26.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2007, we originated $57.5 million of fixed rate and adjustable rate one-to four-family loans, of which $47.4 million were retained by us. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At June 30, 2007, our regulatory limit on loans to one borrower was $6.2 million. At that date, the largest aggregate amount loaned by Putnam Savings Bank to one borrower was $3.9 million. The loans comprising this lending relationship were performing in accordance with their terms as of June 30, 2007.

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

	At June 30,
	2007		2006
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans (1)	$55		$63
Commercial real estate	1,480		1,313
Residential construction	—		—
Commercial	3		—
Consumer and other	—		—

Total	1,538	(2)	1,376	(2)

Accruing loans past due 90 days and under:
Residential mortgage loans (1)	—		—
Commercial real estate	—		—
Residential construction	—		—
Commercial	—		—
Consumer and other	—		—

Total	—		—

Accruing loans past due over 90 days:
Residential mortgage loans (1)	—		—
Commercial real estate	—		75
Residential construction	—		—
Commercial	—		—
Consumer and other	—		—

Total	—		75

Total non-performing loans	1,538		1,451

Real estate owned	—		—
Other non-performing assets	—		—

Total non-performing assets	1,538		1,451
Troubled debt restructurings	—		—

Troubled debt restructures and total non-performing assets	$1,538		$1,451

Total non-performing loans to total loans	0.64%		0.70%
Total non-performing loans to total assets	0.31		0.31
Total non-performing assets and troubled debt restructurings to total assets	0.31		0.31

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)	The gross interest income that would have been reported if the loans had performed in accordance with their original terms was $97,942 and $122,046 for the year ended June 30, 2007 and 2006, respectively. Actual income recognized in income was $10,835 and $77,098 for the year ended June 30, 2007 and 2006, respectively.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days Past Due		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2007
Residential (1)	—	$—	1	$16	1	$16
Commercial real estate	1	128	—	—	1	128
Residential construction	—	—	—	—	—	—
Commercial	—	—	1	3	1	3
Consumer and other loans	—	—	—	—	—	—

Total	1	$128	2	$19	3	$147

At June 30, 2006
Residential (1)	3	$133	—	$—	3	$133
Commercial real estate	1	633	2	755	3	1,388
Residential construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—

Total	4	$766	2	$755	6	$1,521

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

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

On the basis of management’s review of its assets, at June 30, 2007 we had classified $1.8 million of our assets as substandard. Of these loans, $1.5 million were considered non-performing and included in the table of Non-Performing Assets. At June 30, 2007, none of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent or is otherwise identified as a problem, we may establish a specific loan loss allowance based on a review of among other things, delinquency status, size of loans, type and market value of collateral and financial condition, of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of June 30, 2007 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews our allowance for loan losses. This agency may require that we recognize additions to the allowance based on its judgment of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$1,582	$1,359
Provision for loan losses	264	200
Charge offs:
Residential (1)	—	—
Commercial real estate	(26)	(10)
Residential construction	—	—
Commercial	—	—
Consumer and other	(86)	(72)

Total charge-offs	(112)	(82)

Recoveries:
Residential (1)	—	—
Commercial real estate	—	—
Residential construction	—	—
Commercial	19	—
Consumer and other	27	7

Total recoveries	46	7

Net (charge-offs) recoveries	(66)	(75)
Transfer to allowance for off-balance sheet items	—	98

Allowance at end of period	$1,780	$1,582

Ratios:
Allowance for loan losses to non-performing loans at end of period	115.73%	109.03%
Allowance for loan losses to total loans outstanding at the end of the period	0.77%	0.79%
Net charge-offs to average loans outstanding	0.03%	0.04%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

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

	At June 30,
	2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgages (1)	$919	51.63%	72.09%	$570	36.03%	73.23%
Commercial loans (2)	788	44.27	27.31	978	61.82	26.09
Consumer loans	25	1.40	0.60	29	1.83	0.68
Unallocated	48	2.70		5	0.32

Total allowance for loan losses	$1,780	100.00%	100.00%	$1,582	100.00%	100.00%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and C & I loans.

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

Investment Activities

Putnam Savings Bank’s Executive Committee is responsible for implementing Putnam Savings Bank’s Investment Policy. The Investment Policy is reviewed annually and any changes to the policy are recommended to, and subject to, the approval of our Board of Directors. The Executive Committee is comprised of our Chairman, President and one rotating director. Authority to make investments under the approved Investment Policy guidelines is delegated by the Executive Committee to appropriate officers. While general investment strategies are developed and authorized by the Asset/Liability Committee, the execution of specific actions rests with the Chief Executive Officer or President who may act jointly or severally as Putnam Savings Bank’s Investment Officer. The Investment Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Investment Officer is authorized to execute investment transactions (purchases and sales) up to $5 million per transaction without the prior approval of the Executive Committee and within the scope of the established investment policy. Each transaction in excess of established limits must receive prior approval of the Executive Committee.

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

U.S. Government and Agency Obligations. At June 30, 2007, the Company’s U.S. Government and Agency securities portfolio totaled $45.0 million, or 20.0% of total investments, all of which were classified as available-for-sale. There were no structured notes in the portfolio. While U.S. Government and Agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

State Agency and Municipal Obligations. These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our investment policy requires that such state agency or municipal obligations be rated “A-” or better by a nationally recognized rating agency. If the debt obligation rating goes below “A-” then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment. At June 30, 2007, the Company’s state agency and municipal obligations portfolio totaled $9.1 million, or 4.1% of total investments, all of which was classified as available-for-sale.

Corporate Bonds. At June 30, 2007, the Company’s corporate bond portfolio totaled $20.9 million, or 9.3% of total investments, all of which was classified as available-for-sale. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated “A-” by a nationally recognized rating agency. If the bond rating goes below “A-” then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment.

Mortgage-Backed Securities. The Company purchases mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae. The Company also invests in collateralized mortgage obligations (CMOs), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae, or private issuers such as Washington Mutual and Countrywide Home Loans. All private issuer CMOs were rated AAA.

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

At June 30, 2007, mortgage-backed securities totaled $137.5 million, or 61.2% of total investments, all of which were classified as available-for-sale. At June 30, 2007, 40.3% of the mortgage-backed securities were backed by adjustable rate loans and 59.7% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 5.27% at June 30, 2007. The estimated fair value of our mortgage-backed securities at June 30, 2007 was $135.3 million, which is less than the amortized cost of $137.5 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Marketable Equity Securities. At June 30, 2007, our equity securities portfolio totaled $12.2 million, or 5.4% of total investments, all of which were classified as available for sale. At June 30, 2007, the portfolio primarily consisted of $7.2 million of Federal Home Loan Bank stock and $5.0 million of auction rate preferred stock. Auction rate preferred stock is a floating rate preferred stock, on which the dividend rate generally resets every 49 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. At June 30, 2007, our investments in preferred stock consisted of investments in one corporate issuer.

Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

Investment Securities Portfolio. The following table sets forth the carrying values of our investment securities portfolio at the dates indicated.

	At June 30,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt Securities:
U.S. Government and agency securities	$45,026	$44,679	$42,886	$42,038
State agency and municipal obligations	9,128	$9,382	9,124	$9,413
Corporate bonds and other securities	20,902	20,937	24,730	24,581
Mortgage-backed securities	137,530	135,324	113,808	110,500

Total debt securities	212,586	210,322	190,548	186,532
Marketable equity securities:
Federal Home Bank stock	7,180	7,180	6,377	6,377
Preferred stock	5,000	5,000	52,198	52,198

Total equity securities	12,180	12,180	58,575	58,575

Total available-for-sale securities	$224,766	$222,502	$249,123	$245,107

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2007, mortgage-backed securities with adjustable rates totaled $54.5 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities
U.S. Government and agency securities	$17,345	3.90%	$14,193	5.03%	$3,774	5.55%	$9,367	6.13%	$44,679	4.87%
State agency and municipal obligations	—		—		1,410	4.52%	7,972	4.93%	9,382	4.87%
Corporate bonds and other securities	2,973	5.26%	9,831	5.38%	—		8,133	6.27%	20,937	5.71%
Mortgage-backed securities	8	5.49%	5,353	4.26%	8,505	4.31%	121,458	5.38%	135,324	5.27%

Total debt securities	$20,326		$29,377		$13,689		$146,930		$210,322	5.21%

Marketable equity securities:
Preferred stock									5,000	4.87%
FHLB Restricted Stock									7,180	6.50%

Total equity securities									12,180	5.83%

Total investment securities	$20,326		$29,377		$13,689		$146,930		$222,502	5.24%

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2007, $153.7 million, or 52.4%, of our deposit accounts were certificates of deposit, of which $107.8 million had maturities of one year or less.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At June 30,
	2007			2006
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits	$43,493	14.82%	—%	$46,494	15.66%	—%
NOW accounts	27,468	9.36	1.83	27,143	9.14	1.42
Regular savings	50,225	17.11	0.74	55,054	18.54	0.74
Money market accounts	18,250	6.22	1.84	23,167	7.80	1.63
Club accounts	318	0.11	4.17	298	0.10	4.17

Total transaction accounts	139,754	47.62	0.88	152,156	51.24	0.78
Certificates of deposit	153,719	52.38	4.66	144,809	48.76	4.00

Total	$293,473	100.00%	2.86%	$296,965	100.00%	2.35%

As of June 30, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $49.3 million. The following table sets forth the maturity of those certificates as of June 30, 2007.

Maturity Period	At June 30, 2007
(In thousands)
Three months or less	$11,393
Over three through six months	7,108
Over six months through one year	17,223
Over one year through three years	7,448
Over three years	6,082

Total	$49,254

The following table sets forth the certificate of deposits, classified by interest rate, as of the dates indicated.

	At June 30,
	2007	2006
Interest Rate:
0.00% - 1.00%	$14	$—
1.01 - 2.00	380	2,216
2.01 - 3.00	15,227	21,956
3.01 - 4.00	16,701	44,057
4.01 - 5.00	32,245	71,690
5.01 - 6.00	89,152	4,890

	$153,719	$144,809

The following table sets forth the amount and maturities of certificate of deposits at June 30, 2007.

	Amount Due						Percent of Total Certificate Accounts
	Less Than One Year	Over One Year To Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Total
	(In thousands)
0 - 1.00%	$14	$—	$—	$—	$—	$14	0.0%
1.01 - 2.00	380	—	—	—	—	380	0.2
2.01 - 3.00	14,736	489	2	—	—	15,227	9.9
3.01 - 4.00	9,929	3,826	2,453	493	—	16,701	10.9
4.01 - 5.00	26,097	1,756	959	2,243	1,190	32,245	21.0
5.01 - 6.00	56,735	16,737	3,656	949	11,075	89,152	58.0

	$107,891	$22,808	$7,070	$3,685	$12,265	$153,719	100.0%

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	Year Ended June 30,
	2007	2006
	(In thousands)
Beginning balance	$250,471	$192,147
Net deposits (withdrawals) before interest credited	(8,546)	52,692
Interest credited	8,055	5,632

Net increase in deposits	(491)	58,324

Ending balance	$249,980	$250,471

Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston and repurchase agreements. At June 30, 2007, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $35.7 million. At June 30, 2007, retail repurchase agreements were $4.0 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	2007	2006
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$137,883	$121,967
Repurchase Agreements with other companies	1,722	1,949
Repurchase Agreements with customers	5,389	1,334

Average advances outstanding during the period:
FHLB advances	126,524	73,580
Repurchase Agreements with other companies	754	405
Repurchase Agreements with customers	3,330	1,121

Balance outstanding at end of period:
FHLB advances	137,883	121,967
Repurchase Agreements with other companies	—	1,717
Repurchase Agreements with customers	3,974	909

Weighted average interest rate during the period:
FHLB advances	5.19%	4.24%
Repurchase Agreements with other companies	5.40	5.11
Repurchase Agreements with customers	3.92	2.90

Weighted average interest rate at end of period:
FHLB advances	4.98%	4.97%
Repurchase Agreements with other companies	—	5.26
Repurchase Agreements with customers	3.97	3.78

Subsidiary Activities

PSB Holdings Inc.’s only subsidiary is Putnam Savings Bank. Putnam Savings Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Savings Bank forecloses. As of June 30, 2007, Windham North Properties, LLC, did not own any such properties. PSB Realty, LLC owns a single parcel of real estate located immediately adjacent to Putnam Savings Bank’s main office. This real estate is utilized as a loan center for Putnam Savings Bank and there are no outside tenants that occupy the premises.

Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2007, we had 84 full-time employees and 33 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Savings Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Savings Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2007 Putnam Savings Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Savings Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2007, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2007, Putnam Savings Bank had no net operating loss carryforwards for federal income tax purposes.

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

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Putnam Savings Bank established a passive investment company, Putnam Bank Mortgage Servicing Company, during 2007 and eliminated the state income tax expense of Putnam Savings Bank effective July 1, 2006. If the State of Connecticut were to pass legislation in the future to eliminate the passive investment company exemption Putnam Savings Bank would be subject to state income taxes in Connecticut.

PSB Holdings, Inc. and Putnam Savings Bank are not currently under audit with respect to their income tax returns, and their state tax returns have not been audited for the past five years.

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

At June 30, 2007, Putnam Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2007, Putnam Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2007, Putnam Savings Bank satisfied this test.

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Putnam Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

At June 30, 2007, Putnam Savings Bank met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts. Deposit accounts in Putnam Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Putnam Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. Recent legislation, among other things, has increased the amount of federal deposit insurance coverage for certain types of accounts while preserving the $100,000 coverage limit for individual accounts and municipal deposits. The legislation also gives the Federal Deposit Insurance Corporation discretion to adjust insurance coverage for inflation, beginning in 2010. The legislation also gives the Federal Deposit Insurance Corporation flexibility to adjust the insurance fund reserve ratio between 1.15% and 1.50% of estimated insured deposits, depending on projected losses, economic changes and assessment ratios at the end of a calendar year, and allows for dividends to insured institutions whenever reserve ratios exceed specified levels.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating for larger institutions. The new rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. If this rule had been in effect on June 30, 2007, Putnam Savings Bank would have paid an annual deposit insurance assessment to the Federal Deposit Insurance Corporation of approximately $203,000. At the same time, the Federal Deposit Insurance Corporation adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2007, the annualized FICO assessment was equal to 1.22 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. Putnam Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Putnam Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2007, Putnam Savings Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2007, Putnam Savings Bank was in compliance with these reserve requirements.

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

Waivers of Dividends by Putnam Bancorp, MHC. Office of Thrift Supervision regulations require Putnam Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from PSB Holdings, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case- by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. Except for the receipt of $50,000, Putnam Bancorp, MHC has waived all dividends paid by PSB Holdings, Inc. and is expected to do so in the future. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Putnam Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Putnam Bancorp, MHC converts to stock form.

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

We conduct substantially all of our business through our main office, six full service branch offices and one loan origination center. We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”. In 2002, we began Limited Service (Mobile) Branch activities. The Limited

Services (Mobile) Branch serves approximately eight locations in our primary market area consisting of schools and retirement facilities. Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit-taking, check cashing, notary and certificate of deposit renewal activities. Set forth below is information on our office locations as of June 30, 2007.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:
40 Main Street	Owned	1974	14,938	$1,466
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased	2006	473	116
Putnam, Connecticut 06260

100 Averill Road	Owned	1981	2,487	579
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned	1993	2,452	407
Danielson, Connecticut 06239

11 Pratt Road	Owned	2000	2,162	395
Plainfield, Connecticut 06374

461 Voluntown Road, Rte, 138	Leased	2005	2,600	71
Griswold, Connecticut 06351

39 Kings Highway	Leased	2005	2,270	35
Gales Ferry, Connecticut 06335

Loan Center:
50 Canal Street	Owned	2000	2,940	209
Putnam, Connecticut 06260

ATM Remote Location:
168 Route 169	Leased	2003	30	—
Woodstock, Connecticut 06281

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	—		—	—
36 Vina Lane
Brooklyn, Connecticut 06234
Total				$3,278

(1)	Our personnel are at this location for approximately three hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002. The net book value of our premises, land and equipment was approximately $4.2 million at June 30, 2007.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “PSBH.” Putnam Bancorp, MHC owns 3,729,846 shares, or 55.9% of our outstanding common stock. The approximate number of holders of record of PSB Holdings, Inc.’s common stock as of August 31, 2007 was 518. Certain shares of PSB Holdings, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PSB Holdings, Inc.’s common stock for the period ended June 30, 2007 and June 30, 2006. The following information was provided by the NASDAQ Global Market.

	High	Low	Dividends
Fiscal 2006
Quarter ended September 30, 2005	10.99	10.05	0.05
Quarter ended December 31, 2005	10.73	10.00	0.06
Quarter ended March 31, 2006	11.00	10.41	0.06
Quarter ended June 30, 2006	11.31	10.52	0.06

Fiscal 2007
Quarter ended September 30, 2006	11.20	10.40	0.06
Quarter ended December 31, 2006	11.48	10.74	0.06
Quarter ended March 31, 2007	11.28	10.61	0.06
Quarter ended June 30, 2007	10.90	10.32	0.06

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

In addition, reference is made to the “Market for Common Stock” section of PSB Holdings, Inc. 2007 Annual Report to Stockholders, which is incorporated herein by reference.

Information with respect to securities authorized for issuance under the Company’s Equity compensation plan is incorporated by reference herein from the Company’s Proxy Statement.

(b) Not applicable.

(c) Issuer repurchases of equity securities

Period (2007)	Total Number of Shares (or Units) Purchased	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs
April 1 – April 30	1,500	$10.56	257,097	89,903
May 1 – May 31	1,500	$10.74	258,597	88,403
June 1 – June 30	28,593	$10.78	287,190	59,810

1)	The Company announced in December 2005 that it authorized the repurchase of 347,000 shares, or approximately 5% of its outstanding common shares. On August 2, 2007, The Company announced the completion of this program and authorized a new stock repurchase program of up to 2.5% of its current outstanding shares, or up to approximately 167,000 shares.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

The following analysis discusses changes in the financial condition and results of operations at and for the twelve months ended June 30, 2007 and 2006, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 7 of this Annual report on Form 10-KSB.

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

Net Income. Net income decreased $192,000, or 9.1%, to $1.9 million or $.29 per basic share and $.28 per diluted share for the twelve months ended June 30, 2007 from $2.1 million or $.31 per basic share and $.30 per diluted share for the twelve months ended June 30, 2006. The decrease in net income reflected lower net interest and dividend income due to the flat yield curve and higher noninterest expense. In addition, during the twelve months ended June 30, 2007, the Company established a new subsidiary, Putnam Bank Mortgage Servicing Company, a qualified “passive investment company,” that is intended to reduce Connecticut state taxes on interest earned on real estate loans in future years. As part of the formation of this subsidiary, the Company incurred a one-time adjustment to deferred taxes that resulted in additional tax expense of $147,000 for the twelve months ended June 30, 2007.

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

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

Assets. Total assets of the Company were $491.2 million at June 30, 2007, an increase of $16.7 million or 3.5%, from $474.5 million at June 30, 2006. Investments in available-for-sale securities decreased $22.6 million or 9.2%, to $222.5 million at June 30, 2007 compared to $245.1 million at June 30, 2006. Federal funds sold at June 30, 2007 were $4.5 million compared to $1.5 million as of June 30, 2006. The decrease in securities was primarily used to fund loan growth. Net loans outstanding increased $31.9 million or 15.9% to $232.4 million at June 30, 2007 from $200.5 million at June 30, 2006. This increase was primarily due to an increase of $22.2 million, or 14.7% in residential mortgage loans, reflecting continued strong demand for such loans in our expanded market area. Commercial loans increased $11.8 million, or 21.9%, from June 30, 2006 to June 30, 2007, which reflected the continued strong performance by the Company’s Business Banking Group as well as strong economic conditions in our market area.

Liabilities. Total liabilities increased $14.4 million, or 3.4%, from $425.5 million at June 30, 2006 to $439.9 million at June 30, 2007, primarily due to the increase in borrowed funds. Borrowed funds increased by $17.3 million, or 13.9%, to $141.9 million at June 30, 2007 from $124.6 million at June 30, 2006. Total deposits decreased by $3.5 million, or 1.2%, to $293.5 million at June 30, 2007 from $297.0 million at June 30, 2006. This decrease included a reduction in brokered CDs from $18.1 million at June 30, 2006 to $11.4 million as of June 30, 2007. Excluding this change in brokered CDs, total deposits as of June 30, 2007 would have increased $3.2 million, or 1.1%, from June 30, 2006 to June 30, 2007.

Stockholders’ Equity. Total stockholders’ equity increased $2.3 million, or 4.8% to $51.2 million at June 30, 2007 from $48.9 million at June 30, 2006. The increase was primarily due to net income of $1.9 million and the decrease in 2007 in accumulated other comprehensive (loss) of $1.1 million. These factors were partially offset by $408,000 in stock repurchases during the fiscal year and dividends of $704,000. The unrealized loss in the available-for-sale securities was attributable solely to interest rate movements. Management does not consider the loss to be other than temporary.

Comparison of Operating Results for the Twelve Months Ended June 30, 2007 and 2006

Net Income. Net income decreased $192,000, or 9.1%, to $1.9 million or $.29 per basic share and $.28 per diluted share for the twelve months ended June 30, 2007 from $2.1 million or $.31 per basic share and $.30 per diluted share for the twelve months ended June 30, 2006

Interest and Dividend Income. Interest and dividend income increased by $5.9 million, or 30.5%, to $25.3 million for the twelve months ended June 30, 2007 from $19.4 million for the twelve months ended June 30, 2006. The increase in interest and dividend income resulted primarily from an increase of $76.1 million, or 20.3%, in average interest-earning assets between the periods. In addition, the yield on average interest-earning assets increased 44 basis points to 5.64% for the twelve months ended June 30, 2007 as compared to 5.20% for the twelve months ended June 30, 2006. Interest income on loans increased by $3.0 million, or 28.0%, to $13.9 million for the twelve months ended June 30, 2007 from $10.9 million for the twelve months ended June 30, 2006. Interest and dividend income on investment securities and deposits increased $2.9 million, or 33.7%, to $11.4 million for the twelve months ended June 30, 2006 from $8.5 million for the twelve months ended June 30, 2006.

Interest Expense. Interest expense increased by $6.0 million, or 68.1%, to $14.8 million for twelve months ended June 30, 2007 from $8.8 million for the twelve months ended June 30, 2006. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $75.2 million, or 24.5% from period to period. In addition, the cost of average interest-bearing liabilities increased by 101 basis points to 3.88% for the twelve months ended June 30, 2007 as compared to 2.87% for the twelve months ended June 30, 2006.

Net Interest Income. Net interest income decreased $67,000, or 0.6%, to $10.57 million for the twelve months ended June 30, 2007 from $10.63 million for the twelve months ended June 30, 2006. The primary reason for the decrease in our net interest income was a lower net interest margin for the twelve months ended June 30, 2007, 2.35%, as compared to 2.84% for the twelve months ended June 30, 2006. This was partially offset by an additional $3.9 million in non-interest-bearing demand deposits for the twelve months ended June 30, 2007 from $36.3 million as of June 30, 2006 to $40.2 million as of June 30, 2007.

Provision for Loan Losses. The provision for loan losses for the twelve months ended June 30, 2007 was $263,000 compared to $200,000 recorded for the twelve months ended June 30, 2006. The primary reason for the increased provision was the $32.1 million increase in total loans, to $234.2 million at June 30, 2007 from $202.1 million at June 30, 2006.

Noninterest Income. Noninterest income increased $305,000, or 12.5%, to $2.7 million for the twelve months ended June 30, 2007 from $2.4 million for the twelve months ended June 30, 2006. The increase in noninterest income resulted primarily from a $576,000 increase in service fee income, a decrease of $304,000 in net gains on sales of securities and an increase of $23,000 in commissions from brokerage services during the twelve months ended June 30, 2007.

Noninterest Expense. Noninterest expense increased by $630,000, or 6.2%, to $10.7 million for the twelve months ended June 30, 2007 from $10.1 million for the twelve months ended June 30, 2006. Compensation and benefits expense increased by $436,000, or 8.2%, to $5.7 million for the twelve months ended June 30, 2007 from $5.3 million for the twelve months ended June 30, 2006. The primary reasons for the increase in compensation and benefits expense were increased salaries and commissions, due to increased staffing and higher medical insurance premiums. In addition, the current period included $215,000 in employee stock award compensation expense as compared to $128,000 in stock award compensation expense for the twelve months ended June 30, 2006. Occupancy and equipment expense decreased by $7,000, or 0.5%, to $1.29 million for the twelve months ended June 30, 2007 from $1.30 million for the twelve months ended June 30, 2006 primarily due to a decrease in depreciation expense of $15,000. All other noninterest expense, consisting primarily of charitable contributions, marketing, office supplies, and professional expenses increased by $201,000, or 5.7%, to $3.7 million for the twelve months ended June 30, 2007 from $3.5 million for the twelve months ended June 30, 2006. Included in this increase was $62,000 in the amortization of a core deposit intangible related to the branch acquisition completed in fiscal year 2006 In addition, there were increases in marketing expenses, data processing fees and other miscellaneous expenses.

Provision for Income Taxes. The income tax expense decreased by $263,000, or 42.6%, to $354,000 for the twelve months ended June 30, 2007 from $617,000 for the twelve months ended June 30, 2006. Our effective tax rate was 15.5% for the twelve months ended June 30, 2007, compared to 22.6% for the twelve months ended June 30, 2006. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the twelve months ended June 30,
	2007			2006
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$227,601	$11,243	4.94%	$191,928	$8,437	4.40%
Loans	218,974	13,946	6.37%	179,387	10,898	6.08%
Other earning assets	3,406	176	5.17%	2,590	102	3.94%

Total interest-earnings assets	449,981	25,365	5.64%	373,905	19,437	5.20%
Non-interest-earning assets	24,512			21,014

Total assets	$474,493			$394,919

Interest-bearing liabilities:
NOW accounts	$24,798	392	1.58%	$31,500	532	1.69%
Savings accounts	51,652	383	0.74%	51,268	372	0.73%
Money market accounts	20,210	351	1.74%	28,813	483	1.68%
Time deposits	154,501	6,929	4.48%	119,850	4,245	3.54%
Borrowed money	130,608	6,741	5.16%	75,106	3,169	4.22%

Total interest-bearing liabilities	381,769	14,796	3.88%	306,537	8,801	2.87%
Non-interest-bearing demand deposits	40,265			36,341
Other non-interest-bearing liabilities	965			315
Capital accounts	51,494			51,726

Total liabilities and capital accounts	$474,493			$394,919

Net interest income		$10,569			$10,636
Interest rate spread			1.76%			2.33%
Net interest-earning assets	$68,212			$67,368

Net interest margin			2.35%			2.84%
Average earning assets to average interest-bearing liabilities			117.87%			121.98%

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

	For the twelve months ended June 30, 2007 compared to the twelve months ended June 30, 2006
	Increase(Decrease) Due to		Net
(Dollars in thousands)	Rate	Volume
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Investment securities	$1,121	$1,685	$2,806
Loans	548	2,500	3,048
Other interest-earning assets	37	37	74

TOTAL INTEREST-EARNING ASSETS	1,706	4,222	5,928

INTEREST-BEARING LIABILITIES:
Interest Expense:
NOW accounts	(32)	(108)	(140)
Savings accounts	8	3	11
Money Market accounts	17	(149)	(132)
Time deposits	1,287	1,397	2,684
Other borrowed money	829	2,743	3,572

TOTAL INTEREST-BEARING LIABILITIES	2,109	3,886	5,995

CHANGE IN NET INTEREST INCOME	$(403)	$336	$(67)

Liquidity and Capital Resources

The term “liquidity” refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2007 of $137.9 million with unused borrowing capacity of $38.0 million. The Bank also has the ability to originate brokered certificates of deposit as a secondary source of liquidity.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the twelve months ended June 30, 2007 and 2006, the Bank originated loans net of principal payments of $31.9 million and $34.5 million, respectively. Purchases of securities totaled $87.7 million and $153.7 million, for the twelve months ended June 30, 2007 and 2006, respectively.

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

Certificates of deposit totaled $153.7 million at June 30, 2007. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

For the twelve months ended June 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 7.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PSB Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of PSB Holdings, Inc. (the Company) and subsidiary as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and subsidiary at June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

Hartford, Connecticut

September 21, 2007

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

	June 30,
	2007	2006
	(in thousands, except share data)
ASSETS
Cash and due from depository institutions	$8,718	$6,695
Federal funds sold	4,480	1,500
Investment securities, at fair value	222,502	245,107
Loans receivable, net	230,902	199,537
Loans held-for-sale	1,478	934
Premises and equipment, net	4,218	4,504
Bank owned life insurance	5,536	2,360
Intangible assets	8,003	8,265
Other assets	5,361	5,515

Total assets	$491,198	$474,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$293,473	$296,965
Borrowed funds	141,857	124,593
Mortgagors’ escrow accounts	1,280	1,130
Other liabilities	3,337	2,817

Total liabilities	439,947	425,505

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, ($0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,778,303 and 6,808,764 shares outstanding at June 30, 2007 and 2006, respectively)	694	694
Additional paid-in capital	30,465	30,454
Unearned ESOP shares	(2,222)	(2,347)
Unearned stock awards	(978)	(1,219)
Retained earnings	26,441	25,219
Treasury stock, at cost (164,822 shares at June 30, 2007 and 134,361 shares at June 30, 2006	(1,767)	(1,437)
Accumulated other comprehensive loss	(1,382)	(2,452)

Total stockholders’ equity	51,251	48,912

Total liabilities and stockholders’ equity	$491,198	$474,417

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended June 30,
	2007	2006
	(in thousands, except share data)
Interest income
Interest on loans	$13,946	$10,898
Interest and dividends on investments	11,418	8,539

Total interest income	25,364	19,437

Interest expense
Deposits and escrow	8,055	5,632
Borrowed funds	6,740	3,169

Total interest expense	14,795	8,801

Net interest income	10,569	10,636
Provision for loan losses	263	200

Net interest income after provision for loan losses	10,306	10,436

Noninterest income
Fees for services	2,258	1,682
Mortgage banking activities	75	139
Net commissions from brokerage service	146	123
Net investment security gains (losses)	(67)	237
Other income	329	255

Total noninterest income	2,741	2,436

Noninterest expense
Compensation and benefits	5,766	5,330
Occupancy and equipment	1,293	1,300
Data processing	836	768
Advertising and marketing	398	299
Other noninterest expense	2,476	2,442

Total noninterest expense	10,769	10,139

Income before income tax expense	2,278	2,733
Income tax expense	354	617

Net income	$1,924	$2,116

Earnings per common share
Basic	$0.29	$0.31
Diluted	$0.28	$0.30
Weighted average common shares outstanding
Basic	6,707,697	6,859,189
Diluted	6,810,614	6,942,303

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Unallocated Common Shares held by ESOP	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)
Balance at June 30, 2005	$694	$30,446	$(2,472)	$—	$—	$23,808	$544	$53,020
Dividends paid/declared	—	—	—	—	—	(698)	—	(698)
ESOP shares released	—	8	125	—	—	—	—	133
Treasury stock acquired	—	—	—	—	(2,663)	—	—	(2,663)
Stock based compensation	—	—	—	(1,219)	1,226	(7)	—	—

Comprehensive income:
Net income						2,116
Net change in unrealized holding gain on available-for-sale securities, net of tax effect							(2,996)
Total comprehensive income								(880)

Balance at June 30, 2006	$694	$30,454	$(2,347)	$(1,219)	$(1,437)	$25,219	$(2,452)	$48,912
Dividends paid/declared	—	—	—	—	—	(703)	—	(703)
ESOP shares released	—	11	125	—	—	—	—	136
Treasury stock acquired	—	—	—	—	(408)	—	—	(408)
Stock based compensation	—	—	—	(101)	78	1	—	(22)
Incentive plan shares earned				342				342

Comprehensive income:
Net income						1,924
Net change in unrealized holding gain on available-for-sale securities, net of tax effect							1,070
Total comprehensive income								2,994

Balance at June 30, 2007	$694	$30,465	$(2,222)	$(978)	$(1,767)	$26,441	$(1,382)	$51,251

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$1,924	$2,116
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	263	200
Stock-based compensation expense	393	321
Amortization of core deposit intangible	262	200
Depreciation	571	587
Net amortization (accretion) on available-for-sale securities	(163)	196
Amortization of premium on purchased loans	31	55
Net realized investment security (gains) losses	67	(237)
Originations of loans for resale	(7,681)	(14,624)
Proceeds from sale of loans	7,208	13,833
Gain on sale of loans	(70)	(143)
Increase in cash surrender value of Bank owned life insurance	(176)	(90)
Deferred income tax provision	(47)	(3)
ESOP shares released	136	133
Net change in:
Deferred loan fees	277	(93)
Other assets	(482)	(789)
Other liabilities	451	778

Net cash provided by operating activities	2,964	2,440

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	45,372	26,624
Proceeds from maturities of available-for-sale securities	66,732	30,509
Purchase of available-for-sale securities	(87,650)	(153,702)
Loan originations net of principal payments	(31,937)	(34,460)
Investment in bank owned life insurance	(3,000)	—
Net cash provided by branch acquisitions	—	51,727
Deposit for branch acquisitions	—	1,888
Purchase of premises and equipment	(285)	(427)

Net cash used by investing activities	(10,768)	(77,841)

Cash flows from financing activities
Change in savings and demand deposit accounts	(12,402)	(17,661)
Change in time deposit accounts	8,910	35,928
Proceeds from long term borrowings	133,425	54,200
Repayments of long term borrowings	(83,509)	(31,864)
Net change in short term borrowings	(32,652)	38,523
Change in mortgagors’ escrow accounts	150	101
Acquisition of treasury stock	(408)	(2,663)
Dividends paid	(707)	(673)

Net cash provided by financing activities	12,807	75,891

Increase (decrease) in cash and cash equivalents	5,003	490
Cash and cash equivalents at beginning of year	8,195	7,705

Cash and cash equivalents at end of year	$13,198	$8,195

PSB Holdings, Inc.

Consolidated Statements of Cash Flows—(Continued)

	For the Years Ended June 30,
	2007	2006
	(in thousands)
Supplemental disclosures
Cash paid during the year for:
Interest	$14,595	$8,593
Income taxes	$660	$722
Noncash activities
Declared dividends	$182	$186

Branch acquisitions

The following assets and liabilities were acquired in conjunction with the acquisition of 3 branch offices in 2006:
Assets
Loans receivable		$233
Furniture and equipment		150
Goodwill		6,912
Core deposit intangible		1,553

Total assets acquired		$8,848

Liabilities
Demand deposits		$35,624
Time deposits		24,951

Total liabilities assumed		60,575

Net cash provided by branch acquisition		$(51,727)

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

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Putnam Savings Bank, and the Bank’s wholly owned subsidiaries, Windham North, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles in the United States of America and to general practices within the banking industry. Such policies have been followed on a consistent basis.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and operations for the period. Actual results could differ from those estimates.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and investments in federal funds.

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

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Management makes regular evaluations of the loan portfolio to determine the adequacy of the level of the allowance for loan losses. Numerous factors are considered in the evaluation, including a review of certain borrowers’ current financial status and credit standing, available collateral, loss experience in relation to outstanding loans, the overall loan portfolio quality, management’s judgment regarding prevailing economic conditions, and other relevant factors.

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

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Earnings per share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had no anti-dilutive common shares outstanding at June 30, 2007. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	For the years ended June 30,
	2007	2006
Net income, as reported	$1,924,000	$2,116,000

Weighted average common shares outstanding:
Basic	6,707,697	6,859,189
Effect of dilutive stock option and restricted stock awards	102,917	83,114
Diluted	6,810,614	6,942,303
Net income per common share
Basic	$0.29	$0.31
Diluted	$0.28	$0.30

Employee stock ownership plan

The Company established an Employee Stock Ownership Plan as part of its minority stock issuance on October 4, 2004. The ESOP is accounted for in accordance with Statement of Position (SOP) 93-6. Under SOP 93-6, unearned ESOP shares are not considered outstanding and are therefore not taken into account when

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders’ equity is increased by a corresponding amount. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP and dividends payable on common stock held by ESOP over a period of twenty years.

Stock Based Compensation

As more fully described in Note 11, the Company has a stock based incentive plan authorizing various types of incentive awards that may be granted to directors, officers and employees. The Company adopted the Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment” as of July 1, 2006. In accordance with Statement No.123(R), the Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.

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

Investment securities—Fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable instruments. The carrying values of Federal Home Loan Bank of Boston (FHLBB) stock approximate fair values.

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

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156, “Accounting for Servicing of Financial Assets”. SFAS No. 156 requires an entity to recognize a servicing asset or liability measured at fair value. Additionally, SFAS No. 156 specifies that an entity must elect whether to measure servicing assets and liabilities in subsequent periods at fair value or amortize the asset or liability in proportion to and over the life of the servicing asset or liability. The statement is effective at the beginning of an entity’s fiscal year beginning after September 15, 2006. At this time, the Company does not expect that this statement will have a material effect on its financial statements.

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

During the first quarter of 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which permits entities to choose and measure many financial instruments and certain other items at fair value. The Company will be required to adopt SFAS No. 159 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 159 on its financial position and results of operations. Early adoption is permitted.

In September 2006, the Emerging Issues Task Force issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF Issue 06-4). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or Accounting Principles Board Opinion (APB) No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 or APB No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF Issue 06-4 on its financial statements.

Reclassification

Prior year’s consolidated financial statements have been reclassified to conform to changes in the current consolidated financial statement presentation. Such reclassifications had no effect on the 2006 net income.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Investment Securities

At June 30, the amortized cost basis and approximate fair values of investment securities were as follows:

	2007
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gain	(Loss)
	(in thousands)
Debt securities:
US government and agency obligations:
Due within one year	$17,446	$—	$(101)	$17,345
From one through five years	14,313	—	(120)	14,193
From five through ten years	3,785	11	(22)	3,774
After ten years	9,482	—	(115)	9,367

	45,026	11	(358)	44,679

State agency and municipal obligations:
From five through ten years	1,363	46	—	1,409
After ten years	7,765	208	—	7,973

	9,128	254	—	9,382

Corporate bonds and other obligations:
Due within one year	2,978	—	(5)	2,973
From one through five years	9,880	9	(58)	9,831
After ten years	8,044	226	(137)	8,133

	20,902	235	(200)	20,937

Mortgage-backed securities	137,530	159	(2,365)	135,324

Total debt securities	212,586	659	(2,923)	210,322

Equity securities:
Preferred stock	5,000	—	—	5,000
FHLBB restricted stock	7,180	—	—	7,180

Total equity securities	12,180	—	—	12,180

Total available-for-sale securities	$224,766	$659	$(2,923)	$222,502

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

	2006
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gain	(Loss)
	(in thousands)
Debt securities:
US government and agency obligations:
Due within one year	$14,025	$—	$(180)	$13,845
From one through five years	27,010	—	(619)	26,391
From five through ten years	1,851	—	(49)	1,802

	42,886	—	(848)	42,038

State agency and municipal obligations:
From five through ten years	609	10	—	619
After ten years	8,515	279	—	8,794

	9,124	289	—	9,413

Corporate bonds and other obligations:
Due within one year	6,797	—	(45)	6,752
From one through five years	9,890	—	(130)	9,760
After ten years	8,043	198	(172)	8,069

	24,730	198	(347)	24,581

Mortgage-backed securities	113,808	81	(3,389)	110,500

Total debt securities	190,548	568	(4,584)	186,532

Equity securities:
Preferred stock	52,198	—	—	52,198
FHLBB restricted stock	6,377	—	—	6,377

Total equity securities	58,575	—	—	58,575

Total available-for-sale securities	$249,123	$568	$(4,584)	$245,107

Gross gains of $14,810 and $248,323 were realized on available-for-sale securities for the years ended June 30, 2007 and 2006, respectively. Gross losses of $82,212 and $11,763 were realized on available-for-sale securities for the years ended June 30, 2007 and 2006, respectively.

At June 30, 2007 and 2006, debt securities with a fair value of $7,420,265 and $5,629,049, respectively, were pledged as collateral to secure public deposits and repurchase agreements.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the estimated fair value and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007.

	Length of Time in Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
US Government Agencies	$20,453	$187	$22,600	$171	$43,053	$358
Corporate bonds	5,921	53	7,834	147	13,755	200
Mortgage-backed securities	58,265	812	61,445	1,553	119,710	2,365

Total investment securities	$84,639	$1,052	$91,879	$1,871	$176,518	$2,923

The Bank has 112 individual investment securities in which the fair value of the security is less than the amortized cost of the security. Management believes that these unrealized losses are temporary and are the result of interest rate conditions.

3. Loans Receivable

The composition of the Company’s loan portfolio at June 30, was as follows:

	2007	2006
	(dollars in thousands)
Residential mortgages	$168,126	$147,706
Commercial mortgages	59,274	48,210
Construction mortgages	5,376	3,551
Commercial	6,449	5,693
Installment	1,022	830
Collateral	252	460
Other	165	120

	240,664	206,570
Unadvanced construction loans	(8,264)	(5,486)

	232,400	201,084
Deferred loan costs, net of fees	258	(20)
Deferred fees on purchased loans	24	55
Allowance for loan losses	(1,780)	(1,582)

Loans receivable, net	$230,902	$199,537

Weighted average yield	6.51%	6.41%

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company’s lending activities are conducted principally in Eastern Connecticut. The Company’s investment in loans includes both adjustable and fixed rate loans. The composition of the Company’s investment in loans at June 30, was as follows:

	2007	2006
	(in thousands)
Fixed rate:
Term to maturity
One month through one year	$5,760	$5,736
One year through three years	11,525	7,964
Three years through five years	19,125	15,452
Five years through ten years	22,584	17,310
Over ten years	74,840	75,325

	133,834	121,787
Adjustable rate:
Rate adjustment
One month through one year	44,378	39,383
One year through three years	19,665	14,708
Three years through five years	24,521	19,776
Five years through ten years	10,002	5,430

	98,566	79,297

Total loans	$232,400	$201,084

The adjustable rate loans generally have interest rate adjustment limitations and are generally indexed to the Company’s cost of funds, prime rate, or to the U.S. Treasury Bill rate.

In addition, the Company services loans for other financial institutions and agencies. These loans are originated by the Company and then sold. The Company continues to service these loans and remits the payments received to the purchasing institution. The amounts of these loans were $26.3 million and $26.0 million at June 30, 2007 and 2006, respectively.

Transactions in the allowance for loan losses accounts for the years ended June 30, were as follows:

	2007	2006
	(in thousands)
Balance at beginning of year	$1,582	$1,359
Provision for loan losses	263	200
Charge offs	(112)	(82)
Recoveries	47	7
Transfer to reserve for off-balance sheet items	—	98

Balance at end of year	$1,780	$1,582

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information on nonperforming loans:

	June 30,
	2007	2006
	(in thousands)
Nonperforming loans	$1,538	$1,451
Nonperforming loans accounted for on a nonaccrual basis	1,538	1,376
Amount of gross interest income that would have been recognized if the loans had performed in accordance with original term	98	122
Amount of interest income recognized	11	77
Income contractually due but not recognized on nonaccrual loans	90	67

At June 30, 2007 and 2006, the Company did not have any restructured or impaired loans. There are no outstanding commitments to lend to borrowers with loans on which the accrual of interest has been discontinued.

4. Premises and Equipment

Premises and equipment at June 30, are summarized as follows:

	2007	2006
	(in thousands)
Land	$301	$301
Buildings	4,486	4,334
Equipment	2,885	2,773
Construction in progress	100	90

	7,772	7,498
Accumulated depreciation	(3,554)	(2,994)

Premises and equipment, net	$4,218	$4,504

Depreciation expense amounted to $571,601 and $587,030, for the years ended June 30, 2007 and 2006, respectively.

The Company leases space for its Gales Ferry, Griswold, and Putnam Price Chopper branch offices. The leases for the branch offices expire March 2009, October 2009, and August 2011, respectively. All leases contain renewal options at the Company’s discretion. The Company also has miscellaneous equipment leases with various terms. Rental expense totaled $166,556 and $152,736 for the years ended June 30, 2007 and 2006, respectively.

The Company leases part of its Pomfret location to a tenant under long term lease with an expiration date of March 2011. Rental income was $26,925 and $27,155, for the years ended June 30, 2007 and 2006, respectively.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a schedule of future annual minimum rental income and payments required under leases as of June 30:

	Rental Expense	Rental Income
	(in thousands)
2008	$162	$16
2009	144	17
2010	77	18
2011	48	14
2012	7	—
Thereafter	—	—

Total	$438	$65

5. Intangible Assets

Intangible assets consists of goodwill and core deposit intangible which resulted from the Bank’s purchase of three branches from another financial institution in October 2005. Goodwill is evaluated for impairment on an annual basis. For the year ended June 30, 2007 and 2006 no impairment was found. The core deposit intangible is being amortized on an accelerated basis over a ten year period.

	At June 30,
	2007	2006
	( in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	1,091	1,353

Total intangible assets	$8,003	$8,265

The amortization expense was $262,282 and $199,946 for the years ended June 30, 2007 and 2006, respectively. Expected future amortization expense is as follows:

For the years ended June 30,
(in thousands)
2008	$234
2009	206
2010	178
2011	149
2012	121
Thereafter	203

Total	$1,091

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Deposits

The balances and the rates at which the Company paid interest on deposit accounts at June 30, were as follows:

	2007		2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Demand deposits	$43,493	—%	$46,494	—%
NOW accounts	27,468	1.83	27,143	1.42
Regular savings	50,225	0.74	55,054	0.74
Money market accounts	18,250	1.84	23,167	1.63
Clubs	318	4.17	298	4.17

	139,754	0.88	152,156	0.78

Certificate accounts maturing in:
Less than one year	107,891	4.59	114,581	4.00
One year to two years	22,808	4.79	15,074	4.11
Two years to three years	7,070	4.60	4,949	3.48
Three years to five years	15,950	4.99	10,205	4.10

	153,719	4.66	144,809	4.00

Total deposits	$293,473	2.86%	$296,965	2.35%

The aggregate amount of individual time deposits of $100,000 or more at June 30, 2007 and 2006, was $49.3 million and $45.3 million, respectively. At June 30, 2007 and 2006, certificates maturing in less than one year included $11.4 million and $18.1 million of brokered deposits, respectively. Non IRA deposit accounts are insured by the FDIC up to $100,000 each per insured depositor. IRA deposit accounts are insured by the FDIC up to $250,000 each per insured depositor.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Borrowed Funds

At June 30, borrowed funds consisted of the following:

	2007		2006
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(dollars in thousands)
Short-term borrowings
FHLBB advances	$41,000	5.35%	$73,200	5.20%
Repurchase agreements	3,974	3.97	909	3.78
Security sold under agreements to repurchase	—		1,717	5.26

Total short-term borrowings	44,974	5.23	75,826	5.18

Long-term FHLBB advances
Year of maturity:
2007	—		21,309	4.53
2008	28,668	5.40	14,668	5.36
2009	18,204	5.00	7,779	4.63
2010	10,011	4.94	11	3.86
2011	2,000	4.22	5,000	4.61
2012	28,000	4.72	—	0.00
2017	10,000	4.15	—	0.00

Total long-term FHLBB advances	96,883	4.93	48,767	4.81

Total borrowed funds	$141,857	5.02%	$124,593	5.03%

Federal Home Loan Bank of Boston advances are secured by a blanket lien on qualified collateral consisting primarily of first mortgages on residential property and are at fixed rates. The maturity schedule above reflects final maturity; however, some are callable at earlier dates. Repurchase agreements generally have terms of one day and are secured by government agency securities.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston for $2,354,000.

8. Income Taxes

The components of the income tax expense for the years ended June 30, were as follows:

	2007	2006
	(in thousands)
Current:
Federal	$390	$476
State	11	144

Total current	401	620

Deferred:
Federal	(228)	11
State	181	(14)

Total deferred	(47)	(3)

Income tax expense	$354	$617

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company established Putnam Bank Mortgage Servicing Company during the year ended June 30, 2007. The subsidiary qualifies and operates as a Connecticut passive investment company pursuant to legislation. Because the subsidiary earns sufficient income from passive investments and its dividends to the parent are exempt from Connecticut Corporation Business Tax, the subsidiary Bank no longer expects to incur Connecticut income tax expense or to recognize its Connecticut deferred tax asset. Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The principal reasons for the income tax expense differing from the amount of such tax computed by applying the federal statutory tax rate of 34% to reported income before income tax expense were as follows:

	2007	2006
	(in thousands)
Tax on income at statutory rates	$775	$929
Increase (decrease) resulting from:
State taxes, net of federal benefit	123	86
Dividends received deduction	(356)	(234)
Bank owned life insurance	(59)	(30)
Tax-exempt municipal income	(135)	(140)
Other items, net	6	6

Income tax expense	$354	$617

Effective rate of income tax expense	15.5%	22.6%

The components of deferred taxes included in the balance sheet at June 30, were as follows:

	2007	2006
	(in thousands)
Current tax receivable	$295	$36

Deferred Taxes
Deferred tax receivable:
Available-for-sale securities	$882	$1,565
Allowance for loan losses	605	616
Alternative minimum tax carryforward	79	—
Contribution carryforward	239	320
Deferred compensation	193	233
Stock based compensation	243	125
Capital loss carryforward	27	19
Loans held for sale	—	1
Interest receivable on nonaccrual loans	31	18

	2,299	2,897

Deferred tax payable:
Depreciation	(3)	(2)
Deferred loan fees	(88)	(21)

	(91)	(23)

Net deferred taxes receivable, before valuation allowance	2,208	2,874
Valuation allowance	(28)	(58)

Net deferred tax receivable	$2,180	$2,816

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Retained earnings at June 30, 2007 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of $777,000 has not be recognized as of June 30, 2007.

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

The Office of Thrift Supervision (OTS) regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2007, the Bank was required to maintain a minimum ratio of tangible equity capital to total adjusted assets of 1.50%; a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.00%; a minimum ratio of Tier I capital to risk-weighted assets of 4.00% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.00%. As of June 30, 2007 the Bank meets all capital requirements to which it is subject.

At June 30, 2007 the Bank was considered “well capitalized” for regulatory purposes. To be categorized as well capitalized, the Bank must maintain a minimum ratio of tangible equity capital to total adjusted assets of 2.00%; a minimum ratio of Tier 1 (core) capital to total adjusted assets of 5.00%; a minimum ratio of Tier I capital to risk-weighted assets of 6.00% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 10.00%. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The following is a summary of the Bank’s actual capital as computed under the standards established by the OTS at June 30:

	2007		2006
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tangible Equity Capital (to Adjusted Total Assets)	$39,678	8.22%	$33,536	7.26%
Tier I Capital (to Adjusted Total Assets)	39,678	8.22%	33,536	7.26%
Tier I Capital (to Risk-Weighted Assets)	39,678	15.89%	33,536	12.66%
Total Capital (to Risk-Weighted Assets)	$41,445	16.60%	$35,108	13.25%

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Bank’s capital under generally accepted accounting principles is reconciled as follows:

	June 30,
Putnam Savings Bank	2007	2006
	(in thousands)
Capital under generally accepted accounting principles	$46,349	$39,492
Intangible assets	(8,003)	(8,265)
Net unrealized losses on available-for-sale securities	1,332	2,309

Tier I Capital	39,678	33,536
Allowance for loan losses	1,767	1,572

Total Risk-Based capital	$41,445	$35,108

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OTS rules and regulations.

10. Benefit Plans

Defined Contribution Plan

The Bank has a defined contribution plan that covers substantially all of the Bank’s employees. Contributions to the plan are discretionary and are voted on annually by the Directors of the Bank. The Bank recognized expense of $217,637 and $191,822 for the years ended June 30, 2007 and 2006, respectively.

401K Plan

The Bank has a 401K plan covering each eligible employee. Employees must be 21 years of age, work at least 1,000 hours per year, and have at least 1 year of service with the Bank to be eligible to participate. Employees may defer gross compensation up to certain limits defined in the Internal Revenue Code. The Bank’s matching contribution is discretionary. For the year ended June 30, 2007 and 2006 the Bank chose to contribute 25% of the employee’s deferral on a maximum of 4% of the employee’s salary. The Bank contributed $31,505 and $20,258, to the plan during the years ended June 30, 2007 and 2006, respectively.

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earning-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts of the

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

consolidated statements of financial condition. ESOP expense for the years ended June 30, 2007 and 2006 was $135,908 and $132,743, respectively. At June 30, 2007 and 2006 there were 34,009 and 21,510 unallocated and 223,053 and 235,552 unreleased ESOP shares. The unreleased shares had an aggregate fair value of $2.4 million.

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

On May 25, 2007, the Company awarded 29,000 options to purchase the Company’s common stock and 9,500 shares of restricted stock. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($10.70) with a maximum term of ten years. Both stock option and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of the grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

In accordance with SFAS No.123(R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

	November 7, 2005 Grant	June 7, 2006 Grant	May 25, 2007 Grant
Dividend yield	1.89%	2.23%	2.24%
Expected volatility	12.65%	12.17%	11.04%
Risk-free rate	4.56%	4.95%	4.86%
Expected life in years	6.5	6.5	6.5
Fair value	$2.00	$1.97	$1.84

Information pertaining to stock options outstanding at or for the year ended June 30, is as follows:

	2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	276,562	$10.61	—	$—
Granted	29,000	10.70	337,800	10.61
Exercised	—	—	—	—
Forfeited	(6,000)	10.78	(61,238)	10.60

Outstanding at end of year	299,562	$10.62	276,562	$10.61

Options exercisable at end of year	70,768	$10.61	—	$—

At June 30, 2007, there was $1.3 million of total unrecognized compensation costs related to nonvested share based compensation. That cost is expected to be recognized over a weighted average period of 3.5 years. The Company recorded share-based compensation expense of $393,635 and $321,349 for the years ended June 30, 2007 and 2006, respectively in connection with the stock option and restricted stock awards.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

11. Other Comprehensive Income

The Company’s source of other comprehensive income includes the unrealized gains and losses on investment securities.

The components and the related tax effects allocated to other comprehensive income for the years ended June 30, were as follows:

	2007	2006
	(in thousands)
Net income	$1,924	$2,116

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	1,685	(4,671)
Reclassification adjustment for losses (gains) recognized in net income	67	(237)

Other comprehensive income (loss) before tax expense	1,752	(4,908)
Income tax expense (benefit) related to items of other comprehensive income (loss)	682	(1,912)

Other comprehensive income (loss) net of tax	1,070	(2,996)

Total comprehensive income (loss)	$2,994	$(880)

12. Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest risk in excess of the amount recognized in the balance sheet.

The contract or notional amounts of outstanding commitments at June 30, were as follows:

	2007	2006
	(in thousands)
Commitments to extend credit:
Loan commitments	$6,345	$6,160
Unadvanced construction loans	8,264	5,486
Unadvanced lines of credit	15,133	15,368
Standby letters of credit	3,209	1,128

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

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in a loan commitment.

Management does not anticipate any material losses as a result of these commitments.

The estimated fair values of the Company’s financial instruments at June 30, were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$13,198	$13,198	$8,195	$8,195
Investment securities	222,502	222,502	245,107	245,107
Loans receivable	230,902	226,321	199,537	195,265
Loans held-for-sale	1,478	1,478	934	934

Financial liabilities
Deposits	293,473	293,380	296,965	295,347
Borrowed funds	141,857	141,197	124,593	124,387
Mortgagors’ escrow accounts	1,280	1,280	1,130	1,130

Commitments to extend credit and standby letters of credit have short maturities and have no significant fair values.

13. Parent Company Only Financial Statements

The following financial statements are for the Company (PSB Holdings, Inc.) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	June 30,
	2007	2006
	(in thousands)
ASSETS
Cash and due from depository institutions	$539	$972
Investment securities	2,138	7,745
Loan to ESOP	2,379	2,443
Investment in Putnam Savings Bank	46,349	39,492
Other assets	446	523

Total assets	$51,851	$51,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Other borrowings	—	1,717
Other liabilities	600	546

Total liabilities	600	2,263

Stockholders’ Equity	51,251	48,912

Total liabilities and stockholders’ equity	$51,851	$51,175

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Statements of Operations

	For the years ended June 30,
	2007	2006
	(in thousands)
Interest income
Interest on loan	$187	$155
Interest and dividends on investments	188	368

Total interest income	375	523

Interest expense on borrowed funds	41	5

Net investment security losses	(69)	(12)

Noninterest expense
Compensation and benefits	50	30
Professional fees	65	101
Investor relations	46	66
Dues	25	25
Other noninterest expense	6	14

Total noninterest expense	192	236

Income before income tax expense and equity in undistributed net income of subsidiary	73	270
Income tax expense	28	103

Income before equity in undistributed net income of subsidiary	45	167

Equity in undistributed net income of subsidiary	1,879	1,949

Net income	$1,924	$2,116

PSB Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Statements of Cash flows

	For the years ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$1,924	$2,116
Adjustments to reconcile net income to cash provided by operating activities:
Net amortization on available-for-sale securities	17	6
Net realized investment security losses	69	12
Equity in undistributed net income of subsidiary	(1,879)	(1,949)
Deferred income tax provision	45	71
ESOP shares released	136	133
Net change in:
Other assets	(27)	45
Payable to Putnam Savings Bank	—	(2,476)
Other liabilities	378	320

Net cash provided (used) by operating activities	663	(1,722)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	3,927	1,987
Proceeds from maturities of available-for-sale securities	1,745	1,324
Principal payments received on loan to ESOP	64	70
Investment in subsidiary	(4,000)	—

Net cash provided by investing activities	1,736	3,381

Cash flows from financing activities
Net change in short term borrowings	(1,717)	1,717
Acquisition of treasury stock	(408)	(2,663)
Dividends paid/declared	(707)	(673)

Net cash used by financing activities	(2,832)	(1,619)

(Decrease) increase in cash and cash equivalents	(433)	40
Cash and cash equivalents at beginning of year	972	932

Cash and cash equivalents at end of year	$539	$972

Supplemental disclosures
Cash paid during the year for:
Income taxes	$90	$24
Noncash activities:
Declared dividends	$182	$186

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

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

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange

PSB Holdings, Inc. has adopted a Code of Ethics that applies to PSB Holdings, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics can be accessed on PSB Holdings, Inc.’s website at www.putnamsavings.com. The Code of Ethics is also filed as Exhibit 14 to this Form 10-KSB.

Information concerning directors and executive officers of PSB Holdings is incorporated herein by reference from our definitive Proxy Statement dated October 1, 2007 related to the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

ITEM 12.	Certain Relationships and Related Transactions and Director Independence

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

(C) Consolidated Statements of Financial Condition

(D) Consolidated Statements of Operations

(E) Consolidated Statements of Changes In Stockholders’ Equity

(F) Consolidated Statements of Cash Flows

(G) Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

(c) Exhibits.

3.1	Charter of PSB Holdings, Inc.*

3.2	Bylaws of PSB Holdings, Inc.*

4	Form of Common Stock Certificate of PSB Holdings, Inc.*

10.1	Employee Stock Ownership Plan*

10.2	Deferred Compensation Plan*

10.3	Purchase and assumption agreement concerning the Griswold, Ledyard, and Plainfield branches between People’s Savings Bank and Putnam Savings Bank dated June 13, 2005**

10.4	PSB Holdings, Inc. 2005 Stock-Based Incentive Plan***

14	Code of Ethics

21	Subsidiaries of Registrant*

23	Consent of independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of PSB Holdings, Inc. (file no. 333-116364), originally filed with the Securities and Exchange Commission on June 10, 2004, as amended.
**	Incorporated by reference to Exhibit 10.1 of the current report on form 8-K of PSB Holdings, Inc. originally filed with the Securities and Exchange Commission on June 16, 2005.
***	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated September 20, 2005 as filed with the Securities and Exchange Commission on September 19, 2005.
****	Incorporated by reference to Exhibit 16 of the current report on form 8-K of PSB Holdings, Inc. originally filed with the Securities and Exchange Commission on February 16, 2006.

ITEM 14.	Principal Accountant Fees and Services

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

PSB HOLDINGS, INC.

Date: September 21, 2007	By:	/s/ THOMAS A. BORNER
Thomas A. Borner
Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS A. BORNER Thomas A. Borner	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 21, 2007

/s/ ROBERT J. HALLORAN, JR. Robert J. Halloran, Jr.	President and Treasurer (Principal Financial and Accounting Officer)	September 21, 2007

/s/ CHARLES W. BENTLEY, JR. Charles W. Bentley, Jr.	Director	September 21, 2007

/s/ MAURICE P. BEAULAC Maurice P. Beaulac	Director	September 21, 2007

/s/ PAUL M. KELLY Paul M. Kelly	Director	September 21, 2007

/s/ RICHARD A. LOOMIS Richard A. Loomis	Director	September 21, 2007

/s/ JOHN P. MILLER John P. Miller	Director	September 21, 2007

/s/ MARY E. PATENAUDE Mary E. Patenaude	Director	September 21, 2007

/s/ CHARLES H. PUFFER Charles H. Puffer	Director	September 21, 2007