Form 10QSB
period 2007-09-30
PSB Holdings, Inc.
filed 2007-11-14
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    ☐  YES    ☒  NO

As of September 30, 2007, there were 6,667,177 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

PSB Holdings, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	September 30, 2007	June 30, 2007
	(in thousands, except share data)
ASSETS
Cash and due from depository institutions	$6,632	$8,718
Federal funds sold	1,450	4,480
Investment securities, at fair value	222,528	222,502

Loans receivable, gross	238,296	234,160
Allowance for loan losses	(1,780)	(1,780)

Loans receivable, net	236,516	232,380

Premises and equipment, net	4,147	4,218
Intangible assets	7,944	8,003
Other assets	10,493	10,897

TOTAL ASSETS	$489,710	$491,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$285,174	$293,473
Borrowed funds	149,703	141,857
Mortgagors’ escrow accounts	688	1,280
Other liabilities	3,220	3,337

Total Liabilities	438,785	439,947

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, ($.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,667,177 shares outstanding at September 30, 2007 and 6,778,303 shares outstanding at June 30, 2007)	694	694
Additional paid-in capital	30,465	30,465
Unearned ESOP shares	(2,222)	(2,222)
Unearned stock awards	(978)	(978)
Retained earnings	26,787	26,441
Treasury stock, at cost (275,948 shares at September 30, 2007 and 164,822 shares at June 30, 2007)	(2,888)	(1,767)
Accumulated other comprehensive loss	(933)	(1,382)

Total stockholders’ equity	50,925	51,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$489,710	$491,198

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2007	2006
	(in thousands, except share data)
Interest income:
Interest on loans	$3,838	$3,310
Interest and dividends on investments	2,917	2,985

Total interest income	6,755	6,295

Interest expense:
Deposits and escrow	2,145	1,943
Borrowed funds	1,860	1,687

Total interest expense	4,005	3,630

Net interest income	2,750	2,665

Provision for loan losses	12	85

Net interest income after provision for loan losses	2,738	2,580

Noninterest income:
Fees for services	613	578
Mortgage banking activities	19	24
Net commissions from brokerage service	26	41
Other income	101	60

Total noninterest income	759	703

Noninterest expense:
Compensation and benefits	1,504	1,461
Occupancy and equipment	324	340
Data processing	231	196
Advertising and marketing	108	100
Other noninterest expense	619	601

Total noninterest expense	2,786	2,698

Income before income tax expense	711	585

Income tax expense	172	78

NET INCOME	$539	$507

Earnings per common share
Basic	$0.08	$0.08
Diluted	$0.08	$0.07

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$539	$507
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	12	85
Stock-based compensation expense	137	90
Amortization of core deposit intangible	59	66
Depreciation	139	149
Net amortization on available-for-sale securities	(43)	(29)
Amortization of premium on purchased loans	5	12
Originations of loans for resale	(2,379)	(2,884)
Proceeds from sale of loans	3,475	2,908
Gain on sale of loans	(19)	(24)
Increase in cash surrender value of Bank owned life insurance	(66)	(23)
Net change in:
Deferred loan fees	(58)	(108)
Other assets	75	(134)
Other liabilities	(277)	(360)

Net cash provided(used) by operating activities	1,599	255

Cash flows from investing activities
Proceeds from maturities of available-for-sale securities	11,507	27,894
Purchase of available-for-sale securities	(10,646)	(9,494)
Loan originations net of principal payments	(5,172)	(9,398)
Purchase of premises and equipment	(68)	(69)

Net cash provided(used) by investing activities	(4,379)	8,933

Cash flows from financing activities
Change in savings and demand deposit accounts	(8,919)	(14,066)
Change in time deposit accounts	620	18,220
Proceeds from long term borrowings	31,000	37,425
Repayments of long term borrowings	(13,074)	(22,906)
Net change in short term borrowings	(10,080)	(24,478)
Change in mortgagors’ escrow account	(592)	(495)
Acquisition of treasury shares	(1,121)	(58)
Dividends paid	(170)	(168)

Net cash provided(used) by financing activities	(2,336)	(6,526)

Increase(decrease) in cash and cash equivalents	(5,116)	2,662
Cash and cash equivalents at beginning of year	13,198	8,195

Cash and cash equivalents at end of period	$8,082	$10,857

Supplemental disclosures
Cash paid during the year for:
Interest	$4,017	$3,765
Income taxes	$160	$163
Noncash activities
Declared dividends	$193	$170

See notes to consolidated financial statements.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1—Organization

PSB Holdings, Inc. (Company) is a federally chartered holding company formed on May 27, 2003 for the purpose of acquiring all of the common stock of Putnam Bank (formerly known as Putnam Savings Bank until its name change effective November 2, 2007) (Bank) concurrent with the Bank’s reorganization from a mutual savings institution to the mutual holding company form of organization. No shares were offered to the public as part of this reorganization.

On October 4, 2004, the Company issued 6,943,125 shares of common stock, 3,729,846 shares (53.7%) of which were issued to Putnam Bancorp, MHC (MHC) and 3,089,691 shares (44.5%) of which were sold to eligible depositors of the Bank and others at $10.00 per share. In addition, the Company issued 123,588 shares (1.8%) to a charitable foundation established by Putnam Savings Bank.

NOTE 2—Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2008. These financial statements should be read in conjunction with the 2007 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 21, 2007.

NOTE 3—Recent Accounting Pronouncements

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

NOTE 4—Earnings Per Share

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Basic EPS computation:
Net income	$539,000	$507,000

Weighted average shares outstanding	6,615,070	6,690,657

Basic EPS	$0.08	$0.08

Diluted EPS computation:
Net income	$539,000	$507,000

Weighted average shares outstanding	6,615,070	6,690,657
Dilutive potential shares	92,168	119,438

	6,707,238	6,810,095

Diluted EPS	$0.08	$0.07

NOTE 5—Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	September 30, 2007
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$17,949	$1	$(26)	$17,924
From one through five years	9,766	7	(18)	9,755
From five through ten years	3,735	—	(11)	3,724
After 10 years	9,484	58	(7)	9,535

	40,934	66	(62)	40,938

State agency and municipal obligations:
From five through ten years	1,362	68	—	1,430
After ten years	6,766	251	—	7,017

	8,128	319	—	8,447

Corporate bonds and other obligations:
Due within one year	3,929	—	(6)	3,923
From one through five years	7,945	35	(111)	7,869
After ten years	8,044	190	(594)	7,640

	19,918	225	(711)	19,432

Mortgage-backed securities	137,186	153	(1,409)	135,930

Total debt securities	206,166	763	(2,182)	204,747

Marketable equity securities:
Preferred stock	10,000	—	—	10,000
FHLB restricted stock	7,781	—	—	7,781

Total equity securities	17,781	—	—	17,781

Total available-for-sale securities	$223,947	$763	$(2,182)	$222,528

	June 30, 2007
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$17,446	$—	$(101)	$17,345
From one through five years	14,313	—	(120)	14,193
From five through ten years	3,785	11	(22)	3,774
After ten years	9,482	—	(115)	9,367

	45,026	11	(358)	44,679

State agency and municipal obligations:
From five through ten years	1,363	46	—	1,409
After ten years	7,765	208	—	7,973

	9,128	254	—	9,382

Corporate bonds and other obligations:
Due within one year	2,978	—	(5)	2,973
From one through five years	9,880	9	(58)	9,831
After ten years	8,044	226	(137)	8,133

	20,902	235	(200)	20,937

Mortgage-backed securities	137,529	159	(2,365)	135,323

Total debt securities	212,585	659	(2,923)	210,321

Marketable equity securities:
Preferred stock	5,000	—	—	5,000
FHLB restricted stock	7,181	—	—	7,181

Total equity securities	12,181	—	—	12,181

Total available-for-sale securities	$224,766	$659	$(2,923)	$222,502

There were no gross gains or gross losses realized on available-for-sale securities for the three months ended September 30, 2007 and September 30, 2006.

NOTE 6—Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three months ended September 30, 2007, as compared to the year-ago period:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Balance, beginning of period	$1,780	$1,582
Provision for loan losses	12	85
Charge offs	(15)	(24)
Recoveries	3	4

Balance, end of period	$1,780	$1,647

At September 30, 2007 and 2006, the Company had loans with balances of $1,529,815 (representing 10 loans) and $1,447,397 (representing 5 loans), respectively, on nonaccrual status. There were no impaired loans as of September 30, 2007 and September 30, 2006.

NOTE 7—Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005. The goodwill is evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period. The carrying amount of goodwill and core deposit intangible as of September 30, 2007 was $6.9 million and $1.0 million, respectively. The amortization expense related to the core deposit intangible for the three months ended September 30, 2007 and 2006 was $58,514 and $65,570, respectively.

	September 30, 2007	June 30, 2007
	(in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	$1,032	$1,091

Total intangible assets	$7,944	$8,003

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

For the years ended June 30,
(in thousands)
2008	176
2009	206
2010	178
2011	149
2012	121
Thereafter	202

Total	$1,032

NOTE 8—Comprehensive Income

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

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Net Income	$539	$507

Other comprehensive income(loss):
Net unrealized holding gains(losses) on available-for-sale securities	845	2,473
Reclassification adjustment for (gain) loss recognized in net income	—	—

Other comprehensive gains(loss) before tax expense	845	2,473
Income tax expense (benefit) related to items of other comprehensive income (loss)	(396)	963

Other comprehensive income (loss) net of tax	449	1,510

Total comprehensive income(loss)	$988	$2,017

NOTE 9—Stock-Based Incentive Plan

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

In accordance with Statement No.123 (R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended September 30, 2007 and September 30, 2006 of $137,005 and $89,611, respectively.

The weighted-average fair value of stock options granted on November 7, 2005 June 7, 2006 and May 25, 2007 using the Black-Scholes option pricing method was $2.00 per share, $1.97 and $1.84 per share, respectively. Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

	November 7, 2005 Grant	June 7, 2006 Grant	May 25, 2007 Grant
Dividend yield	1.89%	2.23%	2.24%
Expected volatility	12.65%	12.17%	11.04%
Risk-free rate	4.56%	4.95%	4.86%
Expected life in years	6.5	6.5	6.5
Fair value	$2.00	$1.97	$1.84

NOTE 10—Dividends

On September 5, 2007, the Board of Directors of the Company declared a cash dividend of $0.07 a share for stockholders of record as of October 5, 2007 and payable on October 19, 2007. The dividends declared totaling $206,000 were accrued and are included in other liabilities in the September 30, 2007 Consolidated Statements of Financial Condition. Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

NOTE 11—Commitment to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition.

The contractual amounts of outstanding commitments were as follows:

	September 30, 2007	June 30, 2007
	(in thousands)
Commitments to extend credit:
Loan commitments	$4,490	$6,345
Unadvanced construction loans	7,800	8,264
Unadvanced lines of credit	14,223	15,133
Standby letters of credit	1,822	3,209

Outstanding commitments	$28,335	$32,951

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 2007 and 2006, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2007 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 21, 2007.

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

Except as required by applicable law and regulation, the Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

During the three months ended September 30, 2007, the yield on our interest-earning assets increased more rapidly than the cost of our interest-bearing liabilities, reflecting a steepening of the yield curve. This has increased the Company’s net interest margin from 2.35% for the three months ended September 30, 2006 to 2.38% for the three months ended September 30, 2007. In addition, noninterest expense increased 3.3% during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This was offset by a 8.0% increase in non-interest income and a 85.9% decrease in the provision for loan loss during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In November 2006, the Financial Accounting Standards Board issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amended SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock. Effective March 31, 2007 and 2006, management evaluated the Company’s investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future. As a result, management did not consider any unrealized losses as “other-than-temporary” at September 30, 2007 and 2006.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

Assets

Total assets of the Company were $489.7 million at September 30, 2007, a decrease of $1.5 million, or 0.3%, from $491.2 million at June 30, 2007. Investments in available-for-sale securities remained at $222.5 million at both September 30, 2007 and June 30, 2007. Total loans outstanding increased $4.1 million, or 1.8%, to $238.3 million at September 30, 2007 from $234.2 million at June 30, 2007.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at September 30, 2007 and June 30, 2007.

	September 30, 2007	June 30, 2007
	(Dollars in thousands)
Allowance for loan losses	$1,780	$1,780
Gross loans outstanding	238,296	234,160
Nonperforming loans	1,529	1,538

Allowance/gross loans outstanding	0.75%	0.76%
Allowance/nonperforming loans	116%	116%

Past due and Nonperforming loans

The following table sets forth information regarding past due and non-accrual loans:

	September 30, 2007	June 30, 2007
	(in thousands)

Past due 30 days through 89 days and accruing	$3,050	$1,364

Past due 90 days or more and accruing	$—	$—

Past due 90 days or more and nonaccruing	$1,529	$1,538

Liabilities

Total liabilities decreased $1.1 million, or 0.3%, to $438.8 million at September 30, 2007 from $439.9 million at June 30, 2007, primarily due to a decrease in total deposits of $8.3 million, or 2.8% which was partially offset by an increase in borrowed funds of $7.8 million. Of this $8.3 million reduction in deposits, $4.7 million was due to a reduction in brokered certificates of deposits.

Stockholders’ Equity

Total stockholders’ equity decreased $326,000, or 0.6%, to $50.9 million at September 30, 2007 from $51.2 million at June 30, 2007. This was primarily due to the repurchase of 111,126 shares of the Company’s common stock at a total cost of $1.1 million during the three months ended September 30, 2007. This was partially offset by net income $539,000 and accumulated other comprehensive income of $449,000. The unrealized loss in the available-for-sale securities as of September 30, 2007 was attributable solely to interest rate movements. Management does not consider the loss to be other than temporary.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Net Income

Net income increased $32,000, or 6.3%, to $539,000 for the three months ended September 30, 2007 from net income of $507,000 for the three months ended September 30, 2006. The increase in net income reflected an improvement in the net interest margin. The increase in net income also resulted from an increase in noninterest income of $56,000 realized during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. In addition, there was a decrease in the loan loss provision of $73,000 for the three months ended September 30, 2007, which was partially offset by an increase in noninterest expense of $88,000 for the three months ended September 30, 2007.

Interest and Dividend Income

Interest and dividend income increased by $460,000, or 7.3%, to $6.8 million for the three months ended September 30, 2007 from $6.3 million for the three months ended September 30, 2006. The increase in interest and dividend income resulted primarily from an increase of $8.9 million, or 2.0%, in average interest-earning assets and an increase of 29 basis points in the average yield on our interest-earning assets between the periods. This increase was primarily due to funds being deployed into loans from the investment portfolio. The yield on total interest-earning assets increased to 5.84% for the three months ended September 30, 2007 from 5.55% for the three months ended September 30, 2006. Interest income on loans increased by $528,000, or 16.0%, to $3.8 million from $3.3 million. Interest and dividends on investments and deposits decreased $68,000, or 2.3%, to $2.92 million for the three months ended September 30, 2007 from $2.98 million for the three months ended September 30, 2006.

Interest Expense

Interest expense increased by $375,000, or 10.3%, to $4.0 million for three months ended September 30, 2007 from $3.6 million for the three months ended September 30, 2006. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $11.6 million, or 3.0%, from period to period and an increase of 27 basis points in the average cost of our interest-bearing liabilities to 4.04% for the three months ended September 30, 2007 from 3.77% for the three months ended September 30, 2006. The increase in average interest-bearing liabilities reflected a decrease of $9.6 million in average interest-bearing deposits and an increase of $21.2 million in average other borrowed money from September 30, 2006 to September 30, 2007.

Net Interest Income

Net interest income for the three months ended September 30, 2007 was $2.8 million, an increase of $85,000 or 3.2% over the three months ended September 30, 2006. This increase was primarily due to an increase in the net interest margin from 2.35% for the three months ended September 30, 2006 to 2.38% for the three months ended September 30, 2007. During the three months ended September 30, 2007, the yield on our interest-earning assets increased more rapidly than the cost on our interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses decreased by $73,000, or 85.9%, to $12,000 for the three months ended September 30, 2007 from $85,000 for the three months ended September 30, 2006.

Noninterest Income

Noninterest income increased $56,000, or 8.0%, to $759,000 for the three months ended September 30, 2007 from $703,000 for the three months ended September 30, 2006. This resulted primarily from an increase in service fee income of $35,000.

Noninterest Expense

Noninterest expense increased by $88,000, or 3.3%, to $2.8 million for the three months ended September 30, 2007 from $2.7 million for the three months ended September 30, 2006. The increase in noninterest expense was primarily due to increases in salaries and benefits and other noninterest expenses. Occupancy expense decreased $16,000, or 4.7% to $324,000 for the three months ended September 30, 2007 from $340,000 for the three months ended September 30, 2006. This was primarily due to decreases in depreciation expense of $8,000, and utilities expense of $4,000. Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses increased $61,000, or 6.8% to $958,000 for the three months ended September 30, 2007 from $897,000 for the three months ended September 30, 2006. This was primarily due to increases in service bureau expense of $35,000, stock award expense of $43,000. Compensation and benefits expense increased by $43,000, or 2.9%, to $1.50 million for the three months ended September 30, 2007 from $1.46 million for the three months ended September 30, 2006. The primary reasons for the increase were higher staffing costs and higher medical insurance premiums.

Provision for Income Taxes

The income tax expense increased by $94,000, or 120.5%, to $172,000 for the three months ended September 30, 2007 as compared to a $78,000 expense for the three months ended September 30, 2006. Our effective tax rate was 24.2% for the three months ended September 30, 2007, compared to 13.3% for the three months ended September 30, 2006. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the three months ended September 30,
	2007			2006
	(Dollars in thousands)
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Interest-earning assets:
Investment securities	$220,087	$2,899	5.23%	$240,686	$2,953	4.87%
Loans	237,549	3,838	6.41%	207,176	3,310	6.34%
Other earning assets	1,493	18	4.78%	2,385	32	5.32%

Total interest-earnings assets	459,129	6,755	5.84%	450,247	6,295	5.55%
Non-interest-earning assets	27,648			21,973

Total assets	$486,777			$472,220

Interest-bearing liabilities:
NOW accounts	$26,709	169	2.51%	$25,383	99	1.55%
Savings accounts	48,867	92	0.75%	52,880	98	0.74%
Money market accounts	17,133	85	1.97%	22,595	93	1.63%
Time deposits	152,520	1,800	4.68%	154,014	1,653	4.26%
Borrowed money	148,511	1,859	4.97%	127,245	1,687	5.26%

Total interest-bearing liabilities	393,740	4,005	4.04%	382,117	3,630	3.77%
Non-interest-bearing demand deposits	40,350			40,661
Other non-interest-bearing liabilities	1,386			(443)
Capital accounts	51,300			49,885

Total liabilities and capital accounts	$486,776			$472,220

Net interest income		$2,750			$2,665
Interest rate spread			1.80%			1.78%
Net interest-earning assets	$65,389			$68,130

Net interest margin			2.38%			2.35%
Average earning assets to average interest-bearing liabilities			116.61%			117.83%

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

	For the three months ended September 30, 2007 compared to the three months ended September 30, 2006
	Increase(Decrease) Due to
	Rate	Volume	Net
INTEREST INCOME
Investment securities	$902	$(956)	$(54)
Loans	38	490	528
Other interest-earning assets	(3)	(11)	(14)

TOTAL INTEREST INCOME	937	(477)	460

INTEREST EXPENSE:
NOW accounts	65	5	70
Savings accounts	9	(15)	(6)
Money Market accounts	78	(86)	(8)
Time deposits	250	(103)	147
Other borrowed money	(517)	689	172

TOTAL INTEREST INCOME	(115)	490	375

CHANGE IN NET INTEREST INCOME	$1,052	$(967)	$85

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of September 30, 2007 of $145.8 million with unused borrowing capacity of $35.3 million. The Bank also had brokered CDs as of September 30, 2007 of $6.6 million, a decrease of $4.8 million since June 30, 2007, and the ability to originate additional brokered CDs, up to our policy limit of 10% of total assets.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended September 30, 2007 and 2006, the Bank originated loans net of principal payments of approximately $5.2 million and $9.4 million, respectively. Purchases of securities totaled $10.6 million and $9.5 million, for the three months ended September 30, 2007 and 2006, respectively.

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

Certificates of deposits totaled $155.2 million at September 30, 2007. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at September 30, 2007 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at September 30, 2007.

	Required	Actual
Ratio of Tier 1 Capital to total assets	4%	8.36%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	16.59%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	15.90%

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

For the three months ended September 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Part II. – OTHER INFORMATION

Item 1.	Legal Proceedings—Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 through July 31, 2007	80,865	$10.01	368,055	145,945
August 1 through August 31, 2007	25,870	$9.93	393,925	120,075
September 1 through September 30, 2007	4,391	$9.70	398,316	115,684

(1)	On December 12, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its issued and outstanding shares, or up to 347,000 shares. This program was completed on August 2, 2007, and the Company then announced a new stock repurchase program pursuant to which the Company intends to purchase up to 2.5% of the then outstanding shares, or an additional 167,000 shares.

Item 3.	Defaults Upon Senior Securities—Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders—Not applicable

Item 5.	Other Information—Not applicable

Item 6.	Exhibits

Exhibits
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date November 14, 2007	/s/ THOMAS A. BORNER
Thomas A. Borner
Chief Executive Officer

Date November 14, 2007	/s/ ROBERT J. HALLORAN, JR.
Robert J. Halloran, Jr.
President and Treasurer