Form 10QSB
period 2007-12-31
PSB Holdings, Inc.
filed 2008-02-08
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

☐  YES    ☒  NO

As of December 31, 2007, there were 6,566,194 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format Yes  ☐    No  ☒

PSB Holdings, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	December 31, 2007	June 30, 2007
	(in thousands, except share data)
ASSETS
Cash and due from depository institutions	$5,930	$8,718
Federal funds sold	2,375	4,480
Investment securities, at fair value	217,266	222,502
Loans receivable, gross	239,766	234,160
Allowance for loan losses	(1,776)	(1,780)

Loans receivable, net	237,990	232,380
Premises and equipment, net	4,073	4,218
Intangible assets	7,885	8,003
Other assets	10,750	10,897

TOTAL ASSETS	$486,269	$491,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$286,493	$293,473
Borrowed funds	144,988	141,857
Mortgagors’ escrow accounts	1,292	1,280
Other liabilities	3,079	3,337

Total Liabilities	435,852	439,947
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, ($.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,566,194 shares outstanding at December 31, 2007 and 6,778,303 shares outstanding at June 30, 2007)	694	694
Additional paid-in capital	30,465	30,465
Unearned ESOP shares	(2,222)	(2,222)
Unearned stock awards	(686)	(978)
Retained earnings	27,290	26,441
Treasury stock, at cost (376,931 shares at December 31, 2007 and 164,822 shares at June 30, 2007)	(3,880)	(1,767)
Accumulated other comprehensive loss	(1,244)	(1,382)

Total stockholders’ equity	50,417	51,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$486,269	$491,198

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands, except share data)
Interest income:
Interest on loans	$3,831	$3,479	$7,669	$6,790
Interest and dividends on investments	3,047	2,797	5,964	5,782

Total interest income	6,878	6,276	13,633	12,572
Interest expense:
Deposits and escrow	2,212	2,067	4,357	4,010
Borrowed funds	1,802	1,607	3,662	3,294

Total interest expense	4,014	3,674	8,019	7,304

Net interest income	2,864	2,602	5,614	5,268
Provision for loan losses	35	101	47	186

Net interest income after provision for loan losses	2,829	2,501	5,567	5,082
Noninterest income:
Fees for services	634	579	1,247	1,157
Mortgage banking activities	42	18	61	42
Net commissions from brokerage service	41	37	68	78
Net loss from sale of securities	(20)	(69)	(20)	(69)
Other income	106	74	206	134

Total noninterest income	803	639	1,562	1,342
Noninterest expense:
Compensation and benefits	1,496	1,458	3,000	2,936
Occupancy and equipment	328	314	651	654
Data processing	234	212	464	408
Advertising and marketing	125	98	233	199
Other noninterest expense	564	674	1,185	1,257

Total noninterest expense	2,747	2,756	5,533	5,454

Income before income tax expense	885	384	1,596	970
Income tax expense (benefit)	200	(84)	372	(6)

NET INCOME	$685	$468	$1,224	$976

Earnings per common share
Basic	$0.10	$0.07	$0.19	$0.15
Diluted	$0.10	$0.07	$0.18	$0.14

See notes to consolidated financial statements

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$1,224	$976
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	47	186
Stock-based compensation expense	217	179
Amortization of core deposit intangible	118	132
Depreciation	277	293
Net amortization on available-for-sale securities	(59)	(61)
Amortization of premium on purchased loans	11	19
Net realized investment security losses	20	69
Originations of loans for resale	(7,314)	(5,691)
Proceeds from sale of loans	7,375	5,385
Gain on sale of loans	(61)	(42)
Increase in cash surrender value of Bank owned life insurance	(130)	(54)
Net change in:
Deferred loan fees	(105)	(192)
Other assets	39	(193)
Other liabilities	(220)	(515)

Net cash provided (used) by operating activities	1,439	491

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	24,626	3,927
Proceeds from maturities of available-for-sale securities	25,985	36,669
Purchase of available-for-sale securities	(44,960)	(20,404)
Loan originations net of principal payments	(5,563)	(16,483)
Investment in bank owned life insurance	—	(3,000)
Purchase of premises and equipment	(132)	(184)

Net cash provided (used) by investing activities	(44)	525

Cash flows from financing activities
Change in savings and demand deposit accounts	(10,139)	(13,616)
Change in time deposit accounts	3,159	13,036
Proceeds from long term borrowings	46,000	57,425
Repayments of long term borrowings	(34,105)	(33,484)
Net change in short term borrowings	(8,764)	(20,394)
Change in mortgagors’ escrow account	12	7
Acquisition of treasury shares	(2,092)	(46)
Dividends paid	(359)	(338)

Net cash provided (used) by financing activities	(6,288)	2,590

Increase (decrease) in cash and cash equivalents	(4,893)	3,606
Cash and cash equivalents at beginning of year	13,198	8,195

Cash and cash equivalents at end of period	$8,305	$11,801

Supplemental disclosures
Cash paid during the year for:
Interest	$8,029	$7,503
Income taxes	$432	$422
Noncash activities
Declared dividends	$199	$184

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

On October 4, 2004, the Company issued 6,943,125 shares of common stock, 3,729,846 shares (53.7%) of which were issued to Putnam Bancorp, MHC (MHC) and 3,089,691 shares (44.5%) of which were sold to eligible depositors of the Bank and others at $10.00 per share. In addition, the Company issued 123,588 shares (1.8%) to a charitable foundation established by the Bank.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. SFAS No. 158 also requires an entity to measure the funded status of a plan as of the balance sheet date, with limited exceptions. SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, and SFAS No. 132 (revised 2003), “Employers Disclosures about Pensions and Other Postretirement Benefits,” and other accounting literature. An entity will continue to apply SFAS No. 87, 88 and 106 for measurement of plan assets and benefit obligations as of the balance sheet date and determination of net periodic benefit cost. Public entities are required to initially recognize the funded status of a defined benefit plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company’s adoption of SFAS No. 158 did not have a material impact on the Company’s financial position or results of operation.

During the first quarter of 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose and measure many financial instruments and certain other items at fair value. The Company will be required to adopt SFAS No. 159 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 159 on its financial position and results of operation. Early adoption is permitted.

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

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

The Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of Interpretation 48 did not have a material impact on the results from operations or financial condition of the Company.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months and six months ended December 31, 2007 and December 31, 2006:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Basic EPS computation:
Net income	$685,000	$468,000

Weighted average shares outstanding	6,534,918	6,707,336
Basic EPS	$0.10	$0.07

Diluted EPS computation:
Net income	$685,000	$468,000

Weighted average shares outstanding	6,534,918	6,707,336
Dilutive potential shares	75,460	109,219

	6,610,378	6,816,555
Diluted EPS	$0.10	$0.07

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
Basic EPS computation:
Net income	$1,224,000	$976,000

Weighted average shares outstanding	6,574,994	6,698,997
Basic EPS	$0.19	$0.15

Diluted EPS computation:
Net income	$1,224,000	$976,000

Weighted average shares outstanding	6,574,994	6,698,997
Dilutive potential shares	83,814	114,379

	6,658,808	6,813,376
Diluted EPS	$0.18	$0.14

NOTE 5—Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	December 31, 2007
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$3,000	$—	$(3)	$2,997
From one through five years	3,249	10	—	3,259
After ten years	12,986	290	—	13,276

	19,235	300	(3)	19,532

State agency and municipal obligations:
From five through ten years	1,362	66	—	1,428
After ten years	6,766	280	—	7,046

	8,128	346	—	8,474

Corporate bonds and other obligations:
Due within one year	4,951	8	—	4,959
From one through five years	7,938	46	(409)	7,575
After ten years	8,043	127	(592)	7,578

	20,932	181	(1,001)	20,112

Mortgage-backed securities	146,084	631	(2,341)	144,374

Total debt securities	194,379	1,458	(3,345)	192,492

Marketable equity securities:
Preferred stock	16,993	—	—	16,993
FHLB restricted stock	7,781	—	—	7,781

Total equity securities	24,774	—	—	24,774

Total available-for-sale securities	$219,153	$1,458	$(3,345)	$217,266

	June 30, 2007
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$17,446	$—	$(101)	$17,345
From one through five years	14,313	—	(120)	14,193
From five through ten years	3,785	11	(22)	3,774
After ten years	9,482	—	(115)	9,367

	45,026	11	(358)	44,679

State agency and municipal obligations:
From five through ten years	1,363	46	—	1,409
After ten years	7,765	208	—	7,973

	9,128	254	—	9,382

Corporate bonds and other obligations:
Due within one year	2,978	—	(5)	2,973
From one through five years	9,880	9	(58)	9,831
After ten years	8,044	226	(137)	8,133

	20,902	235	(200)	20,937

Mortgage-backed securities	137,529	159	(2,365)	135,323

Total debt securities	212,585	659	(2,923)	210,321

Marketable equity securities:
Preferred stock	5,000	—	—	5,000
FHLB restricted stock	7,181	—	—	7,181

Total equity securities	12,181	—	—	12,181

Total available-for-sale securities	$224,766	$659	$(2,923)	$222,502

There were gross losses of $84,934 and $69,056 realized on available-for-sale securities for the six months ended December 31, 2007 and December 31, 2006, respectively. There were gross gains of $65,242 realized on available-for-sale securities for the six months ended December 31, 2007. There were no gross gains realized for the six months ended December 31, 2006.

NOTE 6—Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three months and six months ended December 31, 2007, as compared to the year-ago period:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Balance, beginning of period	$1,780	$1,647	$1,780	$1,582
Provision for loan losses	35	101	47	186
Charge offs	(60)	(18)	(75)	(42)
Recoveries	21	24	24	28

Balance, end of period	$1,776	$1,754	$1,776	$1,754

At December 31, 2007 and 2006, the Company had loans with balances of $1,719,352 (representing 10 loans) and $1,570,955 (representing 6 loans), respectively, on nonaccrual status. There were no impaired loans as of December 31, 2007. Three loans totaling $1,434,821 were considered impaired and had an allocated allowance for loan loss of $214,875 as of December 31, 2006.

NOTE 7—Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005. The goodwill is evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period. The carrying amount of goodwill and core deposit intangible as of December 31, 2007 was $6.9 million and $973,000, respectively. The amortization expense related to the core deposit intangible for the three months ended December 31, 2007 and 2006 was $59,000 and $66,000, respectively. The amortization expense related to the core deposit intangible for the six months ended December 31, 2007 and 2006 was $117,000 and $131,000, respectively.

	December 31, 2007	June 30, 2007
	( in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	$973	$1,091

Total intangible assets	$7,885	$8,003

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

For the years ended June 30,
(in thousands)
2008	117
2009	206
2010	178
2011	149
2012	121
Thereafter	202

Total	$973

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income	$685	$468	$1,224	$976

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	(488)	526	356	2,999
Reclassification adjustment for (gain) loss recognized in net income	20	69	20	69

Other comprehensive gains (loss) before tax expense	(468)	595	376	3,068
Income tax expense (benefit) related to items of other comprehensive income (loss)	158	(232)	(238)	(1,195)

Other comprehensive income (loss) net of tax	(311)	363	138	1,873

Total comprehensive income	$374	$831	$1,362	$2,849

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

In accordance with Statement No.123 (R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended December 31, 2007 and December 31, 2006 of $80,000 and $90,000, respectively. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the six months ended December 31, 2007 and December 31, 2006 of $217,000 and $179,000, respectively.

The weighted-average fair value of stock options granted on November 7, 2005 June 7, 2006 and May 25, 2007 using the Black-Scholes option pricing method was $2.00 per share, $1.97 per share and $1.84 per share, respectively. Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

	November 7, 2005 Grant	June 7, 2006 Grant	May 25, 2007 Grant
Dividend yield	1.89%	2.23%	2.24%
Expected volatility	12.65%	12.17%	11.04%
Risk-free rate	4.56%	4.95%	4.86%
Expected life in years	6.5	6.5	6.5
Fair value	$2.00	$1.97	$1.84

NOTE 10—Dividends

On December 5, 2007, the Board of Directors of the Company declared a cash dividend of $0.07 a share for stockholders of record as of January 4, 2008 and payable on January 18, 2008. The dividends declared totaling $199,000 were accrued and are included in other liabilities in the December 31, 2007 Consolidated Statements of Financial Condition. Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

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

The contractual amounts of outstanding commitments were as follows:

	December 31, 2007	June 30, 2007
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,479	$6,345
Unadvanced construction loans	6,640	8,264
Unadvanced lines of credit	15,916	15,133
Standby letters of credit	3,050	3,209

Outstanding commitments	$29,085	$32,951

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three months and six months ended December 31, 2007 and 2006, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2007 Consolidated Financial Statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 21, 2007.

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

During the three months ended December 31, 2007, the yield on our interest-earning assets increased more rapidly than the cost of our interest-bearing liabilities, reflecting a steepening of the yield curve. This has increased the Company's net interest margin from 2.30% for the three months ended December 31, 2006 to 2.45% for the three months ended December 31, 2007. In addition, noninterest expense decreased 0.3% during the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Noninterest income increased 25.7% and the provision for loan loss decreased 65.3% during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.

During the six months ended December 31, 2007, the yield on our interest-earning assets increased more rapidly than the cost of our interest-bearing liabilities, reflecting a steepening of the yield curve. This has increased the Company's net interest margin from 2.33% for the six months ended December 31, 2006 to 2.41% for the six months ended December 31, 2007. Noninterest expense increased 1.4% during the six months ended December 31, 2007 compared to the six months ended December 31, 2006. This was partially offset by an increase in noninterest income of 16.4% and the provision for loan loss during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 decreased 74.7%.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, goodwill and the impairment of securities.

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

Other-Than-Temporary Impairment of Securities.    Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In November 2006, the Financial Accounting Standards Board issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amended SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock. Management evaluates the Company’s investment portfolio on an ongoing basis and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future. As a result, management did not consider any unrealized losses as “other-than-temporary” at December 31, 2007 and 2006.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

Assets

Total assets of the Company were $486.3 million at December 31, 2007, a decrease of $4.9 million, or 1.0%, from $491.2 million at June 30, 2007. Investments in available-for-sale securities decreased $5.2 million, or 2.4%, to $217.3 million at December 31, 2007 from $222.5 million at June 30, 2007. Federal funds sold decreased $2.1 million, or 47.0%, to $2.4 million at December 31, 2007 from $4.5 million at June 30, 2007 Total loans outstanding increased $5.6 million, or 2.4%, to $239.8 million at December 31, 2007 from $234.2 million at June 30, 2007.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at December 31, 2007 and June 30, 2007.

	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Allowance for loan losses	$1,776	$1,780
Gross loans outstanding	239,766	234,160
Nonperforming loans	1,719	1,538
Allowance/gross loans outstanding	0.74%	0.76%
Allowance/nonperforming loans	103%	116%

Past due and Nonperforming loans

The following table sets forth information regarding past due and non-accrual loans:

	December 31, 2007	June 30, 2007
	(in thousands)
Past due 30 days through 89 days and accruing	$4,828	$1,364
Past due 90 days or more and accruing	$602	$—
Past due 90 days or more and nonaccruing	$1,719	$1,538

Although nonperforming loans and delinquencies have shown an increase from June 30, 2007 to Dec 31, 2007, careful analysis of the loan credits involved indicate that no additional allowances are warranted at this time.

Liabilities

Total liabilities decreased $4.1 million, or 0.9%, to $435.8 million at December 31, 2007 from $439.9 million at June 30, 2007, primarily due to a decrease in total deposits of $7.0 million, or 2.4% which was partially offset by an increase in borrowed funds of $3.1 million, or 2.2%. Of the $7.0 million reduction in deposits, $6.8 million was due to a reduction in brokered certificates of deposits.

Stockholders’ Equity

Total stockholders’ equity decreased $834,000, or 1.6%, to $50.4 million at December 31, 2007 from $51.2 million at June 30, 2007. This was primarily due to the repurchase of 210,109 shares of the Company’s common stock at a total cost of $2.1 million during the six months ended December 31, 2007. This was partially offset by net income of $1.2 million. The unrealized loss in the available-for-sale securities of $1.2 million as of December 31, 2007 and the unrealized loss in the available-for-sale securities of $1.4 million at June 30, 2007 were attributable solely to interest rate movements. Management does not consider the losses to be other than temporary.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

Net Income

Net income increased $217,000, or 46.4%, to $685,000 for the three months ended December 31, 2007 from net income of $468,000 for the three months ended December 31, 2006. The increase in net income reflected an improvement in the net interest margin. The increase in net income also resulted from an increase in noninterest income of $164,000 realized during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. In addition, there was a decrease in the loan loss provision of $66,000 for the three months ended December 31, 2007, and a decrease in noninterest expense of $9,000 for the three months ended December 31, 2007.

Interest and Dividend Income

Interest and dividend income increased by $602,000, or 9.6%, to $6.9 million for the three months ended December 31, 2007 from $6.3 million for the three months ended December 31, 2006. The increase in interest and dividend income resulted primarily from an increase of $15.3 million, or 3.4%, in average interest-earning assets and an increase of 33 basis points in the average yield on interest-earning assets to 5.89% for the three months ended December 31, 2007 from 5.56% for the three months ended December 31, 2006. This increase was primarily due to an increase of 61 basis points in the average yield on investment securities to 5.42% for the three months ended December 31, 2007 from 4.81% for the three months ended December 31, 2006. Interest income on loans increased by $352,000, or 10.1%, to $3.8 million from $3.5 million. Interest and dividends on investments and deposits increased $250,000, or 8.9%, to $3.0 million for the three months ended December 31, 2007 from $2.8 million for the three months ended December 31, 2006.

Interest Expense

Interest expense increased by $340,000, or 9.3%, to $4.0 million for three months ended December 31, 2007 from $3.7 million for the three months ended December 31, 2006. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $16.2 million, or 4.3%, from period to period and an increase of 18 basis points in the average cost of our interest-bearing liabilities to 4.03% for the three months ended December 31, 2007 from 3.85% for the three months ended December 31, 2006. The increase in average interest-bearing liabilities reflected a decrease of $8.8 million in average interest-bearing deposits and an increase of $25.0 million in average other borrowed money from December 31, 2006 to December 31, 2007. Average brokered deposits decreased $20.7 million, or 80.3%, from the three months ended December 31, 2006 to the average three months ended December 31, 2007.

Net Interest Income

Net interest income for the three months ended December 31, 2007 was $2.9 million, an increase of $262,000 or 10.1%, over the three months ended December 31, 2006. This increase was primarily due to an increase in the net interest margin from 2.30% for the three months ended December 31, 2006 to 2.45% for the three months ended December 31, 2007. During the three months ended December 31, 2007, the yield on our interest-earning assets increased more rapidly than the cost on our interest-bearing liabilities, reflecting the steepening yield curve of market rates.

Provision for Loan Losses

The provision for loan losses decreased by $66,000, or 65.3%, to $35,000 for the three months ended December 31, 2007 from $101,000 for the three months ended December 31, 2006.

Noninterest Income

Noninterest income increased $164,000, or 25.7%, to $803,000 for the three months ended December 31, 2007 from $639,000 for the three months ended December 31, 2006. This resulted primarily from an increase in service fee income of $55,000, Mortgage Banking activities of $24,000 and other income of $32,000.

Noninterest Expense

Noninterest expense decreased by $9,000, or 0.3%, to $2.75 million for the three months ended December 31, 2007 from $2.76 million for the three months ended December 31, 2006. Other noninterest expense, consisting primarily of office supplies and professional expenses decreased $110,000, or 16.3% to $564,000 for the three months ended December 31, 2007 from $674,000 for the three months ended December 31, 2006. This was primarily due to decreases in item processing expense of $34,000 and investor relations expense of $15,000. Occupancy expense increased $14,000, or 4.5% to $328,000 for the three months ended December 31, 2007 from $314,000 for the three months ended December 31, 2006. This was primarily due to an increase in real estate expense of $10,000. Compensation and benefits expense increased by $38,000, or 2.6%, to $1.50 million for the three months ended December 31, 2007 from $1.46 million for the three months ended December 31, 2006. The primary reasons for the increase were higher staffing costs and higher medical insurance premiums.

Provision for Income Taxes

The income tax expense increased by $284,000, or 338.1.0%, to $200,000 for the three months ended December 31, 2007 as compared to a tax benefit of $84,000 for the three months ended December 31, 2006. This increase in the tax provision reflected a significant reduction in Auction Rate Preferred investments that have a dividends-received deduction applicable to them. Average Auction Rate Preferred securities for the three months ended December 31, 2007 were $12.4 million as compared to $37.1 million for the three months ended

December 31, 2006. Our effective tax rate was 22.6% for the three months ended December 31, 2007. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Comparison of Operating Results for the Six Months Ended December 31, 2007 and 2006

Net Income

Net income increased $248,000, or 25.4%, to $1.2 million for the six months ended December 31, 2007 from net income of $976,000 for the six months ended December 31, 2006. The increase in net income reflected an improvement in the net interest margin. The increase in net income also resulted from an increase in noninterest income of $220,000 realized during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. In addition, there was a decrease in the loan loss provision of $139,000 for the six months ended December 31, 2007, which was partially offset by an increase in noninterest expense of $79,000 for the six months ended December 31, 2007.

Interest and Dividend Income

Interest and dividend income increased by $1.1 million, or 8.4%, to $13.6 million for the six months ended December 31, 2007 from $12.5 million for the six months ended December 31, 2006. The increase in interest and dividend income resulted primarily from an increase of $12.1 million, or 2.7%, in average interest-earning assets and an increase of 31 basis points in the average yield on interest-earning assets to 5.86% for the six months ended December 31, 2007 from 5.55% for the six months ended December 31, 2006. This increase was primarily due to an increase of 48 basis points in the average yield on investment securities to 5.32% for the six months ended December 31, 2007 from 4.84% for the six months ended December 31, 2006. Interest income on loans increased by $879,000, or 12.9%, to $7.7 million from $6.8 million. Interest and dividends on investments and deposits increased $182,000, or 3.1%, to $6.0 million for the six months ended December 31, 2007 from $5.8 million for the six months ended December 31, 2006.

Interest Expense

Interest expense increased by $715,000, or 9.8%, to $8.0 million for six months ended December 31, 2007 from $7.3 million for the six months ended December 31, 2006. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $12.9 million, or 3.4%, from period to period and an increase of 23 basis points in the average cost of our interest-bearing liabilities to 4.03% for the six months ended December 31, 2007 from 3.80% for the six months ended December 31, 2006. The increase in average interest-bearing liabilities reflected a decrease of $10.2 million in average interest-bearing deposits and an increase of $23.1 million in average other borrowed money from December 31, 2006 to December 31, 2007. Average brokered deposits decreased $18.5 million, or 74.0% from the six months ended December 31, 2006 to the average six months ended December 31, 2007.

Net Interest Income

Net interest income for the six months ended December 31, 2007 was $5.6 million, an increase of $346,000 or 6.6% over the six months ended December 31, 2006. This increase was primarily due to an increase in the net interest margin from 2.33% for the six months ended December 31, 2006 to 2.41% for the six months ended December 31, 2007. During the six months ended December 31, 2007, the yield on our interest-earning assets increased more rapidly than the cost on our interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses decreased by $139,000, or 74.7%, to $47,000 for the six months ended December 31, 2007 from $186,000 for the six months ended December 31, 2006.

Noninterest Income

Noninterest income increased $220,000, or 16.4%, to $1.6 million for the six months ended December 31, 2007 from $1.3 for the six months ended December 31, 2006. This resulted primarily from an increase in service fee income of $90,000 and other income of $72,000.

Noninterest Expense

Noninterest expense increased by $79,000, or 1.4%, to $5.53 million for the six months ended December 31, 2007 from $5.45 million for the six months ended December 31, 2006. The increase in noninterest expense was primarily due to increases in salaries and benefits and other noninterest expenses. Occupancy expense decreased $3,000, or 0.5% to $651,000 for the six months ended December 31, 2007 from $654,000 for the six months ended December 31, 2006. Other noninterest expense, consisting primarily of marketing, office supplies, and professional expenses increased $18,000, or 1.0% to $1.88 million for the six months ended December 31, 2007 from $1.86 for the six months ended December 31, 2006. This was primarily due to an increase in advertising and marketing expense of $34,000. Compensation and benefits expense increased by $64,000, or 2.2%, to $3.0 million for the six months ended December 31, 2007 from $2.9 million for the six months ended December 31, 2006. The primary reasons for the increase were higher staffing costs and higher medical insurance premiums.

Provision for Income Taxes

The income tax expense increased by $378,000 to $372,000 for the six months ended December 31, 2007 as compared to a tax benefit of $6,000 for the six months ended December 31, 2006. This increase in the tax provision reflected a significant reduction in Auction Rate Preferred investments that have a dividends-received deduction applicable to them. Average Auction Rate Preferred securities for the six months ended December 31, 2007 were $9.0 million as compared to $43.7 million for the six months ended December 31, 2006. Our effective tax rate was 23.3% for the six months ended December 31, 2007. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended December 31,
	2007			2006
	(Dollars in thousands)
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Interest-earning assets:
Investment securities	$218,866	$2,990	5.42%	$228,006	$2,764	4.81%
Loans	239,554	3,831	6.34%	217,500	3,479	6.35%
Other earning assets	5,000	57	4.52%	2,597	33	5.04%

Total interest-earnings assets	463,420	6,878	5.89%	448,103	6,276	5.56%
Non-interest-earning assets	26,152			23,213

Total assets	$489,572			$471,316

Interest-bearing liabilities:
NOW accounts	$27,518	195	2.81%	$23,725	94	1.57%
Savings accounts	47,751	90	0.75%	52,242	97	0.74%
Money market accounts	15,688	76	1.92%	19,939	82	1.63%
Time deposits	154,978	1,851	4.74%	158,807	1,794	4.48%
Borrowed money	149,348	1,802	4.79%	124,342	1,607	5.13%

Total interest-bearing liabilities	395,283	4,014	4.03%	379,055	3,674	3.85%
Non-interest-bearing demand deposits	39,545			40,086
Other non-interest-bearing liabilities	1,943			560
Capital accounts	52,801			51,615

Total liabilities and capital accounts	$489,572			$471,316

Net interest income		$2,864			$2,602
Interest rate spread			1.86%			1.71%
Net interest-earning assets	$68,137			$69,048

Net interest margin			2.45%			2.30%
Average earning assets to average interest-bearing liabilities			117.24%			118.22%

	For the Six Months Ended December 31,
	2007			2006
	(Dollars in thousands)
	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Interest-earning assets:
Investment securities	$219,476	$5,889	5.32%	$234,346	$5,718	4.84%
Loans	238,552	7,669	6.38%	212,338	6,790	6.34%
Other earning assets	3,247	75	4.58%	2,492	64	5.09%

Total interest-earnings assets	461,275	13,633	5.86%	449,176	12,572	5.55%
Non-interest-earning assets	26,900			22,592

Total assets	$488,175			$471,768

Interest-bearing liabilities:
NOW accounts	$27,114	364	2.66%	$24,555	193	1.56%
Savings accounts	48,308	181	0.74%	52,561	196	0.74%
Money market accounts	16,410	161	1.95%	21,267	174	1.62%
Time deposits	153,748	3,651	4.71%	157,409	3,447	4.34%
Borrowed money	148,930	3,662	4.88%	125,794	3,294	5.19%

Total interest-bearing liabilities	394,510	8,019	4.03%	381,586	7,304	3.80%
Non-interest-bearing demand deposits	39,950			39,374
Other non-interest-bearing liabilities	1,665			58
Capital accounts	52,050			50,750

Total liabilities and capital accounts	$488,175			$471,768

Net interest income		$5,614			$5,268
Interest rate spread			1.83%			1.75%
Net interest-earning assets	$66,765			$67,590

Net interest margin			2.41%			2.33%
Average earning assets to average interest-bearing liabilities			116.92%			117.71%

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

	For the Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006
	Increase (Decrease) Due to
	Rate	Volume	Net
INTEREST INCOME
Investment securities	$840	$(614)	$226
Loans	(5)	357	352
Other interest-earning assets	(22)	46	24

TOTAL INTEREST INCOME	813	(211)	602

INTEREST EXPENSE:
NOW accounts	84	17	101
Savings accounts	9	(16)	(7)
Money Market accounts	60	(66)	(6)
Time deposits	282	(225)	57
Other borrowed money	(588)	783	195

TOTAL INTEREST INCOME	(153)	493	340

CHANGE IN NET INTEREST INCOME	$966	$(704)	$262

	For the Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006
	Increase (Decrease) Due to
	Rate	Volume	Net
INTEREST INCOME
Investment securities	$984	$(813)	$171
Loans	36	843	879
Other interest-earning assets	(16)	27	11

TOTAL INTEREST INCOME	1,004	57	1,061

INTEREST EXPENSE:
NOW accounts	149	22	171
Savings accounts	3	(18)	(15)
Money Market accounts	67	(80)	(13)
Time deposits	409	(205)	204
Other borrowed money	(507)	875	368

TOTAL INTEREST INCOME	121	594	715

CHANGE IN NET INTEREST INCOME	$883	$(537)	$346

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of December 31, 2007 of $140.8 million with unused borrowing capacity of $45.7 million. The Bank also had brokered CDs as of December 31, 2007 of $4.5 million, a decrease of $6.8 million since June 30, 2007, and the ability to originate additional brokered CDs, up to our policy limit of 10% of total assets.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the six months ended December 31, 2007 and 2006, the Bank originated loans for the portfolio net of principal payments of approximately $5.6 million and $16.5 million, respectively. Purchases of securities totaled $45.0 million and $20.4 million, for the six months ended December 31, 2007 and 2006, respectively.

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

Certificates of deposits totaled $157.0 million at December 31, 2007. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at December 31, 2007 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at December 31, 2007.

	Required	Actual
Ratio of Tier 1 Capital to total assets	4%	8.55%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	16.42%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	15.75%

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

For the six months ended December 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Part II.—OTHER INFORMATION

Item 1.	Legal Proceedings—Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
October 1 through October 31, 2007	500	$10.23	398,816	115,184
November 1 through November 30, 2007	97,100	$9.93	495,916	18,084
December 1 through December 31, 2007	1,383	$8.89	497,299	16,701

(1)	On December 12, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intended to purchase up to 5% of its issued and outstanding shares, or up to 347,000 shares. This program was completed on August 2, 2007, and the Company then announced a new stock repurchase program pursuant to which the Company intends to purchase up to 2.5% of the then outstanding shares, or an additional 167,000 shares.

Item 3.	Defaults Upon Senior Securities—Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company convened its 2007 Annual Meeting of Stockholders on November 2, 2007. At the meeting, the stockholders of the Company considered and voted on the following proposals:

Ballot No. 1. The election of Charles W. Bentley, Jr., Paul M. Kelly and Charles H. Puffer, each to serve as a director for a term of three years and until his successor has been elected and qualified and the election of Jitendra K. Sinha to serve as a director for a term of one year and until his successor has been elected and qualified.

The results of Ballot No. 1 were as follows:

	For	Withheld
Charles W. Bentley, Jr.	5,798,348	20,369
Paul M. Kelly	5,798,348	20,369
Charles H. Puffer	5,798,348	20,369
Jitendra K. Sinha	5,792,120	26,597

The term in office of directors Mary E. Patenaude, Robert J. Halloran, Jr., Thomas A. Borner, Richard A. Loomis and John P. Miller continued after the 2007 Annual Meeting.

Ballot No. 2. The ratification of the appointment of Whittlesey & Hadley, P.C. as the independent registered public accounting firm of the Company for the fiscal year ending June 30, 2008.

The results of Ballot No. 2 were as follows:

	For	Against	Abstain
Number of votes	5,815,205	2,719	793
Percentage of shares voting in person or by proxy	99.95%	0.04%	0.01%

Item 5.	Other Information
a.	Not applicable.

b.	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this form 10-QSB.

Item 6.	Exhibits

Exhibits
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC. (Registrant)

Date February 8, 2008	/s/ Thomas A. Borner
Thomas A. Borner Chief Executive Officer

Date February 8, 2008	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr. President and Treasurer