Form 10QSB
period 2008-03-31
PSB Holdings, Inc.
filed 2008-05-12
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of March 31, 2008, there were 6,530,671 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PSB Holdings, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Statements of Financial Condition

(Unaudited)

	March 31, 2008	June 30, 2007
	(in thousands, except share data)
ASSETS
Cash and due from depository institutions	$5,975	$8,718
Federal funds sold	2,965	4,480
Investment securities, at fair value	214,032	222,502

Loans receivable, gross	241,615	234,160
Allowance for loan losses	(1,765)	(1,780)

Loans receivable, net	239,850	232,380

Premises and equipment, net	3,997	4,218
Intangible assets	7,827	8,003
Other assets	10,458	10,897

TOTAL ASSETS	$485,104	$491,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$282,551	$293,473
Borrowed funds	147,966	141,857
Mortgagors’ escrow accounts	847	1,280
Other liabilities	3,690	3,337

Total Liabilities	435,054	439,947
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, ($.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,530,671 shares outstanding at March 31, 2008 and 6,778,303 shares outstanding at June 30, 2007)	694	694
Additional paid-in capital	30,465	30,465
Unearned ESOP shares	(2,222)	(2,222)
Unearned stock awards	(686)	(978)
Retained earnings	28,000	26,441
Treasury stock, at cost (412,454 shares at March 31, 2008 and 164,822 shares at June 30, 2007)	(4,203)	(1,767)
Accumulated other comprehensive loss	(1,998)	(1,382)

Total stockholders’ equity	50,050	51,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$485,104	$491,198

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands, except share data)
Interest income:
Interest on loans	$3,725	$3,495	$11,395	$10,285
Interest and dividends on investments	3,028	2,813	8,992	8,595

Total interest income	6,753	6,308	20,387	18,880

Interest expense:
Deposits and escrow	2,139	2,021	6,497	6,032
Borrowed funds	1,653	1,743	5,315	5,037

Total interest expense	3,792	3,764	11,812	11,069

Net interest income	2,961	2,544	8,575	7,811

Provision for loan losses	—	78	47	264

Net interest income after provision for loan losses	2,961	2,466	8,528	7,547
Noninterest income:
Fees for services	579	530	1,825	1,687
Mortgage banking activities	25	25	86	67
Net commissions from brokerage service	22	20	90	98
Net gain(loss) from sale of securities	190	2	170	(67)
Other income	105	100	311	234

Total noninterest income	921	677	2,482	2,019

Noninterest expense:
Compensation and benefits	1,508	1,457	4,508	4,393
Occupancy and equipment	348	324	1,000	978
Data processing	180	204	645	612
Advertising and marketing	103	110	335	309
Other noninterest expense	525	585	1,709	1,842

Total noninterest expense	2,664	2,680	8,197	8,134

Income before income tax expense	1,218	463	2,813	1,432
Income tax expense	297	169	669	162

NET INCOME	$921	$294	$2,144	$1,270

Earnings per common share
Basic	$0.15	$0.04	$0.34	$0.19
Diluted	$0.15	$0.04	$0.34	$0.19

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$2,144	$1,270
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	47	264
Stock-based compensation expense	298	275
Amortization of core deposit intangible	176	197
Depreciation	408	434
Net amortization on available-for-sale securities	(79)	(109)
Amortization of premium on purchased loans	16	26
Net realized investment security losses (gains)	(170)	67
Originations of loans for resale	(9,952)	(8,072)
Proceeds from sale of loans	10,038	8,777
Gain on sale of loans	(86)	(67)
Increase in cash surrender value of Bank-owned life insurance	(194)	(113)
Net change in:
Deferred loan fees	(67)	(247)
Other assets	592	(52)
Other liabilities	283	(246)

Net cash provided (used) by operating activities	3,454	2,404

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	30,043	27,372
Proceeds from maturities of available-for-sale securities	33,094	49,175
Purchase of available-for-sale securities	(55,182)	(48,999)
Loan originations net of principal payments	(7,466)	(23,609)
Investment in bank owned life insurance	—	(3,000)
Purchase of premises and equipment	(187)	(185)

Net cash provided (used) by investing activities	302	754

Cash flows from financing activities
Change in savings and demand deposit accounts	(9,587)	(9,506)
Change in time deposit accounts	(1,335)	1,494
Proceeds from long term borrowings	67,500	117,425
Repayments of long term borrowings	(52,636)	(74,068)
Net change in short term borrowings	(8,755)	(29,151)
Change in mortgagors’ escrow account	(433)	(376)
Acquisition of treasury shares	(2,226)	(68)
Dividends paid	(542)	(535)

Net cash provided (used) by financing activities	(8,014)	5,215

Increase(decrease) in cash and cash equivalents	(4,258)	8,373
Cash and cash equivalents at beginning of year	13,198	8,195

Cash and cash equivalents at end of period	$8,940	$16,568

Supplemental disclosures
Cash paid during the year for:
Interest	$11,884	$11,294
Income taxes	$187	$542
Noncash activities
Dividends declared not paid	$226	$209

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

On October 4, 2004, the Company issued 6,943,125 shares of common stock, 3,729,846 shares (53.7%) of which were issued to Putnam Bancorp, MHC and 3,089,691 shares (44.5%) of which were sold to eligible depositors of the Bank and others at $10.00 per share. In addition, the Company issued 123,588 shares (1.8%) to a charitable foundation established by the Bank.

NOTE 2 – Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2008. These financial statements should be read in conjunction with the 2007 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 21, 2007.

NOTE 3 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. SFAS No. 158 also requires an entity to measure the funded status of a plan as of the balance sheet date, with limited exceptions. SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and other accounting literature. An entity will continue to apply SFAS No. 87, 88 and 106 for measurement of plan assets and benefit obligations as of the balance sheet date and determination of net periodic benefit cost. Public entities are required to initially recognize the funded status of a defined benefit plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company’s adoption of SFAS No. 158 did not have a material impact on the Company’s financial position or results of operations.

During the first quarter of 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose and measure many financial instruments and certain other items at fair value. The Company will be required to adopt SFAS No. 159 as of July 1, 2008, and is currently evaluating the impact of the adoption on its financial position and results of operation.

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

The Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of Interpretation 48 did not have a material impact on the results of operation or financial condition of the Company.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months and nine months ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Basic EPS computation:
Net income	$921,000	$294,000

Weighted average shares outstanding	6,262,348	6,718,915
Basic EPS	$0.15	$0.04

Diluted EPS computation:
Net income	$921,000	$294,000

Weighted average shares outstanding	6,262,348	6,718,915
Dilutive potential shares	64,585	92,586

	6,326,933	6,811,501
Diluted EPS	$0.15	$0.04

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Basic EPS computation:
Net income	$2,144,000	$1,270,000

Weighted average shares outstanding	6,310,899	6,705,539
Basic EPS	$0.34	$0.19

Diluted EPS computation:
Net income	$2,144,000	$1,270,000

Weighted average shares outstanding	6,310,899	6,705,539
Dilutive potential shares	77,451	107,083

	6,388,350	6,812,622
Diluted EPS	$0.34	$0.19

NOTE 5 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	March 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$1,000	$2	$—	$1,002
From one through five years	3,157	34	—	3,191
From five through ten years	997	8	—	1,005
After ten years	12,988	479	—	13,467

	18,142	523	—	18,665

State agency and municipal obligations:
After ten years	4,448	168	—	4,616

	4,448	168	—	4,616

Corporate bonds and other obligations:
Due within one year	4,962	25	—	4,987
From one through five years	7,943	84	(502)	7,525
After ten years	8,043	74	(1,182)	6,935

	20,948	183	(1,684)	19,447

Mortgage-backed securities	146,741	1,557	(3,775)	144,523

Total debt securities	190,279	2,431	(5,459)	187,251

Marketable equity securities:
Preferred stock	19,000	—	—	19,000
FHLB restricted stock	7,781	—	—	7,781

Total equity securities	26,781	—	—	26,781

Total available-for-sale securities	$217,060	$2,431	$(5,459)	$214,032

NOTE 5 – Investment Securities – (Continued)

	June 30, 2007
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
Debt securities:
U.S. government and agency obligations:
Due within one year	$17,446	$—	$(101)	$17,345
From one through five years	14,313	—	(120)	14,193
From five through ten years	3,785	11	(22)	3,774
After ten years	9,482	—	(115)	9,367

	45,026	11	(358)	44,679

State agency and municipal obligations:
From five through ten years	1,363	46	—	1,409
After ten years	7,765	208	—	7,973

	9,128	254	—	9,382

Corporate bonds and other obligations:
Due within one year	2,978	—	(5)	2,973
From one through five years	9,880	9	(58)	9,831
After ten years	8,044	226	(137)	8,133

	20,902	235	(200)	20,937

Mortgage-backed securities	137,529	159	(2,365)	135,323

Total debt securities	212,585	659	(2,923)	210,321

Marketable equity securities:
Preferred stock	5,000	—	—	5,000
FHLB restricted stock	7,181	—	—	7,181

Total equity securities	12,181	—	—	12,181

Total available-for-sale securities	$224,766	$659	$(2,923)	$222,502

There were gross losses of $84,934 and $82,212 realized on available-for-sale securities for the nine months ended March 31, 2008 and March 31, 2007, respectively. There were gross gains of $254,951 and $14,810 realized on available-for-sale securities for the nine months ended March 31, 2008 and March 31, 2007, respectively.

NOTE 6 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three months and nine months ended March 31, 2008, as compared to the year-ago period:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Balance, beginning of period	$1,776	$1,754	$1,780	$1,582
Provision for loan losses	—	78	47	264
Charge offs	(27)	(24)	(102)	(66)
Recoveries	16	6	40	34

Balance, end of period	$1,765	$1,814	$1,765	$1,814

At March 31, 2008 and 2007, the Company had loans with balances of $1,454,214 (representing 8 loans) and $1,620,730 (representing 7 loans), respectively, on nonaccrual status. There were no impaired loans as of March 31, 2008. Two loans totaling $1,312,641 were considered impaired and had an allocated allowance for loan loss of $196,896 as of March 31, 2007.

NOTE 7 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005. The goodwill is evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period. The carrying amount of goodwill and core deposit intangible as of March 31, 2008 was $6.9 million and $915,000, respectively. The amortization expense related to the core deposit intangible for the three months ended March 31, 2008 and 2007 was $59,000 and $66,000, respectively. The amortization expense related to the core deposit intangible for the nine months ended March 31, 2008 and 2007 was $176,000 and $197,000, respectively.

	March 31, 2008	June 30, 2007
	( in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	$915	$1,091

Total intangible assets	$7,827	$8,003

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

For the years ended June 30,
(in thousands)
2008	59
2009	206
2010	178
2011	149
2012	121
Thereafter	202

Total	$915

NOTE 8 – Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities. The Company’s one source of other comprehensive income is the net unrealized gain (loss) on securities.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income	$921	$294	$2,144	$1,270

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	(950)	300	(594)	3,299
Reclassification adjustment for (gain) loss recognized in net income	(190)	(2)	(170)	67

Other comprehensive gains (loss) before tax expense	(1,140)	298	(764)	3,366
Income tax expense (benefit) related to items of other comprehensive income (loss)	386	(116)	148	(1,311)

Other comprehensive income (loss) net of tax	(754)	182	(616)	2,055

Total comprehensive income	$167	$476	$1,528	$3,325

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

In accordance with Statement No.123 (R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended March 31, 2008 and March 31, 2007 of $82,000 and $96,000, respectively. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the nine months ended March 31, 2008 and March 31, 2007 of $298,000 and $275,000, respectively.

The weighted-average fair value of stock options granted on November 7, 2005, June 7, 2006 and May 25, 2007 using the Black-Scholes option pricing method was $2.00 per share, $1.97 per share and $1.84 per share, respectively. Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

	November 7, 2005 Grant	June 7, 2006 Grant	May 25, 2007 Grant
Dividend yield	1.89%	2.23%	2.24%
Expected volatility	12.65%	12.17%	11.04%
Risk-free rate	4.56%	4.95%	4.86%
Expected life in years	6.5	6.5	6.5
Fair value	$2.00	$1.97	$1.84

NOTE 10 – Dividends

On March 5, 2008, the Board of Directors of the Company declared a cash dividend of $0.08 a share for stockholders of record as of April 4, 2008 and payable on April 18, 2008. The dividends declared totaling $226,000 were accrued and are included in other liabilities as of March 31, 2008 in the Consolidated Statements of Financial Condition. Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

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

The contractual amounts of outstanding commitments were as follows:

	March 31, 2008	June 30, 2007
	(in thousands)
Commitments to extend credit:
Loan commitments	$5,786	$6,345
Unadvanced construction loans	8,850	8,264
Unadvanced lines of credit	15,567	15,133
Standby letters of credit	2,050	3,209

Outstanding commitments	$32,253	$32,951

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three months and nine months ended March 31, 2008 and 2007, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2007 Consolidated Financial Statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 21, 2007.

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

Except as required by applicable law and regulation, the Company does not undertake – and specifically disclaims any obligation – to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company’s results of operation depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges. Gains on sales of loans and securities and cash surrender value of life insurance policies are added sources of noninterest income. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

During the three months ended March 31, 2008, the yield on our interest-earning assets increased and the cost of our interest-bearing liabilities decreased, reflecting a steepening of the yield curve. This has increased the Company’s net interest margin from 2.28% for the three months ended March 31, 2007 to 2.57% for the three months ended March 31, 2008. In addition, noninterest expense decreased 0.6% during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Noninterest income increased 36.0% and the provision for loan loss decreased 100.0% during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

During the nine months ended March 31, 2008, the yield on our interest-earning assets increased more rapidly than the cost of our interest-bearing liabilities, reflecting a steepening of the yield curve. This has increased the Company’s net interest margin from 2.31% for the nine months ended March 31, 2007 to 2.47% for the nine months ended March 31, 2008. Noninterest expense increased 0.8% during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007. Noninterest income increased 22.9% and the provision for loan loss decreased 82.2% during the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007.

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

The analysis has two components: specific and general allocations. Specific allocations are made for loans for which collection is questionable and the loan is downgraded. Additionally, the size of the allocation is measured by determining an expected collection or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. For the general allocations, we consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, historical loan charge offs, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change. Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In November 2006, the Financial Accounting Standards Board issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amended SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock. Management evaluates the Company’s investment portfolio on an ongoing basis and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future. As a result, management did not consider any unrealized losses as “other-than-temporary” at March 31, 2008 and 2007.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

Assets

Total assets of the Company were $485.1 million at March 31, 2008, a decrease of $6.1 million, or 1.2%, from $491.2 million at June 30, 2007. Investments in available-for-sale securities decreased $8.5 million, or 3.8%, to $214.0 million at March 31, 2008 from $222.5 million at June 30, 2007. Federal funds sold decreased $1.5 million, or 33.8%, to $3.0 million at March 31, 2008 from $4.5 million at June 30, 2007. Total loans outstanding increased $7.4 million, or 3.2%, to $241.6 million at March 31, 2008 from $234.2 million at June 30, 2007.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at March 31, 2008 and June 30, 2007.

	March 31, 2008	June 30, 2007
	(Dollars in thousands)
Allowance for loan losses	$1,765	$1,780
Gross loans outstanding	241,615	234,160
Nonperforming loans	1,454	1,538
Allowance/gross loans outstanding	0.73%	0.76%
Allowance/nonperforming loans	121%	116%

Past Due and Nonperforming Loans

The following table sets forth information regarding past due and non-performing loans:

	March 31, 2008	June 30, 2007
	(in thousands)
Past due 30 days through 89 days and accruing	$5,758	$1,364

Past due 90 days or more and accruing	$1,563	$—

Past due 90 days or more and nonaccruing	$1,454	$1,538

Although delinquencies have increased from June 30, 2007 to March 31, 2008, the Company determined that no additional allowances are warranted at this time.

Liabilities

Total liabilities decreased $4.9 million, or 1.1%, to $435.0 million at March 31, 2008 from $439.9 million at June 30, 2007, primarily due to a decrease in total deposits of $10.9 million, or 3.7% which was partially offset by an increase in borrowed funds of $6.1 million, or 4.3%. This decrease in deposits was related to a reduction of $11.4 million, or 100.0%, in brokered deposits since June 30, 2007 reflecting our utilization of FHLB advances instead of brokered deposits due to significantly lower rates.

Stockholders’ Equity

Total stockholders’ equity decreased $1.2 million, or 2.3%, to $50.0 million at March 31, 2008 from $51.2 million at June 30, 2007. This was primarily due to the repurchase of 226,810 shares of the Company’s common stock at a total cost of $2.2 million during the nine months ended March 31, 2008. This was partially offset by net income of $2.1 million. The unrealized loss in the available-for-sale securities of $2.0 million as of March 31, 2008 and the unrealized loss in the available-for-sale securities of $1.4 million at June 30, 2007 were attributable solely to interest rate movements. Management does not consider the losses to be other than temporary.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net Income

Net income increased $627,000, or 213.3%, to $921,000 for the three months ended March 31, 2008 from net income of $294,000 for the three months ended March 31, 2007. The increase in net income reflected an improvement in the net interest margin of 417,000. The increase in net income also resulted from an increase in noninterest income of $244,000 realized during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. In addition, there was a decrease in the loan loss provision of $78,000 for the three months ended March 31, 2008, and a decrease in noninterest expense of $16,000 for the three months ended March 31, 2008.

Interest and Dividend Income

Interest and dividend income increased by $445,000, or 7.1%, to $6.7 million for the three months ended March 31, 2008 from $6.3 million for the three months ended March 31, 2007. The increase in interest and dividend income resulted primarily from an increase of $11.6 million, or 2.6%, in average interest-earning assets and an increase of 20 basis points in the average yield on interest-earning assets to 5.86% for the three months ended March 31, 2008 from 5.66% for the three months ended March 31, 2007. This increase was primarily due to an increase of 56 basis points in the average yield on investment securities to 5.52% for the three months ended March 31, 2008 from 4.96% for the three months ended March 31, 2007. Interest income on loans increased by $230,000, or 6.6%, to $3.7 million from $3.5 million. Interest and dividends on investments and deposits increased $215,000, or 7.6%, to $3.0 million for the three months ended March 31, 2008 from $2.8 million for the three months ended March 31, 2007.

Interest Expense

Interest expense increased by $28,000, or 0.7%, to $3.79 million for three months ended March 31, 2008 from $3.76 million for the three months ended March 31, 2007. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $10.7 million, or 2.8%, from period to period partially offset by a decrease of 11 basis points in the average cost of our interest-bearing liabilities to 3.85% for the three months ended March 31, 2008 from 3.96% for the three months ended March 31, 2007. The increase in average interest-bearing liabilities reflected a decrease of $3.8 million in average interest-bearing deposits and an increase of $14.6 million in average other borrowed money for the three months ended March 31, 2007 compared to the three months ended March 31, 2008. Average brokered deposits decreased $16.4 million for the three months ended March 31, 2007 to the average three months ended March 31, 2008.

Net Interest Income

Net interest income for the three months ended March 31, 2008 was $3.0 million, an increase of $417,000 or 16.4%, over the three months ended March 31, 2007. This increase was primarily due to a 29 basis point increase in our net interest margin from 2.28% for the three months ended March 31, 2007 to 2.57% for the three months ended March 31, 2008. During the three months ended March 31, 2008, the yield on our interest-earning assets increased by 20 basis points and the cost on our interest-bearing liabilities decreased 11 basis points, reflecting the steepening yield curve of market interest rates.

Provision for Loan Losses

There was no provision for loan loss for the three months ended March 31, 2008, a decrease of $78,000, or 100.0%, over the three months ended March 31, 2007. The ratio of the allowance to gross loans outstanding was 0.73% as of March 31, 2008 compared to 0.76% as of June 30, 2007. The ratio of the allowance to nonperforming loans was 121% as of March 31, 2008 compared to 116% as of June 30, 2007.

Noninterest Income

Noninterest income increased $244,000, or 36.0%, to $921,000 for the three months ended March 31, 2008 from $677,000 for the three months ended March 31, 2007. This resulted primarily from an increase in service fee income of $49,000 and an increase in net gains on securities sales of $188,000.

Noninterest Expense

Total noninterest expense decreased by $16,000, or 0.6%, to $2.66 million for the three months ended March 31, 2008 from $2.68 million for the three months ended March 31, 2007. Other noninterest expense, consisting primarily of data processing, advertising and marketing and other noninterest expenses decreased $91,000, or 10.1%, to $808,000 for the three months ended March 31, 2008 from $899,000 for the three months ended March 31, 2007. Occupancy expense increased $24,000, or 7.4%, to $348,000 for the three months ended March 31, 2008 from $324,000 for the three months ended March 31, 2007. Compensation and benefits expense increased by $51,000, or 3.5%, to $1.51 million for the three months ended March 31, 2008 from $1.46 million for the three months ended March 31, 2007. The primary reasons for the increase were higher staffing costs and higher medical insurance premiums.

Provision for Income Taxes

The income tax expense increased by $128,000, or 75.7%, to $297,000 for the three months ended March 31, 2008 compared to $169,000 for the three months ended March 31, 2007. This increase in the tax provision reflected a significant reduction in Auction Rate Preferred investments that have a dividends-received deduction applicable to them. The reason for the reduction was to avoid being subject to Alternative Minimum Tax. Average Auction Rate Preferred securities for the three months ended March 31, 2008 were $18.8 million compared to $33.9 million for the three months ended March 31, 2007. Our effective tax rate was 24.4% for the three months ended March 31, 2008. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Comparison of Operating Results for the Nine Months Ended March 31, 2008 and 2007

Net Income

Net income increased $874,000, or 68.8%, to $2.1 million for the nine months ended March 31, 2008 from net income of $1.3 million for the nine months ended March 31, 2007. The increase in net income reflected an improvement in our net interest margin of $764,000. The increase in net income also resulted from an increase in noninterest income of $463,000 during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007. In addition, there was a decrease in the loan loss provision of $217,000 for the nine months ended March 31, 2008, which was partially offset by an increase in total noninterest expense of $63,000 for the nine months ended March 31, 2008.

Interest and Dividend Income

Interest and dividend income increased by $1.5 million, or 8.0%, to $20.4 million for the nine months ended March 31, 2008 from $18.9 million for the nine months ended March 31, 2007. The increase in interest and dividend income resulted primarily from an increase of $11.9 million, or 2.7%, in average interest-earning assets and an increase of 28 basis points in the average yield on interest-earning assets to 5.87% for the nine months ended March 31, 2008 from 5.59% for the nine months ended March 31, 2007. This increase was primarily due to an increase of 52 basis points in the average yield on investment securities to 5.40% for the nine months ended March 31, 2008 from 4.88% for the nine months ended March 31, 2007. Interest income on loans increased by $1.1 million, or 10.8%, to $11.4 million from $10.3 million. Interest and dividends on investments and deposits increased $397,000, or 4.6%, to $9.0 million for the nine months ended March 31, 2008 from $8.6 million for the nine months ended March 31, 2007.

Interest Expense

Interest expense increased by $743,000, or 6.7%, to $11.8 million for the nine months ended March 31, 2008 from $11.1 million for the nine months ended March 31, 2007. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $12.9 million, or 3.4%, from period to period and an increase of 12 basis points in the average cost of our interest-bearing liabilities to 3.98% for the nine months ended March 31, 2008 from 3.86% for the nine months ended March 31, 2007. The increase in average interest-bearing liabilities reflected a $7.4 million decrease in average interest-bearing deposits and a $20.3 million increase in average other borrowed money for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2008. Average brokered deposits decreased $17.8 million from the nine months ended March 31, 2007 compared to the nine months ended March 31, 2008.

Net Interest Income

Net interest income for the nine months ended March 31, 2008 was $8.6 million, an increase of $764,000, or 9.8%, over the nine months ended March 31, 2007. This increase was primarily due to a 16 basis point increase in the net interest margin from 2.31% for the nine months ended March 31, 2007 to 2.47% for the nine months ended March 31, 2008. During the nine months ended March 31, 2008, the yield on our interest-earning assets increased more rapidly than the cost of our interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses decreased by $217,000, or 82.2%, to $47,000 for the nine months ended March 31, 2008 from $264,000 for the nine months ended March 31, 2007. The ratio of the allowance to gross loans outstanding was 0.73% as of March 31, 2008 compared to 0.76% as of June 30, 2007. The ratio of the allowance to nonperforming loans was 121% as of March 31, 2008 compared to 116% as of June 30, 2007.

Noninterest Income

Noninterest income increased $464,000, or 23.0%, to $2.5 million for the nine months ended March 31, 2008 from $2.0 million for the nine months ended March 31, 2007. This resulted primarily from an increase in service fee income of $138,000 and net gains on securities sales of $237,000.

Noninterest Expense

Noninterest expense increased by $63,000, or 0.8%, to $8.20 million for the nine months ended March 31, 2008 from $8.13 million for the nine months ended March 31, 2007. The increase in noninterest expense was primarily due to increases in salaries and benefits and occupancy expense. Compensation and benefits expense increased by $115,000, or 2.6%, to $4.5 million for the nine months ended March 31, 2008 from $4.4 million for the nine months ended March 31, 2007. The primary reasons for the increase were higher staffing costs and higher medical insurance premiums. Occupancy expense increased $22,000, or 2.2%, to $1.0 million for the nine months ended March 31, 2008 from $978,000 for the nine months ended March 31, 2007. Other noninterest expense, consisting primarily of data processing, advertising and marketing and other noninterest expenses decreased $74,000, or 2.7% to $2.69 million for the nine months ended March 31, 2008 from $2.76 million for the nine months ended March 31, 2007.

Provision for Income Taxes

The income tax expense increased by $507,000 to $669,000 for the nine months ended March 31, 2008 as compared to $162,000 for the nine months ended March 31, 2007. This increase in the tax provision reflected a significant reduction in Auction Rate Preferred investments that have a dividends-received deduction applicable to them. The reason for the reduction was to avoid being subject to Alternative Minimum Tax. Average Auction Rate Preferred securities for the nine months ended March 31, 2008 was $12.3 million compared to $40.5 million for the nine months ended March 31, 2007. Our effective tax rate was 23.8% for the nine months ended March 31, 2008 as compared to 11.3% for the nine months ended March 31, 2007. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended March 31,
	2008			2007
	(Dollars in thousands)
Interest-earning assets:	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Investment securities	$218,624	$3,002	5.52%	$224,827	$2,748	4.96%
Loans	241,064	3,725	6.21%	221,903	3,495	6.39%
Other earning assets	3,724	27	2.92%	5,117	65	5.15%

Total interest-earnings assets	463,412	6,754	5.86%	451,847	6,308	5.66%
Non-interest-earning assets	24,504			25,958

Total assets	$487,916			$477,805

Interest-bearing liabilities:
NOW accounts	$30,542	208	2.74%	$25,696	99	1.56%
Savings accounts	46,291	78	0.68%	50,745	92	0.74%
Money market accounts	15,369	78	2.04%	19,319	84	1.76%
Time deposits	154,698	1,776	4.62%	154,981	1,746	4.57%
Borrowed money	149,541	1,653	4.45%	134,953	1,743	5.24%

Total interest-bearing liabilities	396,441	3,793	3.85%	385,694	3,764	3.96%
Non-interest-bearing demand deposits	37,285			38,840
Other non-interest-bearing liabilities	2,382			1,240
Capital accounts	51,808			52,031

Total liabilities and capital accounts	$487,916			$477,805

Net interest income		$2,961			$2,544
Interest rate spread			2.01%			1.70%
Net interest-earning assets	$66,971			$66,153

Net interest margin			2.57%			2.28%
Average earning assets to average interest-bearing liabilities			116.89%			117.15%

	For the Nine Months Ended March 31,
	2008			2007
	(Dollars in thousands)
Interest-earning assets:	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Investment securities	$219,194	$8,890	5.40%	$231,219	$8,465	4.88%
Loans	239,383	11,395	6.34%	215,480	10,285	6.36%
Other earning assets	3,405	102	3.99%	3,353	130	5.16%

Total interest-earnings assets	461,982	20,387	5.87%	450,052	18,880	5.59%
Non-interest-earning assets	25,982			23,759

Total assets	$487,964			$473,811

Interest-bearing liabilities:
NOW accounts	$28,248	573	2.70%	$24,929	292	1.56%
Savings accounts	47,641	259	0.72%	51,964	288	0.74%
Money market accounts	16,065	238	1.97%	20,627	258	1.67%
Time deposits	154,063	5,428	4.69%	155,939	5,194	4.44%
Borrowed money	149,132	5,314	4.74%	128,802	5,037	5.21%

Total interest-bearing liabilities	395,149	11,812	3.98%	382,261	11,069	3.86%
Non-interest-bearing demand deposits	39,068			39,873
Other non-interest-bearing liabilities	1,901			446
Capital accounts	51,846			51,231

Total liabilities and capital accounts	$487,964			$473,811

Net interest income		$8,575			$7,811
Interest rate spread			1.89%			1.73%
Net interest-earning assets	$66,833			$67,791

Net interest margin			2.47%			2.31%
Average earning assets to average interest-bearing liabilities			116.91%			117.73%

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

	For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
	Increase(Decrease) Due to
	Rate	Volume	Net
INTEREST INCOME

Investment securities	$700	$(447)	$253
Loans	(529)	759	230
Other interest-earning assets	(23)	(15)	(38)

TOTAL INTEREST INCOME	148	297	445

INTEREST EXPENSE:

NOW accounts	87	22	109
Savings accounts	(7)	(7)	(14)
Money Market accounts	58	(64)	(6)
Time deposits	48	(19)	29
Other borrowed money	(944)	854	(90)

TOTAL INTEREST EXPENSE	(758)	786	28

CHANGE IN NET INTEREST INCOME	$906	$(489)	$417

	For the Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007
	Increase(Decrease) Due to
	Rate	Volume	Net
INTEREST INCOME

Investment securities	$1,075	$(650)	$425
Loans	(61)	1,171	1,110
Other interest-earning assets	(31)	3	(28)

TOTAL INTEREST INCOME	983	524	1,507

INTEREST EXPENSE:

NOW accounts	238	43	281
Savings accounts	(6)	(23)	(29)
Money Market accounts	60	(80)	(20)
Time deposits	330	(96)	234
Other borrowed money	(667)	944	277

TOTAL INTEREST EXPENSE	(45)	788	743

CHANGE IN NET INTEREST INCOME	$1,028	$(264)	$764

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of March 31, 2008 of $143.2 million with unused borrowing capacity of $49.5 million. The Bank had no brokered CDs as of March 31, 2008, a decrease of $11.4 million from June 30, 2007. The Bank has a limit of wholesale borrowings to total assets ratio of 40.0%. As of March 31, 2008, the ratio of wholesale borrowings to total assets was 29.5%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the nine months ended March 31, 2008 and 2007, the Bank originated loans for the portfolio net of principal payments of $7.5 million and $23.6 million, respectively. Purchases of securities totaled $55.2 million and $49.0 million, for the nine months ended March 31, 2008 and 2007, respectively.

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

Certificates of deposits totaled $152.4 million at March 31, 2008. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at March 31, 2008 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at March 31, 2008.

	Required	Actual
Ratio of Tier 1 Capital to total assets	4%	8.74%

Ratio of Total Risk Based Capital to risk-weighted assets	8%	16.73%

Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	16.06%

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

For the nine months ended March 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Part II. – OTHER INFORMATION

Item 1.	Legal Proceedings – Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 through January 31, 2008	0	$—	497,299	16,701
February 1 through February 28, 2008	0	$—	497,299	16,701
March 1 through March 31, 2008	16,701	$8.00	514,000	0

(1)	On December 12, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intended to purchase up to 5% of its issued and outstanding shares, or up to 347,000 shares. This program was completed on August 2, 2007, and the Company then announced a new stock repurchase program pursuant to which the Company intended to purchase up to 2.5% of the then outstanding shares, or an additional 167,000 shares. This program was completed on March 7, 2008.

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

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

PSB HOLDINGS, INC.
(Registrant)

Date May 9, 2008	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date May 9, 2008	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer