Form 10KSB
period 2008-06-30
PSB Holdings, Inc.
filed 2008-09-23
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008
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

Securities Registered Under to Section 12(b) of the Act:
Common Stock, par value $0.10 per share
(Title of Class)
The NASDAQ Stock Market LLC
(Name of exchange on which registered)

Securities Registered Under Section 12(g) of the Exchange Act:
None

            Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. [ ]

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

The Registrant’s revenues for the fiscal year ended June 30, 2008 were $30.4 million.

As of August 31, 2008, there were 6,943,125 shares issued and 6,530,509 outstanding of the Registrant’s Common Stock, including 3,729,846 shares owned by Putnam Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of August 31, 2008 was $15.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2008 Annual Meeting of Stockholders (Part II and III)

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

PSB Holdings, Inc.

PSB Holdings, Inc. is the federally chartered stock holding company of Putnam Bank, and owns 100% of the common stock of Putnam Bank. PSB Holdings, Inc. also owns investment securities valued at $1.8 million as of June 30, 2008. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501. 57.1% of the outstanding stock of PSB Holdings, Inc. is owned by Putnam Bancorp, MHC.

Putnam Bancorp, MHC

Putnam Bancorp, MHC is a federally chartered mutual holding company. Putnam Bancorp, MHC has not engaged in any significant business activity other than owning the common stock of PSB Holdings, Inc. Putnam Bancorp, MHC owns 57.1% of the outstanding shares of common stock of PSB Holdings, Inc. So long as Putnam Bancorp, MHC exists, it is required to own a majority of the voting stock of PSB Holdings, Inc. As a result, stockholders other than Putnam Bancorp, MHC will not be able to exercise voting control over most matters put to a vote of stockholders and Putnam Bancorp, MHC, through its Board of Directors, will be able to exercise voting control over most matters put to a vote of stockholders.

Putnam Bancorp, MHC is headquartered at 40 Main Street in Putnam, Connecticut and its telephone number at that address is (860) 928-6501.

Putnam Bank

Putnam Bank was originally founded in 1862 as a state-chartered mutual savings bank. In October 2004, the Bank converted to a federally chartered stock savings bank in connection with the offering of common stock by PSB Holdings, Inc. The Bank is headquartered at 40 Main Street in Putnam, Connecticut and conducts substantially all of its business from seven full-service banking offices and one loan origination center. In addition, the Bank maintains a “Special Needs Limited Branch” and a “Limited Service (Mobile) Branch.” The telephone number at the Bank’s main office is (860) 928-6501.

General

Our principal business consists of attracting deposits from the general public in Windham County and New London County, Connecticut and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans and consumer loans, and in investment securities. Our revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2007, based on the FDIC’s annual Summary of Deposits Report (the most current data available), our market share of deposits represented 18.7% of deposits in Windham County and 1.1% in New London County.

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

Market Area

    We operate in a primarily rural market area that has a stable population and household base. We currently operate out of seven offices, which are located in Windham County and New London County, Connecticut. According to a recent census report, from 2000 to 2007, the population of Windham and New London Counties increased by 1.2% and 0.7% annually while the population of the United States increased by 1.2% on an annual basis. During the same period, the number of households in Windham and New London Counties increased 1.1% and 0.9% on an annual basis, compared to the United States increase of 1.3% annually. In 2007, per capita income for Windham County was $26,298, and the median household income was $55,549. In the same year, per capita income for New London County was $32,251, and the median household income was $63,477. These compare to per capita income for the State of Connecticut and the United States of $37,645 and $27,916, respectively, and median household income of $68,430 and $53,154, respectively.

           Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east). New London County is to the south of Windham County, located in the Southeastern corner of Connecticut. Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts. Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and government. These three sectors comprise approximately 66% of the employment base in Windham County. The same three sectors comprise a higher 74% of the employment base in New London County; however, approximately 28% of the employment base is employed by the government sector. Windham County’s June 2008 unemployment rate of 6.7% was higher than the New London County unemployment rate of 5.5%, higher than the comparable Connecticut unemployment rate of 5.4% and higher than the national unemployment rate of 5.5%. The national, Connecticut, Windham County and New London County’s June 2008 unemployment rates were all higher than their June 2007 unemployment rates of 4.6%, 4.4%, 5.5%, and 4.3%. Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations. Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland and the Rhode Island and Massachusetts communities adjacent to Windham County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real estate. We retain most of the loans that we originate. However, we generally sell long-term fixed rate loans in the secondary market. When we sell loans, we generally retain the servicing rights for such loans. One- to four-family residential real estate mortgage loans represented $182.0 million, or 72.6%, of our loan portfolio at June 30, 2008. We also offer commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans (primarily secured by single-family properties) and consumer loans. At June 30, 2008, commercial real estate loans totaled $55.4 million, or 22.1% of our loan portfolio, commercial loans totaled $8.7 million, or 3.4% of our loan portfolio, construction mortgage loans totaled $3.2 million, or 1.3% of our loan portfolio and consumer loans, consisting primarily of auto loans and secured personal loans, totaled $1.4 million, or 0.6% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at June 30,

	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage Loans:
Residential (1)	$181,978	72.59%	$168,126	69.86%
Commercial real estate	55,406	22.10	59,274	24.63
Residential construction	3,223	1.29	5,376	2.23
Commercial	8,687	3.46	6,449	2.68
Consumer and other	1,394	0.56	1,439	0.60

Total loans	$250,688	100.00%	$240,664	100.00%

Unadvanced construction loans	(6,522)		(8,264)
	244,166		232,400
Net deferred loan costs	320		282
Allowance for loan losses	(1,758)		(1,780)

Loans, net	$242,728		$230,902

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential (1)		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other Loans		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending June 30,
2009	$29,844	5.51%	$17,488	6.67%	$2,147	6.03%	$4,561	6.36%	$709	6.71%	$54,749	5.98%
2010	17,864	5.58%	12,057	6.95%	-	-	2,087	6.86%	290	7.82%	32,298	6.20%
2011	16,510	5.65%	3,801	7.77%	-	-	698	7.00%	193	7.84%	21,202	6.09%
2012 to 2013	31,403	5.89%	11,848	7.82%	-	-	916	6.38%	128	7.85%	44,295	6.41%
2014 to 2018	36,844	5.91%	3,726	6.65%	-	-	425	5.29%	12	6.25%	41,007	5.97%
2019 and beyond	49,513	5.99%	1,040	7.51%	-	-	-	-	62	3.57%	50,615	6.01%

Total	$181,978	5.80%	$49,960	7.11%	$2,147	6.03%	$8,687	6.48%	$1,394	7.06%	$244,166	6.10%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2008 that are contractually due after June 30, 2009.

	Fixed	Adjustable	Total
	(In thousands)
Mortgage Loans:
Residential (1)	$95,235	$56,899	$152,134
Commercial real estate	26,235	6,237	32,472
Commercial	2,874	1,252	4,126
Consumer and other	623	62	685

Total	$124,967	$64,450	$189,417

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

At June 30, 2008, the total amount of loans that have fixed interest rates was $139.6 million, and the total amount of loans due after that date that have floating or adjustable interest rates was $104.6 million.

Residential Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Windham County and New London County. At June 30, 2008, $182.0 million, or 72.6% of our loan portfolio, consisted of one- to four-family residential mortgage loans. Included within these one- to four-family loans at June 30, 2008 were $15.1 million of home equity loans and $10.9 million of home equity lines of credit. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate mortgage loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential mortgage loans are underwritten according to Fannie Mae policies and procedures. Fixed rate residential mortgage loans with terms of more than 15 years are generally sold in the secondary market, while bi-weekly mortgages are generally retained in our portfolio. Bi-weekly mortgages are loans that require payments be made every two weeks. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $35.1 million of fixed rate one- to four-family residential loans during the year ended June 30, 2008, of which $13.2 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $18.6 million of adjustable rate one- to four-family residential loans during the year ended June 30, 2008, of which $316,000 was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2008, $80.1 million, or 44.0%, of our one- to four-family residential loans had adjustable rates of interest.

In an effort to provide financing for moderate income home buyers, we offer Veterans Administration (VA), Federal Housing Administration (FHA), Connecticut Housing Finance Authority (CHFA) and Rural Development loans. These programs offer residential mortgage loans to qualified individuals. These loans are offered with fixed rates of interest and terms of up to 30 years. Such loans are secured by one- to four-family residential properties. All of these loans are originated using agency underwriting guidelines. VA, FHA and CHFA loans are closed in the name of Putnam Bank and are immediately sold on a servicing-released basis. All such loans are originated in amounts of up to 100% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is required on all such loans.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2008, our largest residential mortgage loan had a principal balance of $700,000 and was secured by a residence located in our primary market area. This loan was performing in accordance with its repayment terms.

We also offer home equity loans and home equity of lines of credit, both of which are secured by owner-occupied one- to four-family residences. At June 30, 2008, home equity loans and equity lines of credit totaled $26.0 million, or 14.3% of our residential mortgage loans and 10.4% of total loans. Additionally, at June 30, 2008, the unadvanced amounts of home equity lines of credit totaled $11.6 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 14.25%.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans that are generally secured by five unit or more apartment buildings, construction loans and loans on properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. We also offer real estate development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one- to four-family residential properties. At June 30, 2008, commercial mortgage loans totaled $55.4 million, which amounted to 22.1% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2008 was $6.4 million. Our commercial real estate loans may be made with terms of up to five years with 20 year amortization schedules and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2008 was a performing $2.8 million loan secured by property located in our primary market area.

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

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2008, construction mortgage loans totaled $3.2 million, or 1.3%, of total loans. At June 30, 2008, the unadvanced portion of these construction loans totaled $1.1 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the construction loan converts to a permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2008, our largest outstanding residential construction mortgage loan commitment was for $638,800, $465,100 of which was outstanding. This loan was performing according to its terms at June 30, 2008. Construction loans to individuals are generally made on the same terms as our one- to four-family mortgage loans.

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

Commercial Loans. At June 30, 2008, we had $8.7 million in commercial loans which amounted to 3.4% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2008, our largest commercial loan was a $1.0 million loan secured by business assets located in our primary market area. This loan was performing according to its terms at June 30, 2008.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $1.4 million, or 0.6% of our total loan portfolio, at June 30, 2008.

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

At June 30, 2008, Putnam Bank was servicing loans sold in the amount of $27.1 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2008, we originated $53.7 million of fixed rate and adjustable rate one-to four-family loans, of which $40.2 million were retained by us. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of Putnam Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial loans up to amounts established for each lending officer. Loans in amounts above the individual authorized limits require the approval of Putnam Bank’s Credit Committee. The Credit Committee is authorized to approve the following types of loans in amounts up to $500,000: all one- to four family mortgage loans, commercial real estate loans, commercial loans and secured consumer loans. All loans of $500,000 or greater must receive the approval of Putnam Bank’s Board of Directors.

The Board annually approves independent appraisers used by Putnam Bank. For larger loans, the Bank may require an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is Putnam Bank’s policy to require hazard insurance on all mortgage loans.

Loan Origination Fees and Other Income. In addition to interest earned on loans, Putnam Bank receives loan origination fees. Such fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At June 30, 2008, our regulatory limit on loans to one borrower was $6.4 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $4.4 million. The loans comprising this lending relationship were performing in accordance with their terms as of June 30, 2008.

Non-Performing and Problem Assets

A computer-generated delinquency notice is mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes 60 days delinquent, Putnam Bank sends a letter advising the borrower of the delinquency. The borrower is given 30 days to pay the delinquent payments or to contact Putnam Bank to make arrangements to bring the loan current over a longer period of time. If the borrower fails to bring the loan current in 30 days or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure proceedings are started. We may consider forbearance in cases of a temporary loss of income if a plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.

All non-commercial mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become more than 90 days delinquent. Commercial loans are evaluated for non-accrual status on a case-by-case basis. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates). A loan classified in the table below as “non-accrual” does not necessarily mean that such loan is or has been delinquent. Once a loan is more than 90 days delinquent or the borrower or collateral securing the loan experiences an event that makes collectability suspect, the loan is placed on “non-accrual” status. Our policies require six months of continuous payments in order for the loan to be removed from non-accrual status.

	At June 30,
	2008	2007
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans (1)	$-	$55
Commercial real estate	982	1,480
Residential construction	-	-
Commercial	-	3
Consumer and other	-	-
Total	982 (2)	1,538	(2)
Accruing loans past due 90 days and under:
Residential mortgage loans (1)	-	-
Commercial real estate	-	-
Residential construction	-	-
Commercial	-	-
Consumer and other	-	-
Total	-	-
Accruing loans past due over 90 days:
Residential mortgage loans (1)	-	-
Commercial real estate	470	-
Residential construction	-	-
Commercial	-	-
Consumer and other	-	-
Total	470	-
Total non-performing loans	1,452	1,538
Real estate owned	-	-
Other non-performing assets	-	-
Total non-performing assets	1,452	1,538
Troubled debt restructurings	-	-
Troubled debt restructures and total non-performing assets	$1,452	$1,538
Total non-performing loans to total loans	0.58%	0.64%
Total non-performing loans to total assets	0.29	0.31
Total non-performing assets and troubled debt restructurings to total assets	0.29	0.31

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)
The gross interest income that would have been reported if the loans had performed in accordance with their original terms was $116,000 and $98,000 for the year ended June 30, 2008 and 2007, respectively. Actual income recognized in income was $12,000 and $11,000 for the year ended June 30, 2008 and 2007, respectively.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At June 30, 2008
Residential (1)	-	$-	-	$-	-	$-
Commercial real estate	6	1,289	11	2,859	17	4,148
Residential construction	-	-	-	-	-	-
Commercial	1	45	1	195	2	240
Consumer and other loans	-	-	-	-	-	-
Total	7	$1,334	12	$3,054	19	$4,388

At June 30, 2007
Residential (1)	-	$-	1	$16	1	$16
Commercial real estate	1	128	-	-	1	128
Residential construction	-	-	-	-	-	-
Commercial	-	-	1	3	1	3
Consumer and other loans	-	-	-	-	-	-
Total	1	$128	2	$19	3	$147

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)
The difference in loans delinquent 90 days and over and non-performing loans as of June 30, 2008 is primarily relating to completion of underwriting for renewals and obtaining current financial information from borrowers, with these loans otherwise performing as agreed.

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

On the basis of management’s review of its assets, at June 30, 2008 we had classified $4.8 million of our assets as substandard. Of these loans, $1.5 million were considered non-performing and included in the table of Non-Performing Assets.  At June 30, 2008, none of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent or is otherwise identified as a problem, we may establish a specific loan loss allowance based on a review of among other things, delinquency status, size of loans, type and market value of collateral and financial condition, of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to principal. The allowance for loan losses as of June 30, 2008 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews our allowance for loan losses. This agency may require that we recognize additions to the allowance based on its judgment of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$1,780	$1,582
Provision for loan losses	51	264
Charge offs:
Residential (1)	-	-
Commercial real estate	-	(26)
Residential construction	-	-
Commercial	(27)	-
Consumer and other	(97)	(86)
Total charge-offs	(124)	(112)
Recoveries:
Residential (1)	-	-
Commercial real estate	10	-
Residential construction	-	-
Commercial	4	19
Consumer and other	37	27
Total recoveries	51	46
Net (charge-offs) recoveries	(73)	(66)
Allowance at end of period	$1,758	$1,780

Ratios:
Allowance for loan losses to non-performing loans at end of period	121.07%	115.73
Allowance for loan losses to total loans outstanding at the end of the period	0.72%	0.77
Net charge-offs to average loans outstanding	0.03%	0.03

_______________________

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the percent of the allowance for a category to the total allowance, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)

Residential mortgages (1)	$842	47.89%	73.88%	$919	51.63%	72.09%
Commercial loans (2)	845	48.07	25.57	788	44.27	27.31
Consumer loans	15	0.85	0.55	25	1.40	0.60
Unallocated	56	3.19	-	48	2.70	-
Total allowance for loan losses	$1,758	100.00%	100.00%	$1,780	100.00%	100.00%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial & industrial loans.

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors, some of which are not loan specific but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type, delinquency status or loan grade and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investment Activities

Putnam Bank’s Executive Committee is responsible for implementing Putnam Bank’s Investment Policy. The Investment Policy is reviewed annually and any changes to the policy are recommended to, and subject to, the approval of our Board of Directors. The Executive Committee is comprised of our Chairman, President and one rotating director. Authority to make investments under the approved Investment Policy guidelines is delegated by the Executive Committee to appropriate officers. While general investment strategies are developed and authorized by the Asset/Liability Committee, the execution of specific actions rests with the Chief Executive Officer or President who may act jointly or severally as Putnam Bank’s Investment Officer. The Investment Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Investment Officer is authorized to execute investment transactions (purchases and sales) up to $5 million per transaction without the prior approval of the Executive Committee and within the scope of the established investment policy. Each transaction in excess of established limits must receive prior approval of the Executive Committee.

In addition, Putnam Bank may utilize the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom they are conducting business on our behalf. A list of appropriate dealers is provided annually to the Board of Directors for approval and authorization prior to execution of trades. The investment advisor, through its assigned portfolio manager, must contact our President or Treasurer to review all investment recommendations and transactions and receive approval from the President or Treasurer prior to execution of any transaction that might be transacted on our behalf. Upon receipt of approval, the investment advisor, or its assigned portfolio manager, is authorized to conduct all investment business on our behalf.

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

    On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks. As of June 30, 2008, Putnam Bank had preferred equity investments in Freddie Mac totaling $4,000,000. The Bank may record an other-than-temporary impairment loss during the quarter ending September 30, 2008 on its Freddie Mac preferred equity investments, but cannot estimate the amount of the impairment loss at this time.  However, even if the Bank’s Freddie Mac preferred equity investments are ultimately deemed to have no value and no offsetting tax benefit is available, the Bank would continue to substantially exceed the capital ratios that must be maintained to be considered “well capitalized” under the capital guidelines administered by the federal banking agencies.

U.S. Government and Agency Obligations. At June 30, 2008, the Company’s U.S. Government and Agency securities portfolio totaled $19.3 million, or 8.5% of total investments, all of which were classified as available-for-sale. There were no structured notes in the portfolio. While U.S. Government and Agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

State Agency and Municipal Obligations. These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our investment policy requires that such state agency or municipal obligations be rated “A-” or better by a nationally recognized rating agency. If the debt obligation rating goes below “A-” then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment. At June 30, 2008, the Company’s state agency and municipal obligations portfolio totaled $4.4 million, or 2.0% of total investments, all of which was classified as available-for-sale.

Corporate Bonds. At June 30, 2008, the Company’s corporate bond portfolio totaled $19.1 million, or 8.4% of total investments, all of which was classified as available-for-sale. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated “A-” by a nationally recognized rating agency. If the bond rating goes below “A-” then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment.

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

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally U.S. government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as Putnam Bank, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

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

At June 30, 2008, mortgage-backed securities totaled $156.1 million, or 69.1% of total investments, all of which were classified as available-for-sale. At June 30, 2008, 36.3% of the mortgage-backed securities were backed by adjustable rate loans and 63.7% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 5.13% at June 30, 2008. The estimated fair value of our mortgage-backed securities at June 30, 2008 was $151.9 million, which is less than the amortized cost of $156.1 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Marketable Equity Securities. At June 30, 2008, our equity securities portfolio totaled $26.9 million, or 11.9% of total investments, all of which were classified as available for sale. At June 30, 2008, the portfolio consisted of $7.9 million of Federal Home Loan Bank stock and $19.0 million of auction rate preferred stock. Auction rate preferred stock is a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. At June 30, 2008, our investments in preferred stock consisted of investments in five corporate issuers. During the last year, the Auction rate securities market has come under considerable pressure.  Due to the current credit market environment and the lack of liquidity, many Auction rate securities auctions have been “failing.”  It is important to note that an auction failure does not denote a default in the security, but is indicative of a liquidity issue.

Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

Investment Securities Portfolio. The following table sets forth the amortized costs and carrying values of our investment securities portfolio at the dates indicated.

	At June 30,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt Securities:
U.S. Government and agency securities	$19,298	$19,472	$45,026	$44,679
State agency and municipal obligations	4,448	4,547	9,128	9,382
Corporate bonds and other securities	19,058	17,214	20,902	20,937
Mortgage-backed securities	156,063	151,850	137,530	135,324

Total debt securities	198,867	193,083	212,586	210,322

Marketable equity securities:

Federal Home Bank stock	7,943	7,943	7,180	7,180
Preferred stock	19,000	19,000	5,000	5,000
Total equity securities	26,943	26,943	12,180	12,180

Total available-for-sale securities	$225,810	$220,026	$224,766	$222,502

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2008, mortgage-backed securities with adjustable rates totaled $56.7 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities
U.S. Government and agency securities	$-		$3,095	5.01%	$2,228	5.52%	$14,149	6.11%	$19,472	5.87%
State agency and municipal obligations	-		-		-		4,547	4.92%	4,547	4.92%
Corporate bonds and other securities	2,977	5.25%	7,579	5.14%	-		6,658	4.33%	17,214	4.85%
Mortgage-backed securities	998	6.80%	3,715	5.33%	10,576	5.76%	136,561	5.06%	151,850	5.13%

Total debt securities	$3,975		$14,389		$12,804		$161,915		$193,083	5.17%
Marketable equity securities:
Preferred stock									19,000	5.20%
FHLB Restricted Stock									7,943	4.00%

Total equity securities									26,943	4.85%

Total investment securities	$3,975		$14,389		$12,804		$161,915		$220,026	5.13%

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2008, $149.9 million, or 52.8%, of our deposit accounts were certificates of deposit, of which $87.6 million had maturities of one year or less.

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Year Ended June 30,
	2008			2007

	Average		Weighted	Average		Weighted
	Balance	Percent	Average Rate	Balance	Percent	Average Rate
	(Dollars in thousands)

Demand deposits	$38,001	13.38%	-%	$39,522	13.60%	-%
NOW accounts	29,813	10.50	2.37	24,798	8.53	1.83
Regular savings	47,403	16.69	0.60	51,658	17.77	0.74
Money market accounts	15,496	5.46	1.70	20,210	6.95	1.84
Club accounts	250	0.09	4.17	243	0.08	4.17
Total transaction accounts	130,963	46.12	1.02	136,431	46.93	0.88
Certificates of deposit	153,014	53.88	3.87	154,259	53.07	4.66
Total	$283,977	100.00%	2.53%	$290,690	100.00%	2.86%

As of June 30, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $54.6 million. The following table sets forth the maturity of those certificates as of June 30, 2008.

At June 30,
Maturity Period	2008
(In thousands)

Three months or less	$17,155
Over three through six months	4,218
Over six months through one year	11,666
Over one year through three years	14,361
Over three years	7,224
Total	$54,624

The following table sets forth the certificates of deposit, classified by interest rate, as of the dates indicated.

			At June 30,
			2008	2007

Interest Rate:
0.00%	-	1.00%	$269	$14
1.01	-	2.00	200	380
2.01	-	3.00	34,816	15,227
3.01	-	4.00	52,578	16,701
4.01	-	5.00	23,636	32,245
5.01	-	6.00	38,402	89,152

			$149,901	$153,719

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2008.

			Amount Due
			Less Than One Year	Over One Year To Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Total	Percent of Total Certificate Accounts
			(In thousands)

0.00%	-	1.00%	$269	$-	$-	$-	$-	$269	0.2%
1.01	-	2.00	200	-	-	-	-	200	0.1
2.01	-	3.00	31,272	3,273	50	221	-	34,816	23.2
3.01	-	4.00	23,383	24,347	2,739	138	1,971	52,578	35.1
4.01	-	5.00	11,277	4,207	3,218	1,317	3,617	23,636	15.8
5.01	-	6.00	21,183	3,912	983	12,324	-	38,402	25.6
			$87,584	$35,739	$6,990	$14,000	$5,588	$149,901	100.0%

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	Year Ended June 30,
	2008	2007
	(In thousands)
Beginning balance	$249,980	$250,471
Net deposits (withdrawals)
before interest credited	(11,824)	(8,546)
Interest credited	8,373	8,055
Net decrease in deposits	(3,451)	(491)
Ending balance	$246,529	$249,980

Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston and repurchase agreements. At June 30, 2008, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $42.0 million. At June 30, 2008, retail repurchase agreements were $6.4 million.  The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At and For The Year Ended June 30,
	June 30,
	2008	2007
	(Dollars in thousands)

Maximum amount of advances outstanding
at any month end during the period:
FHLB advances	$152,236	$137,883
Repurchase Agreements with other companies	-	1,722
Repurchase Agreements with customers	6,406	5,389
Average advances outstanding during the period:
FHLB advances	145,691	126,524
Repurchase Agreements with other companies	-	754
Repurchase Agreements with customers	4,602	3,330
Balance outstanding at end of period:
FHLB advances	150,215	137,883
Repurchase Agreements with other companies	-	-
Repurchase Agreements with customers	6,406	3,974
Weighted average interest rate during the period:
FHLB advances	4.62%	5.19%
Repurchase Agreements with other companies	-	5.40
Repurchase Agreements with customers	2.84	3.92
Weighted average interest rate at end of period:
FHLB advances	3.95%	4.98%
Repurchase Agreements with other companies	-	-
Repurchase Agreements with customers	2.17	3.97

Subsidiary Activities

PSB Holdings Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2008, Windham North Properties, LLC, did not own any such properties. PSB Realty, LLC owns a single parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2008, we had 84 full-time employees and 32 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. PSB Holdings, Inc. and Putnam Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. PSB Holdings, Inc.’s and Putnam Bank’s tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to PSB Holdings, Inc. or Putnam Bank.

Method of Accounting. For federal income tax purposes, PSB Holdings, Inc. and Putnam Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing their federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2008 Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2008, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At June 30, 2008, PSB Holdings, Inc. had $81,473 of AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2008, Putnam Bank had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. PSB Holdings, Inc. may exclude from its income 100% of dividends received from Putnam Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

Connecticut State Taxation. PSB Holdings, Inc. and Putnam Bank and its subsidiaries, are subject to the Connecticut corporation business tax. Both entities are required to pay the regular corporation business tax (income tax).

The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate of 7.5% to arrive at Connecticut income tax.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Putnam Bank established a passive investment company, Putnam Bank Mortgage Servicing Company, during 2007 and eliminated the state income tax expense of Putnam Bank effective July 1, 2006. If the State of Connecticut were to pass legislation in the future to eliminate the passive investment company exemption Putnam Bank would be subject to state income taxes in Connecticut.

PSB Holdings, Inc. and Putnam Bank are not currently under audit with respect to their income tax returns, and their state tax returns have not been audited for the past five years.

SUPERVISION AND REGULATION

General

Putnam Bank is examined and supervised by the Office of Thrift Supervision. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Putnam Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. Putnam Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Putnam Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Putnam Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Putnam Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on PSB Holdings, Inc. and Putnam Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Putnam Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. Putnam Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Putnam Bank, including real estate investment and securities and insurance brokerage.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. Putnam Bank does not typically engage in asset sales.

At June 30, 2008, Putnam Bank’s capital exceeded all applicable requirements.

            On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks. As of June 30, 2008, Putnam Bank had preferred equity investments in Freddie Mac totaling $4,000,000. The Bank may record an other-than-temporary impairment loss during the quarter ending September 30, 2008 on its Freddie Mac preferred equity investments, but cannot estimate the amount of the impairment loss at this time.  However, even if the Bank’s Freddie Mac preferred equity investments are ultimately deemed to have no value and no offsetting tax benefit is available, the Bank would continue to substantially exceed the capital ratios that must be maintained to be considered “well capitalized” under the capital guidelines administered by the federal banking agencies.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2008, Putnam Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Putnam Bank must satisfy the qualified thrift lender, or “QTL”, test. Under the QTL test, Putnam Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Putnam Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At June 30, 2008, Putnam Bank satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years still available for dividend;

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Putnam Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Privacy Standards. Federal regulations require Putnam Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require Putnam Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Putnam Bank is required to provide its customers with the ability to “opt-out” of having Putnam Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on PSB Holdings, Inc. or Putnam Bank. The Gramm-Leach-Bliley Act also allows each state to enact legislation that is more protective of consumers’ personal information. We cannot predict whether Connecticut may enact such legislation or what impact, if any, it would have if enacted.

Putnam Bank must implement measures intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records, or information that could result in substantial harm or inconvenience to any customer. Putnam Bank has implemented these measures.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. PSB Holdings, Inc. is an affiliate of Putnam Bank. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Putnam Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Putnam Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Putnam Bank’s Board of Directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties”, including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director of the Office of Thrift Supervision, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

At June 30, 2008, Putnam Bank met the criteria for being considered “well-capitalized”.

    Insurance of Deposit Accounts.  Deposit accounts in Putnam Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  Putnam Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.  Federal law gives the Federal Deposit Insurance Corporation flexibility to adjust the insurance fund reserve ratio between 1.15% and 1.50% of estimated insured deposits, depending on projected losses, economic changes and assessment ratios at the end of a calendar year, and allows for dividends to insured institutions whenever reserve ratios exceed specified levels.

    Federal Deposit Insurance Corporation regulations assess insurance premiums based on risk.  This regulation enables the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund.  Under its risk-based assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating for larger institutions.  The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.

    In addition to assessments by the Federal Deposit Insurance Corporation, the Financing Corporation (“FICO”) has the authority to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2008, the annualized FICO assessment was equal to 1.22 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Putnam Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2008, Putnam Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2008, Putnam Bank was in compliance with these reserve requirements.

The USA PATRIOT Act

The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the act impose affirmative obligations on a broad range of financial institutions, including savings banks, like Putnam Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

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

Waivers of Dividends by Putnam Bancorp, MHC. Office of Thrift Supervision regulations require Putnam Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from PSB Holdings, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case- by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. Except for the receipt of $75,000, Putnam Bancorp, MHC has waived all dividends paid by PSB Holdings, Inc. and is expected to do so in the future. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Putnam Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Putnam Bancorp, MHC converts to stock form.

Conversion of Putnam Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit Putnam Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to PSB Holdings, Inc. (the “New Holding Company”), Putnam Bancorp, MHC’s corporate existence would end, and certain depositors of Putnam Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Putnam Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in PSB Holdings, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Putnam Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Putnam Bancorp, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

    We conduct substantially all of our business through our main office, six full service branch offices and one loan origination center. We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”. In 2002, we began Limited Service (Mobile) Branch activities. The Limited Services (Mobile) Branch serves approximately eight locations in our primary market area consisting of schools and retirement facilities. Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit-taking, check cashing, notary and certificate of deposit renewal activities. Set forth below is information on our office locations as of June 30, 2008.  The net book value of our premises, land and equipment was approximately $3.9 million at June 30, 2008.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:
40 Main Street…………………………….	Owned	1974	14,938	$1,375
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive……………………….	Leased	2006	473	106
Putnam, Connecticut 06260

100 Averill Road………………………….	Owned	1981	2,487	549
Pomfret Center, Connecticut 06259

125 Wauregan Road………………………	Owned	1993	2,452	388
Danielson, Connecticut 06239

11 Pratt Road………………………………	Owned	2000	2,162	374
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138…………..	Leased	2005	2,600	61
Griswold, Connecticut 06351

39 Kings Highway………………………..	Leased	2005	2,270	32
Gales Ferry, Connecticut 06335

Loan Center:
50 Canal Street…………………………….	Owned	2000	2,940	193
Putnam, Connecticut 06260

ATM Remote Location:
168 Route 169……………………………..	Leased	2003	30	__
Woodstock, Connecticut 06281

Special Needs Limited Branch (1):
Creamery Brook Retirement Village…….	__		__	__
36 Vina Lane
Brooklyn, Connecticut 06234
Total…………………………………				$3,078

____________________________
(1)
Our personnel are at this location for approximately three hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “PSBH.” Putnam Bancorp, MHC owns 3,729,846 shares, or 57.1% of our outstanding common stock. The approximate number of holders of record of PSB Holdings, Inc.’s common stock as of August 31, 2008 was 498. Certain shares of PSB Holdings, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PSB Holdings, Inc.’s common stock for the period ended June 30, 2008 and June 30, 2007. The following information was provided by the NASDAQ Global Market.

	High	Low	Dividends
Fiscal 2007
Quarter ended September 30, 2006	$11.20	$10.40	$0.06
Quarter ended December 31, 2006	11.48	10.74	0.06
Quarter ended March 31, 2007	11.28	10.61	0.06
Quarter ended June 30, 2007	10.90	10.32	0.06

Fiscal 2008
Quarter ended September 30, 2007	$10.76	$9.35	$0.07
Quarter ended December 31, 2007	10.55	7.58	0.07
Quarter ended March 31, 2008	9.68	8.00	0.08
Quarter ended June 30, 2008	10.00	8.37	0.09

Dividend payments by PSB Holdings, Inc. are dependent primarily on dividends it receives from Putnam Bank, because PSB Holdings, Inc. has no source of income other than dividends from Putnam Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by PSB Holdings, Inc. and interest payments with respect to PSB Holdings, Inc.’s loan to the Employee Stock Ownership Plan.

In addition, reference is made to the “Market for Common Stock” section of PSB Holdings, Inc. 2008 Annual Report to Stockholders, which is incorporated herein by reference.

Information with respect to securities authorized for issuance under the Company’s Equity Compensation Plan is incorporated by reference herein from the Company’s Proxy Statement.

(b) Not applicable.

(c) Issuer repurchases of equity securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price Paid	Announced	Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
April 1 through April 30, 2008	0	$-	514,000	0
May 1 through May 31, 2008	0	$-	514,000	0
June 1 through June 30, 2008	0	$-	514,000	0

(1)           The Company announced in December 2005 that it authorized the repurchase of 347,000 shares, or approximately 5% of its outstanding common shares.  On August 2, 2007, The Company announced the completion of this program and authorized a new stock repurchase program of up to 2.5% of its current outstanding shares, or up to approximately 167,000 shares. This program was completed on March 7, 2008.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

The following analysis discusses changes in the financial condition and results of operations at and for the twelve months ended June 30, 2008 and 2007, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 7 of this Annual Report on Form 10-KSB.

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

          Net Income. Net income increased $1.1 million, or 59.5%, to $3.1 million or $.49 per basic share and $.48 per diluted share for the twelve months ended June 30, 2008 from $1.9 million or $.29 per basic share and $.28 per diluted share for the twelve months ended June 30, 2007.  The increase in net income reflected higher net interest and dividend income due to the steepening yield curve, higher noninterest income and a decrease in the loan loss provision.  This was partially offset by increases in total noninterest expense and income tax expense.

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

Comparison of Financial Condition at June 30, 2008 and June 30, 2007

Assets. Total assets of the Company were $494.5 million at June 30, 2008, an increase of $3.3 million or 0.7%, from $491.2 million at June 30, 2007. Investments in available-for-sale securities decreased $2.5 million or 1.1%, to $220.0 million at June 30, 2008 compared to $222.5 million at June 30, 2007. Federal funds sold at June 30, 2008 were $1.1 million compared to $4.5 million as of June 30, 2007. The decrease in securities was primarily used to fund loan growth. Net loans outstanding increased $11.8 million or 5.1% to $242.7 million at June 30, 2008 from $230.9 million at June 30, 2007. This increase was primarily due to an increase of $11.7 million, or 6.7% in residential mortgage and residential construction loans, reflecting continued strong demand for such loans in our expanded market area. Total commercial loans decreased $1.6 million, or 2.5%, from June 30, 2007 to June 30, 2008.

Liabilities. Total liabilities increased $5.1 million, or 1.2%, from $439.9 million at June 30, 2007 to $445.0 million at June 30, 2008, primarily due to an increase in borrowed funds. Borrowed funds increased by $14.8 million, or 10.4%, to $156.6 million at June 30, 2008 from $141.8 million at June 30, 2007.  Total deposits decreased by $9.8 million, or 3.3%, to $283.7 million at June 30, 2008 from $293.5 million at June 30, 2007.  This decrease included a reduction in brokered CDs from $11.4 million at June 30, 2007 to no brokered CDs as of June 30, 2008.  Excluding this change in brokered CDs, total deposits as of June 30, 2008 would have increased $1.6 million, or 0.6%, from June 30, 2007 to June 30, 2008.

Stockholders’ Equity. Total stockholders’ equity decreased $1.8 million, or 3.5% to $49.4 million at June 30, 2008 from $51.2 million at June 30, 2007. The decrease was primarily due to the repurchase of 226,810 shares at a total cost of $2.4 million during the twelve months ended June 30, 2008 and an increase in the unrealized loss in the available-for-sale securities to $3.8 million as of June 30, 2008 as compared to $1.4 million as of June 30, 2007.  This was partially offset by net income of $3.1 million. The unrealized loss in the available-for-sale securities was attributable solely to interest rate movements. At June 30, 2008, management did not consider the loss to be other than temporary.

Comparison of Operating Results for the Twelve Months Ended June 30, 2008 and 2007

    Net Income. Net income increased $1.1 million, or 59.5%, to $3.1 million or $.49 per basic share and $.48 per diluted share for the twelve months ended June 30, 2008 from $1.9 million or $.29 per basic share and $.28 per diluted share for the twelve months ended June 30, 2007.

Interest and Dividend Income. Interest and dividend income increased by $1.7 million, or 6.9%, to $27.1 million for the twelve months ended June 30, 2008 from $25.4 million for the twelve months ended June 30, 2007. The increase in interest and dividend income resulted primarily from an increase of $12.7 million, or 2.8%, in average interest-earning assets between the periods. In addition, the yield on average interest-earning assets increased 22 basis points to 5.86% for the twelve months ended June 30, 2008 as compared to 5.64% for the twelve months ended June 30, 2007. Interest income on loans increased by $1.2 million, or 8.9%, to $15.1 million for the twelve months ended June 30, 2008 from $13.9 million for the twelve months ended June 30, 2007. Interest and dividend income on investment securities and deposits increased $513,000, or 4.5%, to $11.9 million for the twelve months ended June 30, 2008 from $11.4 million for the twelve months ended June 30, 2007.

Interest Expense. Interest expense increased by $434,000, or 2.9%, to $15.2 million for twelve months ended June 30, 2008 from $14.8 million for the twelve months ended June 30, 2007. The increase in interest expense resulted primarily from an increase in average interest-bearing liabilities of $14.5 million, or 3.8% from period to period. The cost of average interest-bearing liabilities decreased by four basis points to 3.84% for the twelve months ended June 30, 2008 as compared to 3.88% for the twelve months ended June 30, 2007.

Net Interest Income. Net interest income increased $1.3 million, or 12.5%, to $11.9 million for the twelve months ended June 30, 2008 from $10.6 million for the twelve months ended June 30, 2007. The primary reason for the increase in our net interest income was a higher net interest margin for the twelve months ended June 30, 2008, 2.56%, as compared to 2.34% for the twelve months ended June 30, 2007.

Provision for Loan Losses. The provision for loan losses for the twelve months ended June 30, 2008 was $51,000 compared to $263,000 recorded for the twelve months ended June 30, 2007. The ratio of the allowance to gross loans outstanding was 0.72% as of June 30, 2008 compared to 0.77% as of June 30, 2007.  The ratio of the allowance to nonperforming loans was 121.1% as of June 30, 2008 compared to 115.7% as of June 30, 2007.

Noninterest Income. Noninterest income increased $541,000, or 19.7%, to $3.3 million for the twelve months ended June 30, 2008 from $2.7 million for the twelve months ended June 30, 2007. The increase in noninterest income resulted primarily from a $204,000 increase in service fee income, an increase of $284,000 in net gains on sales of securities.

Noninterest Expense. Noninterest expense increased by $176,000, or 1.6%, to $10.9 million for the twelve months ended June 30, 2008 from $10.8 million for the twelve months ended June 30, 2007. Compensation and benefits expense increased by $217,000, or 3.8%, to $6.0 million for the twelve months ended June 30, 2008 from $5.8 million for the twelve months ended June 30, 2007. The primary reasons for the increase in compensation and benefits expense were increased salaries and commissions. In addition, expenses for the current year included $261,000 in employee stock award compensation expense as compared to $215,000 in stock award compensation expense for the twelve months ended June 30, 2007. Occupancy and equipment expense increased by $15,000, or 1.2%, to $1.31 million for the twelve months ended June 30, 2008 from $1.29 million for the twelve months ended June 30, 2007 primarily due to increases in real estate expense of $16,000, maintenance expense of $11,000, service contracts of $11,000 and rental expense of $9,000.  This was partially offset by a decrease in depreciation expense of $39,000. All other noninterest expense, consisting primarily of charitable contributions, marketing, office supplies, and professional expenses decreased by $56,000, or 1.5%, to $3.6 million for the twelve months ended June 30, 2008 from $3.7 million for the twelve months ended June 30, 2007.

    Provision for Income Taxes. The income tax expense increased by $751,000, or 212.1%, to $1.1 million for the twelve months ended June 30, 2008 from $354,000 for the twelve months ended June 30, 2007. Our effective tax rate was 26.5% for the twelve months ended June 30, 2008, compared to 15.5% for the twelve months ended June 30, 2007. This increase in the tax provision reflected a significant reduction in Auction Rate Preferred investments that have a dividends-received deduction applicable to them. The reason for the reduction was to avoid being subject to Alternative Minimum Tax. Average Auction Rate Preferred securities for the twelve months ended June 30, 2008 were $13.9 million compared to $32.7 million for the twelve months ended June 30, 2007.  The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the twelve months ended June 30,
	2008				2007
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$219,397	$11,821	5.39%	$227,601	$11,243	4.94%
Loans	240,403	15,185	6.32%	218,974	13,946	6.37%
Other earning assets	2,921	110	3.77%	3,406	175	5.14%
Total interest-earnings assets	462,721	27,116	5.86%	449,981	25,364	5.64%
Non-interest-earning assets	25,848			24,512
Total assets	$488,569			$474,493

Interest-bearing liabilities:
NOW accounts	$29,813	778	2.61%	$24,798	391	1.58%
Savings accounts	47,397	329	0.69%	51,652	383	0.74%
Money market accounts	15,496	300	1.94%	20,210	351	1.74%
Time deposits	153,262	6,967	4.55%	154,501	6,930	4.49%
Borrowed money	150,294	6,855	4.56%	130,609	6,740	5.16%
Total interest-bearing liabilities	396,262	15,229	3.84%	381,770	14,795	3.88%
Non-interest-bearing demand deposits	38,846			40,264
Other non-interest-bearing liabilities	1,996			965
Capital accounts	51,465			51,494
Total liabilities and capital accounts	$488,569			$474,493

Net interest income		$11,887			$10,569
Interest rate spread			2.02%			1.76%
Net interest-earning assets	$66,459			$68,211
Net interest margin			2.56%			2.34%
Average earning assets to
average interest-bearing liabilities			116.77%			117.87%

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

	For the twelve months ended June 30, 2008
(Dollars in thousands)	compared to the twelve months ended June 30, 2007

	Increase (Decrease) Due to
INTEREST-EARNING ASSETS:	Rate	Volume	Net
Interest and Dividend Income:
Investment securities	$994	$(416)	$578
Loans	(115)	1,354	1,239
Other interest-earning assets	(42)	(23)	(65)
TOTAL INTEREST-EARNING ASSETS	837	915	1,752

INTEREST-BEARING LIABILITIES:
Interest Expense:
NOW accounts	296	91	387
Savings accounts	(24)	(30)	(54)
Money Market accounts	37	(88)	(51)
Time deposits	93	(56)	37
Other borrowed money	(834)	949	115
TOTAL INTEREST-BEARING LIABILITIES	(432)	866	434

CHANGE IN NET INTEREST INCOME	$1,269	$49	$1,318

Liquidity and Capital Resources

The term “liquidity” refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2008 of $150.2 million with unused borrowing capacity of $44.3 million. The Bank also has the ability to originate brokered certificates of deposit as a secondary source of liquidity.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the twelve months ended June 30, 2008 and 2007, the Bank originated loans net of principal payments of $12.0 million and $31.9 million, respectively.  Purchases of securities totaled $75.5 million and $87.7 million, for the twelve months ended June 30, 2008 and 2007, respectively.

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

Certificates of deposit totaled $149.9 million at June 30, 2008. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

For the twelve months ended June 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 7.	Financial Statements

PSB Holdings, Inc.

Consolidated Financial Statements

June 30, 2008

PSB Holdings, Inc.

Table of Contents

Report of Independent Registered Public Accounting Firm	41

Consolidated Statements of Financial Condition	42

Consolidated Statements of Operations	43

Consolidated Statements of Changes in Stockholders’ Equity	44

Consolidated Statements of Cash Flows	46

Notes to Consolidated Financial Statements	48

1. Summary of Significant Accounting Policies	48

2. Investment Securities	55

3. Loans Receivable	58

4. Premises and Equipment	60

5. Intangible Assets	61

6. Deposits	62

7. Borrowed Funds	63

8. Income Taxes	64

9. Regulatory Capital	66

10. Benefit Plans	67

11. Other Comprehensive Income	70

12. Financial Instruments	70

13. Subsequent Events	71

14. Parent Company Only Financial Statements	72

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
PSB Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of PSB Holdings, Inc. (the Company) and subsidiary as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and subsidiary at June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

Hartford, Connecticut
September 4, 2008, except for Note 13, as to which the date is September 9, 2008

PSB Holdings, Inc.

Consolidated Statements of Financial Condition
	June 30,
	2008	2007
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$7,026	$8,718
Federal funds sold	1,120	4,480
Investment securities, at fair value	220,026	222,502
Loans receivable, net	242,728	230,902
Loans held-for-sale	675	1,478
Premises and equipment, net	3,854	4,218
Bank owned life insurance	5,798	5,536
Intangible assets	7,769	8,003
Other assets	5,503	5,361

Total assets	$494,499	$491,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$283,724	$293,473
Borrowed funds	156,621	141,857
Mortgagors' escrow accounts	1,423	1,280
Other liabilities	3,294	3,337
Total liabilities	445,062	439,947

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, ($0.10 par value, 12,000,000 shares authorized,
6,943,125 shares issued, 6,530,509 and 6,778,303. shares
outstanding at June 30, 2008 and 2007, respectively)	694	694
Additional paid-in capital	30,795	30,465
Unearned ESOP shares	(2,089)	(2,222)
Unearned stock awards	(605)	(978)
Retained earnings	28,663	26,441
Treasury stock, at cost (412,616 shares at June 30, 2008 and
164,822 shares at June 30, 2007)	(4,205)	(1,767)
Accumulated other comprehensive loss	(3,816)	(1,382)
Total stockholders' equity	49,437	51,251

Total liabilities and stockholders' equity	$494,499	$491,198

See notes to consolidated financial statements.

Consolidated Statements of Operations
	For the Years Ended June, 30
	2008	2007
	(in thousands except share data)
Interest income
Interest on loans	$15,185	$13,946
Interest and dividends on investments	11,931	11,418
Total interest income	27,116	25,364

Interest expense
Deposits and escrow	8,373	8,055
Borrowed funds	6,856	6,740
Total interest expense	15,229	14,795

Net interest income	11,887	10,569

Provision for loan losses	51	263

Net interest income after provision for loan losses	11,836	10,306

Noninterest income
Fees for services	2,462	2,258
Mortgage banking activities	105	75
Net commissions from brokerage service	120	146
Net investment security gains (losses)	217	(67)
Other income	378	329
Total noninterest income	3,282	2,741

Noninterest expense
Compensation and benefits	5,983	5,766
Occupancy and equipment	1,308	1,293
Data processing	829	836
Advertising and marketing	452	398
Other noninterest expense	2,373	2,476
Total noninterest expense	10,945	10,769

Income before income tax expense	4,173	2,278

Income tax expense	1,105	354

Net income	$3,068	$1,924

Earnings per common share
Basic	$0.49	$0.29
Diluted	$0.48	$0.28

Weighted average common shares outstanding
Basic	6,297,478	6,707,697
Diluted	6,370,683	6,810,614

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards
	(in thousands)

Balance at June 30, 2006	$694	$30,454	$(2,347)	$(1,219)

Dividends paid/declared	-	-	-	-

ESOP shares released	-	11	125	-

Treasury stock acquired	-	-	-	-

Stock based compensation	-	-	-	(101)

Incentive plan shares earned	-	-	-	342

Comprehensive income:
Net income
Net change in unrealized
holding losses on available-
for-sale securities,
net of tax effect
Comprehensive income

Balance at June 30, 2007	$694	$30,465	$(2,222)	$(978)

Dividends paid/declared	-	-	-	-

ESOP shares released	-	(10)	133	-

Treasury stock acquired	-	-	-	-

Stock based compensation	-	340	-	21

Incentive plan shares earned	-	-	-	352

Comprehensive income:
Net income
Net change in unrealized
holding losses on available-
for-sale securities,
net of tax effect
Comprehensive income

Balance at June 30, 2008	$694	$30,795	$(2,089)	$(605)

See notes to consolidated financial statements.

Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)

$ 25,219	$(1,437)	$(2,452)	$48,912

(703)	-	-	(703)

-	-	-	136

-	(408)	-	(408)

1	78	-	(22)

-	-	-	342

1,924

		1,070
			2,994

$ 26,441	$(1,767)	$(1,382)	$51,251

(846)	-	-	(846)

-	-	-	123

-	(2,417)	-	(2,417)

	(21)	-	340

-	-	-	352

3,068

		(2,434)
			634

$ 28,663	$(4,205)	$(3,816)	$49,437

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$3,068	$1,924
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	51	263
Stock-based compensation expense	413	393
Amortization of core deposit intangible	234	262
Depreciation	532	571
Net accretion on available-for-sale securities	(61)	(163)
Amortization of premium on purchased loans	22	31
Net realized investment security (gains) losses	(217)	67
Originations of loans for resale	(12,390)	(7,681)
Proceeds from sale of loans	13,298	7,208
Gain on sale of loans	(105)	(70)
Increase in cash surrender value of Bank owned life insurance	(262)	(176)
Deferred income tax provision (benefit)	411	(47)
ESOP shares released	123	136
Net change in:
Deferred loan fees	62	277
Other assets	533	(482)
Other liabilities	140	451
Net cash provided by operating activities	5,852	2,964

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	30,043	45,372
Proceeds from maturities of available-for-sale securities	44,739	66,732
Purchase of available-for-sale securities	(75,548)	(87,650)
Loan originations net of principal payments	(11,961)	(31,937)
Investment in bank owned life insurance	-	(3,000)
Purchase of premises and equipment	(168)	(285)
Net cash used by investing activities	(12,895)	(10,768)

See notes to consolidated financial statements.

	2008	2007
	(in thousands)

Cash flows from financing activities
Change in savings and demand deposit accounts	(5,931)	(12,402)
Change in time deposit accounts	(3,818)	8,910
Proceeds from long term borrowings	89,000	133,425
Repayments of long term borrowings	(66,668)	(83,509)
Net change in short term borrowings	(7,568)	(32,652)
Change in mortgagors' escrow accounts	143	150
Acquisition of treasury stock	(2,417)	(408)
Dividends paid	(750)	(707)
Net cash provided by financing activities	1,991	12,807
Increase (decrease) in cash and cash equivalents	(5,052)	5,003
Cash and cash equivalents at beginning of year	13,198	8,195
Cash and cash equivalents at end of year	$8,146	$13,198
Supplemental disclosures
Cash paid during the year for:
Interest	$15,319	$14,595
Income taxes, net of refunds	$385	$660
Noncash activities
Declared dividends	$279	$182

See notes to consolidated financial statements.

PSB Holdings, Inc.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Principles of Business

PSB Holdings, Inc. (the Company) is a federally chartered holding company formed on May 27, 2003 for the purpose of acquiring all of the common stock of Putnam Bank (the Bank) concurrent with the Bank’s reorganization from a mutual savings institution to the mutual holding company form of organization. No shares were offered to the public as part of this reorganization.

On October 4, 2004, the Company completed a plan of stock issuance pursuant to which 44.5% of its common stock was sold to eligible depositors and the Putnam Savings Bank Employee Stock Ownership Plan (ESOP). The Company issued a total of 6,943,125 shares.

3,729,846 shares, representing 53.72% of total shares issued, was issued to Putnam Bancorp MHC in exchange for its ownership of the bank. The sole purpose of Putnam Bancorp MHC is to own a majority of the common stock of PSB Holdings, Inc.

As part of the stock issuance, the Bank established the ESOP, which purchased 257,062 shares of common stock. The ESOP borrowed the necessary funds from the Company. The Bank intends to make annual contributions adequate to meet the debt service requirements of the ESOP.

In connection with the stock offering the Company established The Putnam Savings Foundation and contributed 123,588 shares of common stock, representing 4% of shares sold to the public. The Foundation supports charities in the geographic area the Bank serves.

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

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Putnam Bank, and the Bank’s wholly owned subsidiaries, Windham North, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements

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

The allowance for loan losses is established by a provision charged to earnings and is maintained at a level to absorb loan losses that are both probable and reasonably estimable based on management's evaluation of known and inherent credit risks in the loan portfolio.  When a loan or portion of a loan is considered uncollectible, it is charged against the allowance for loan losses.  Recoveries of loans previously charged-off are credited to the allowance when collected.

PSB Holdings, Inc.

1.  Summary of Significant Accounting Policies – (Continued)

Loans receivable and allowance for loan losses– (Continued)

Management makes regular evaluations of the loan portfolio to determine the adequacy of the level of the allowance for loan losses.  Numerous factors are considered in the evaluation, including a review of certain borrowers' current financial status and credit standing, available collateral, loss experience in relation to outstanding loans, the overall loan portfolio quality, management's judgment regarding prevailing economic conditions, and other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Rate lock commitments

In accordance with Financial Accounting Standards Board (FASB) interpretations and the United States Securities and Exchange Commission Staff Accounting Bulletin 105, rate lock commitment agreements entered into for loans originated for sale are considered derivatives and must be recorded at fair market value. The Company performs quarterly valuations and will record the commitment if material.  No commitments have been recorded due to the immateriality of the amount.

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

Notes to Consolidated Financial Statements

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation computed on the straight-line method at rates based on estimated useful lives.  Estimated lives are five to 40 years for buildings and premises and three to 20 years for furniture, fixtures and equipment.

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

Goodwill and core deposit intangible

Goodwill is evaluated for impairment on an annual basis. The Company records as goodwill the excess purchase price over the fair value of net identifiable assets acquired. The Company follows the guidance provided in the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets which prescribes a two-step process to test and measure impairment of goodwill. Core deposit intangibles are amortized on an accelerated basis over ten years.

Earnings per share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company had 269,747 anti-dilutive common shares outstanding at June 30, 2008.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

PSB Holdings, Inc.

1.  Summary of Significant Accounting Policies – (Continued)

Earnings per share – (Continued)

	For the years ended June 30,
	2008	2007
Net income, as reported	$3,068,000	$1,924,000

Weighted average common shares outstanding:
Basic	6,297,478	6,707,697
Effect of dilutive stock option and restricted stock awards	73,205	102,917
Diluted	6,370,683	6,810,614
Net income per common share
Basic	$0.49	$0.29
Diluted	$0.48	$0.28

Employee stock ownership plan

The Company established an Employee Stock Ownership Plan (the ESOP) as part of its minority stock issuance on October 4, 2004. The ESOP is accounted for in accordance with Statement of Position (SOP) 93-6. Under SOP 93-6, unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders’ equity is increased by a corresponding amount. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP and dividends payable on common stock held by ESOP over a period of 20 years.

Stock Based Compensation

As more fully described in Note 10, the Company has a stock based incentive plan authorizing various types of incentive awards that may be granted to directors, officers and employees.  The Company adopted the FASB’s SFAS No.123(R), “Share Based Payment”, as of July 1, 2006.  In accordance with SFAS No.123(R), the Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.

Computation of fair values

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair value of financial instruments, including both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value.

The calculation of fair value estimates of financial instruments is dependent upon certain subjective assumptions and involves significant uncertainties.  Changes in assumptions could significantly affect the estimates.  These estimates do not reflect any possible tax ramifications, estimated transaction costs or any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument.

Notes to Consolidated Financial Statements

The following methods and assumptions were utilized by the Company in estimating the fair values of its on-balance sheet financial instruments:

Cash and cash equivalents - The carrying amounts reported in the statement of financial condition approximate these assets' fair value.

Investment securities - Fair values for investment securities are based on quoted market prices where available.  If quoted market prices are not available, fair values are based on market prices for comparable instruments.  The carrying value of Federal Home Loan Bank of Boston (FHLBB) stock approximates fair value.

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

Loans held-for-sale - The current market price of similar loans sold is used to estimate the fair value of loans held-for-sale.

Deposits - The fair values of demand, NOW, and savings deposits are equal to the amount payable on demand at the reporting date.  Fair values for time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

Borrowed funds - Fair values are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Mortgagors' escrow accounts - The carrying value of escrow accounts approximates fair value.

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

PSB Holdings, Inc.

1.  Summary of Significant Accounting Policies – (Continued)

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

During the first quarter of 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which permits entities to choose and measure many financial instruments and certain other items at fair value. The Company will be required to adopt SFAS No. 159 on July 1, 2008, and is currently evaluating the impact of the adoption of SFAS No. 159 on its financial position and results of operations.

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

Reclassification

Prior year’s consolidated financial statements have been reclassified to conform to changes in the current consolidated financial statement presentation. Such reclassifications had no effect on the 2007 net income.

Notes to Consolidated Financial Statements

2.  Investment Securities

At June 30, the amortized cost basis and approximate fair values of investment securities were as follows:

	2008
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
Debt securities:
US government and agency obligations:
From one through five years	$3,079	$16	$-	$3,095
From five through ten years	2,232	17	(21)	2,228
After ten years	13,987	174	(12)	14,149
	19,298	207	(33)	19,472

State agency and municipal obligations:
After ten years	4,448	99	-	4,547
	4,448	99	-	4,547

Corporate bonds and other obligations:
Due within one year	2,971	7	(1)	2,977
From one through five years	8,045	10	(476)	7,579
After ten years	8,042	47	(1,431)	6,658
	19,058	64	(1,908)	17,214

Mortgage-backed securities	156,063	556	(4,769)	151,850
Total debt securities	198,867	926	(6,710)	193,083

Equity securities:
Preferred stock	19,000	-	-	19,000
FHLB restricted stock	7,943	-	-	7,943

Total equity securities	26,943	-	-	26,943

Total available-for-sale securities	$225,810	$926	$(6,710)	$220,026

PSB Holdings, Inc.

2.  Investment Securities – (Continued)

	2007
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
Debt securities:
US government and agency obligations:	$17,446	$-	$(101)	$17,345
Due within one year	14,313	-	(120)	14,193
From one through five years	3,785	11	(22)	3,774
From five through ten years	9,482	-	(115)	9,367
	45,026	11	(358)	44,679

State agency and municipal obligations:
From five through ten years	1,363	46	-	1,409
After ten years	7,765	208	-	7,973
	9,128	254	-	9,382

Corporate bonds and other obligations:
Due within one year	2,978	-	(5)	2,973
From one through five years	9,880	9	(58)	9,831
After ten years	8,044	226	(137)	8,133
	20,902	235	(200)	20,937

Mortgage-backed securities	137,530	159	(2,365)	135,324
Total debt securities	212,586	659	(2,923)	210,322

Equity securities:
Preferred stock	5,000	-	-	5,000
FHLB restricted stock	7,180	-	-	7,180

Total equity securities	12,180	-	-	12,180

Total available-for-sale securities	$224,766	$659	$(2,923)	$222,502

Gross gains of $301,851 and $14,810 were realized on available-for-sale securities for the years ended June 30, 2008 and 2007, respectively. Gross losses of $84,934 and $82,212 were realized on available-for-sale securities for the years ended June 30, 2008 and 2007, respectively.

At June 30, 2008 and 2007, debt securities with a fair value of $10,067,775 and $7,420,265, respectively, were pledged as collateral to secure public deposits and repurchase agreements.

Notes to Consolidated Financial Statements

The following is a summary of the estimated fair value and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30,:

2008	Length of Time in Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(in thousands)
US Government Agencies	$1,963	$33	$-	$-	$1,963	$33
Corporate bonds	6,688	353	6,447	1,555	13,135	1,908
Mortgage-backed securities	94,110	4,722	2,592	47	96,702	4,769

Total investment securities	$102,761	$5,108	$9,039	$1,602	$111,800	$6,710

2007	Length of Time in Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(in thousands)
US Government Agencies	$20,453	$187	$22,600	$171	$43,053	$358
Corporate bonds	5,921	53	7,834	147	13,755	200
Mortgage-backed securities	58,265	812	61,445	1,553	119,710	2,365

Total investment securities	$84,639	$1,052	$91,879	$1,871	$176,518	$2,923

The Bank had 72 at June 30, 2008 and 112 at June 30, 2007, individual investment securities in which the fair value of the security is less than the amortized cost of the security.  Management believes that these unrealized losses are temporary and are the result of interest rate conditions.

PSB Holdings, Inc.

3.  Loans Receivable

The composition of the Company’s loan portfolio at June 30 was as follows:

	2008	2007
	(dollars in thousands)
Residential mortgages	$181,978	$168,126
Commercial mortgages	55,406	59,274
Construction mortgages	3,223	5,376
Commercial	8,687	6,449
Installment	944	1,022
Collateral	298	252
Other	152	165
	250,688	240,664
Unadvanced construction loans	(6,522)	(8,264)
	244,166	232,400

Deferred loan costs, net of fees	319	258
Deferred fees on purchased loans	1	24
Allowance for loan losses	(1,758)	(1,780)

Loans receivable, net	$242,728	$230,902

Weighted average yield	6.10%	6.51%

The Company's lending activities are conducted principally in Eastern Connecticut. The Company's investment in loans includes both adjustable and fixed rate loans. The composition of the Company's investment in loans at June 30, was as follows:

	2008	2007
	(in thousands)
Fixed rate:
Term to maturity
One month through one year	$5,853	$5,760
One year through three years	10,740	11,525
Three years through five years	17,475	19,125
Five years through ten years	26,361	22,584
Over ten years	79,104	74,840
	139,533	133,834
Adjustable rate:
Rate adjustment
One month through one year	45,582	44,378
One year through three years	25,062	19,665
Three years through five years	21,758	24,521
Over five years	12,231	10,002
	104,633	98,566

Total loans	$244,166	$232,400

Notes to Consolidated Financial Statements

The adjustable rate loans generally have interest rate adjustment limitations and are generally indexed to the Company's cost of funds, prime rate, or to the U.S. Treasury Bill rate.

In addition, the Company services loans for other financial institutions and agencies.  These loans are originated by the Company and then sold.  The Company continues to service these loans and remits the payments received to the purchasing institution.  The amounts of these loans were $27.1 million and $26.3 million at June 30, 2008 and 2007, respectively.

Transactions in the allowance for loan losses accounts for the years ended June 30, were as follows:

	2008	2007
	(in thousands)
Balance at beginning of period	$1,780	$1,582
Provision for loan losses	51	263
Charge offs	(124)	(112)
Recoveries	51	47
Balance at end of period	$1,758	$1,780

The following table summarizes information on nonperforming loans:

	June 30,
	2008	2007
	(in thousands)
Nonperforming loans	$1,452	$1,538

Nonperforming loans accounted for
on a nonaccrual basis	982	1,538

Amount of gross interest income that would
have been recognized if the loans had
performed in accordance with original term	116	98

Amount of interest income recognized	12	11

Income contractually due but not
recognized on nonaccrual loans	104	90

At June 30, 2008 and 2007, the Company did not have any restructured or impaired loans.  At June 30, 2008 there were outstanding commitments to lend to borrowers with loans on which the accrual of interest has been discontinued in the amount of $25,039. At June 30, 2007 there were no outstanding commitments to lend to borrowers with loans on which the accrual of interest has been discontinued.

PSB Holdings, Inc.

4.  Premises and Equipment

Premises and equipment at June 30, are summarized as follows:

	2008	2007
	(in thousands)
Land	$301	$301
Buildings	4,455	4,486
Equipment	3,157	2,885
Construction in progress	-	100
	7,913	7,772
Accumulated depreciation	(4,059)	(3,554)

Premises and equipment, net	$3,854	$4,218

Depreciation expense amounted to $532,495 and $571,601, for the years ended June 30, 2008 and 2007, respectively.

The Company leases space for its Gales Ferry, Griswold, and Putnam Price Chopper branch offices. The leases for the branch offices expire March 2009, October 2009, and August 2011, respectively. All leases contain renewal options at the Company’s discretion. The Company also has miscellaneous equipment leases with various terms. Rental expense totaled $169,236 and $166,556 for the years ended June 30, 2008 and 2007, respectively.

The Company leases part of its Pomfret location to a tenant under a long term lease with an expiration date of April 2009. Rental income was $16,350 and $26,925, for the years ended June 30, 2008 and 2007, respectively.

The following is a schedule of future annual minimum rental income and payments required under leases as of June 30:

	Rental	Rental
	Expense	Income
	(in thousands)
2009	$162	$14
2010	87	-
2011	55	-
2012	12	-
2013	1
Thereafter	-	-
Total	$317	$14

Notes to Consolidated Financial Statements

5.  Intangible Assets

Intangible assets consist of goodwill and core deposit intangible which resulted from the Bank’s purchase of three branches from another financial institution in October 2005.  Goodwill is evaluated for impairment on an annual basis. For the year ended June 30, 2008 and 2007 no impairment was found.  The core deposit intangible is being amortized on an accelerated basis over a ten year period.

	June 30,
	2008	2007
	(in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	857	1,091
Total intangible assets	$7,769	$8,003

The amortization expense was $234,054 and $262,282 for the years ended June 30, 2008 and 2007, respectively. Expected future amortization expense is as follows:

For the years
ended
June 30,
(in thousands)
2009	$206
2010	178
2011	149
2012	121
2013	93
Thereafter	110
Total	$857

PSB Holdings, Inc.

6.  Deposits

The balances and the rates at which the Company paid interest on deposit accounts at June 30, were as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Demand deposits	$37,195	-%	$43,493	-%
NOW accounts	36,253	2.37	27,468	1.83
Regular savings	46,630	0.60	50,225	0.74
Money market accounts	13,426	1.70	18,250	1.84
Clubs	319	4.17	318	4.17
	133,823	1.02	139,754	0.88

Certificate accounts maturing in:
Less than one year	87,584	3.70	107,891	4.59
One year to two years	35,739	3.70	22,808	4.79
Two years to three years	6,990	4.15	7,070	4.60
Three years to five years	19,588	4.84	15,950	4.99
	149,901	3.87	153,719	4.66

Total deposits	$283,724	2.53%	$293,473	2.86%

The aggregate amount of individual time deposits of $100,000 or more at June 30, 2008 and 2007, was $54.6 million and $49.3 million, respectively.  At June 30, 2008, there were no brokered deposits. At June 30, 2007, certificates maturing in less than one year included $11.4 million of brokered deposits. Non IRA deposit accounts are insured by the FDIC up to $100,000 each per insured depositor. IRA deposit accounts are insured by the FDIC up to $250,000 each per insured depositor.

Notes to Consolidated Financial Statements

7.  Borrowed Funds

At June 30, borrowed funds consisted of the following:

	2008		2007
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(dollars in thousands)
Short-term borrowing
FHLB advances	$13,000	2.39%	$41,000	5.35%
Repurchase agreements	6,406	2.17	3,974	3.97
Total short-term borrowings	19,406	2.32	44,974	5.23

Long-term FHLB advances
Year of maturity:
2008	-	-	28,668	5.40
2009	31,704	3.96	18,204	5.00
2010	24,011	4.78	10,011	4.94
2011	27,500	3.51	2,000	4.22
2012	31,000	4.70	28,000	4.72
2013	5,000	3.24	-	-
2017	10,000	4.16	10,000	4.15
2018	8,000	3.92	-	-
Total long-term borrowings	137,215	4.17	96,883	4.93

Total borrowed funds	$156,621	3.94%	$141,857	5.02%

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

PSB Holdings, Inc.

8.  Income Taxes

The components of the income tax expense for the years ended June 30, were as follows:

	2008	2007
	(in thousands)
Current:
Federal	$693	$390
State	1	11
Total current	694	401
Deferred:
Federal	406	(228)
State	5	181
Total deferred	411	(47)

Income tax expense	$1,105	$354

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The Bank established Putnam Bank Mortgage Servicing Company during the year ended June 30, 2007.  The subsidiary qualifies and operates as a Connecticut passive investment company pursuant to legislation.  Because the subsidiary earns sufficient income from passive investments and its dividends to the parent are exempt from Connecticut Corporation Business Tax, the subsidiary Bank no longer expects to incur Connecticut income tax expense or to recognize its Connecticut deferred tax asset.  The Parent company is still subject to the Connecticut Corporation Business Tax.

The principal reasons for the income tax expense differing from the amount of such tax computed by applying the federal statutory tax rate of 34% to reported income before income tax expense were as follows:

	2008	2007
	(in thousands)
Tax on income at statutory rates	$1,419	$775

Increase (decrease) resulting from:
State taxes net of federal benefit	4	123
Qualifying option expense	70	-
Dividends received deduction	(193)	(356)
Bank owned life insurance	(88)	(59)
Tax-exempt municipal income	(112)	(135)
Other items, net	5	6
Income tax expense	$1,105	$354

Effective rate of income tax expense	26.5%	15.5%

Notes to Consolidated Financial Statements

The components of deferred taxes included in the balance sheet at June 30, were as follows:

	2008	2007
	(in thousands)

Current tax (payable) receivable	$(13)	$295

Deferred tax receivable:
Available-for-sale securities	$1,968	$882
Allowance for loan losses	598	605
Unrealized trading loss carryover	-	79
Contribution carryforward	120	239
Deferred compensation	203	193
Stock based compensation	313	243
Capital loss carryforward	-	27
Loans held for sale	2	-
Interest receivable on nonaccrual loans	65	31
	3,269	2,299
Deferred tax payable:
Depreciation and amortization	(294)	(3)
Deferred loan fees	(108)	(88)
	(402)	(91)

Net deferred taxes receivable, before valuation allowance	2,867	2,208
Valuation allowance	(12)	(28)

Net deferred tax receivable	$2,855	$2,180

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

Retained earnings at June 30, 2008 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions.  It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of $777,000 has not be recognized as of June 30, 2008.

PSB Holdings, Inc.

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

The Office of Thrift Supervision (OTS) regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2008, the Bank was required to maintain a minimum ratio of tangible equity capital to tangible assets of 1.50%; a minimum ratio of Tier 1 capital to total adjusted assets of 4.00%; a minimum ratio of Tier I capital to risk-weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. As of June 30, 2008 the Bank meets all capital requirements to which it is subject.

At June 30, 2008 the Bank was considered “well capitalized” for regulatory purposes. To be categorized as well capitalized, the Bank must maintain a minimum ratio of tangible equity capital to tangible assets of 2.00%; a minimum ratio of Tier 1 capital to total adjusted assets of 5.00%; a minimum ratio of Tier I capital to risk-weighted assets of 6.00% and a minimum ratio of total capital to risk-weighted assets of 10.00%. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The following is a summary of the Bank’s actual capital as computed under the standards established by the OTS at June 30:

	2008		2007
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tangible Equity Capital (to Tangible Assets)	$40,932	8.34%	$39,678	8.22%
Tier I Capital (to Adjusted Total Assets)	40,932	8.34%	39,678	8.22%
Tier I Capital (to Risk-Weighted Assets)	40,932	15.58%	39,678	15.89%
Total Capital (to Risk-Weighted Assets)	42,680	16.24%	41,445	16.60%

Notes to Consolidated Financial Statements

The Bank’s capital under generally accepted accounting principles is reconciled as follows:

Putnam Bank	June 30,
	2008	2007
	(in thousands)
Capital under generally accepted accounting principles	$44,903	$46,349
Intangible assets	(7,769)	(8,003)
Unrealized losses on available-for-sale securities	3,798	1,332
Tier I capital	40,932	39,678
Allowance for loan losses	1,748	1,767
Total Risk-Based capital	$42,680	$41,445

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OTS rules and regulations.

10.  Benefit Plans

Defined Contribution Plan
The Bank has a defined contribution plan that covers substantially all of the Bank’s employees.  Contributions to the plan are discretionary and are voted on annually by the Board of Directors of the Bank.   The Bank recognized expense of $224,990 and $217,637 for the years ended June 30, 2008 and 2007, respectively.

401(k) Plan
The Bank has a 401(k) plan covering each eligible employee.  Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Bank to be eligible to participate. Employees may defer gross compensation up to certain limits defined in the Internal Revenue Code.  The Bank’s matching contribution is discretionary. For the years ended June 30, 2008 and 2007 the Bank chose to contribute 25% of an employee’s deferral on a maximum of 4% of the employee’s salary. The Bank contributed $30,762 and $31,505, to the plan during the years ended June 30, 2008 and 2007, respectively.

Employee Stock Ownership Plan

The Bank established the ESOP on October 4, 2004 in connection with its common stock offering. The ESOP purchased 257,062 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2.6 million from the Company. The borrowing is at an initial interest rate of 4.75% and is to be repaid on a pro-rata basis in 20 substantially equal annual installments. The collateral for the loan is the common stock of the Company purchased by the ESOP.

PSB Holdings, Inc.

10.  Benefit Plans – (Continued)

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earning-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated statements of financial condition. ESOP expense for the years ended June 30, 2008 and 2007 was $122,196 and $135,908, respectively. At June 30, 2008 and 2007 there were 47,248 and 34,009 allocated and 209,814 and 223,053 unreleased ESOP shares. The unreleased shares had an aggregate fair value of $1.9 million.

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

Notes to Consolidated Financial Statements

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

	November 7, 2005 Grant	June 7, 2006 Grant	May 25, 2007 Grant
Dividend yield	1.89%	2.23%	2.24%
Expected volatility	12.65%	12.17%	11.04%
Risk-free rate	4.56%	4.95%	4.86%
Expected life in years	6.5	6.5	6.5
Fair value	$2.00	$1.97	$1.84

Information pertaining to stock options outstanding at or for the year ended June 30, is as follows:

	2008		2007
	Number of Shares	Weighted Average Excise Price	Number of Shares	Weighted Average Excise Price
Outstanding at beginning of year	299,562	$10.62	276,562	$10.61
Granted	-	-	29,000	10.70
Exercised	-	-	-	-
Forfeited	(29,815)	10.62	(6,000)	10.78
Outstanding at end of year	269,747	$10.62	299,562	$10.62

Options exercisable at end of year	131,394	$10.62	70,768	$10.61

At June 30, 2008, there was $684,210 of total unrecognized compensation costs related to nonvested share based compensation. That cost is expected to be recognized over a weighted average period of 2.5 years. The Company recorded share-based compensation expense of $412,869 and $393,635 for the years ended June 30, 2008 and 2007, respectively in connection with the stock option and restricted stock awards.

PSB Holdings, Inc.

11.  Other Comprehensive Income

The Company’s source of other comprehensive income includes the unrealized gains and losses on investment securities.

The components and the related tax effects allocated to other comprehensive income for the years ended June 30, were as follows:

	2008	2007
	(in thousands)
Net income	$3,068	$1,924

Other comprehensive income (loss):
Unrealized holding (loss) gain on securities available-for-sale	(3,303)	1,685
Reclassification adjustment for (gain) loss recognized in net income	(217)	67

Other comprehensive income (loss) before tax expense	(3,520)	1,752
Income tax expense (benefit) related to items of other
comprehensive income (loss)	(1,086)	682

Other comprehensive income (loss) net of tax	(2,434)	1,070

Total comprehensive income	$634	$2,994

12.  Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit.  These commitments involve, to varying degrees, elements of credit and interest risk in excess of the amount recognized in the balance sheet.

The contract or notional amounts of outstanding commitments at June 30, were as follows:

	2008	2007
	(in thousands)
Commitments to extend credit:
Loan commitments	$9,732	$6,345
Unadvanced construction loans	6,522	8,264
Unadvanced lines of credit	18,522	15,133
Standby letters of credit	2,050	3,209

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Notes to Consolidated Financial Statements

The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held is primarily real property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in a loan commitment.

Management does not anticipate any material losses as a result of these commitments.

The estimated fair values of the Company's financial instruments at June 30, were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$8,146	$8,146	$13,198	$13,198
Investment securities	220,026	220,026	222,502	222,502
Loans receivable	242,728	243,284	230,902	226,321
Loans held-for-sale	675	675	1,478	1,478

Financial liabilities
Deposits	283,724	284,995	293,473	293,380
Borrowed funds	156,621	159,492	141,857	141,197
Mortgagors' escrow accounts	1,423	1,423	1,280	1,280

Commitments to extend credit and standby letters of credit have short maturities and have no significant fair values.

13.  Subsequent Events

On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks.  As of June 30, 2008, Putnam Bank had preferred equity investments in Freddie Mac totaling $4,000,000.  The Bank may record an other-than-temporary impairment loss during the quarter ending September 30, 2008 on its Freddie Mac preferred equity investments, but cannot estimate the amount of the impairment loss at this time.  However, even if the Bank’s Freddie Mac preferred equity investments are ultimately deemed to have no value and no offsetting tax benefit is available, the Bank would continue to substantially exceed the capital ratios that must be maintained to be considered “well capitalized” under the capital guidelines administered by the federal banking agencies.

PSB Holdings, Inc.

14.  Parent Company Only Financial Statements

The following financial statements are for the Company (PSB Holdings, Inc.) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	June 30,
	2008	2007
	(in thousands)
ASSETS
Cash and due from depository institutions	$585	$539
Investment securities	1,798	2,138
Loan to ESOP	2,311	2,379
Investment in Putnam Bank	44,902	46,349
Other assets	448	446

Total assets	$50,044	$51,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Other liabilities	607	600
Total liabilities	607	600

Stockholders' Equity	49,437	51,251

Total liabilities and stockholders' equity	$50,044	$51,851

Notes to Consolidated Financial Statements

Statements of Operations

	For the years ended June 30,
	2008	2007
	(in thousands)
Dividend and interest income
Dividends from subsidiary	$2,000	$-
Interest on loan	185	187
Interest and dividends on investments	96	188
Total interest income	2,281	375

Interest expense on borrowed funds	22	41

Net investment security losses	-	(69)

Noninterest expense
Compensation and benefits	53	50
Professional fees	64	65
Investor relations	27	46
Dues	32	25
Other noninterest expense	5	6
Total noninterest expense	181	192

Income before income tax expense and
equity in undistributed net income of subsidiary	2,078	73

Income tax expense	30	28

Income before equity in undistributed net
income of subsidiary	2,048	45

Equity in undistributed net income of subsidiary	1,020	1,879

Net income	$3,068	$1,924

PSB Holdings, Inc.

14.  Parent Company Only Financial Statements – (Continued)

Statements of Cash flows

	For the years ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$3,068	$1,924
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization on available-for-sale securities	2	17
Net realized security losses	-	69
Equity in undistributed net income of subsidiary	(1,020)	(1,879)
Deferred income tax provision	131	45
ESOP shares released	122	136
Net change in:
Other assets	(153)	(27)
Payable to Putnam Bank	191	-
Other liabilities	413	378
Net cash provided by operating activities	2,754	663

Cash flows from investing activities
Proceeds from sales of
available-for-sale securities	-	3,927
Proceeds from maturities of
available-for-sale securities	391	1,745
Principal payments received on loan to ESOP	68	64
Investment in subsidiary	-	(4,000)
Net cash used by investing activities	459	1,736

Cash flows from financing activities
Net change in short term borrowings	-	(1,717)
Acquisition of treasury stock	(2,417)	(408)
Dividends paid/declared	(750)	(707)
Net cash provided by financing activities	(3,167)	(2,832)
Increase (decrease) in cash and cash equivalents	46	(433)
Cash and cash equivalents at beginning of year	539	972
Cash and cash equivalents at end of year	$585	$539

Supplemental disclosures
Cash paid during the year for:
Income taxes	$103	$90
Noncash activities
Declared dividends	$279	$182

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Not applicable.

ITEM 8A(T).	Controls and Procedures

    (a)  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)  Management’s annual report on internal control over financial reporting.

 Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of June 30, 2008, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange

PSB Holdings, Inc. has adopted a Code of Ethics that applies to PSB Holdings, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics can be accessed on PSB Holdings, Inc.’s website at www.putnambank.com. The Code of Ethics is also filed as Exhibit 14 to this Form 10-KSB.

Information concerning directors and executive officers of PSB Holdings is incorporated herein by reference from our definitive Proxy Statement dated October 2, 2008 related to the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence

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

(C) Consolidated Statements of Financial Condition

(D) Consolidated Statements of Operations

(E) Consolidated Statements of Changes In Stockholders’ Equity

(F) Consolidated Statements of Cash Flows

(G) Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

(c) Exhibits.

3.1	Charter of PSB Holdings, Inc.*

3.2	Bylaws of PSB Holdings, Inc.*

4.	Form of Common Stock Certificate of PSB Holdings, Inc.*

10.1	Employee Stock Ownership Plan*

10.2	Deferred Compensation Plan*

10.3	Purchase and assumption agreement concerning the Griswold, Ledyard, and Plainfield branches between People’s Savings Bank and Putnam Bank dated June 13, 2005**

10.4	PSB Holdings, Inc. 2005 Stock-Based Incentive Plan***

14.	Code of Ethics

21.	Subsidiaries of Registrant*

23.	Consent of independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the Registration Statement on Form SB-2 of PSB Holdings, Inc. (file no. 333-116364), originally filed with the Securities and Exchange Commission on June 10, 2004, as amended.

**	Incorporated by reference to Exhibit 10.1 of the current report on form 8-K of PSB Holdings, Inc. originally filed with the Securities and Exchange Commission on June 16, 2005.
***	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated September 20, 2005 as filed with the Securities and Exchange Commission on September 19, 2005.
****	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10KSB for year ended June 30, 2007, filed with the Securities and Exchange Commission on September 21, 2007.

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2-Ratification of Appointment of Independent Registered Public Accounting Firm.”

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.

Date: September 19, 2008	By:	/s/ THOMAS A. BORNER
Thomas A. Borner
Chief Executive Officer and Director (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS A. BORNER	Chief Executive Officer and Chairman of the Board	September 19, 2008
Thomas A. Borner	(Principal Executive Officer)

/s/ ROBERT J. HALLORAN, JR.	President and Treasurer (Principal Financial and	September 19, 2008
Robert J. Halloran, Jr.	Accounting Officer)

/s/ CHARLES W. BENTLEY, JR.	Director	September 19, 2008
Charles W. Bentley, Jr.

/s/ JITENDRA K. SINHA	Director	September 19, 2008
Jitendra K. Sinha

/s/ PAUL M. KELLY	Director	September 19, 2008
Paul M. Kelly

/s/ RICHARD A. LOOMIS	Director	September 19, 2008
Richard A. Loomis

/s/ JOHN P. MILLER	Director	September 19, 2008
John P. Miller

/s/ MARY E. PATENAUDE	Director	September 19, 2008
Mary E. Patenaude

/s/ CHARLES H. PUFFER	Director	September 19, 2008
Charles H. Puffer