Form 10-Q
period 2008-09-30
PSB Holdings, Inc.
filed 2008-11-14
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Zip Code)

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

☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO

          As of September 30, 2008, there were 6,530,509 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)
	September 30, 2008	June 30, 2008
	(in thousands, except share data)
ASSETS
Cash and due from depository institutions	$4,323	$7,026
Federal funds sold	1,170	1,120
Investment securities available-for-sale, at fair value and FHLB Stock	202,488	220,026
Loans receivable, net of allowance for loan losses of $1,996 as of September 30, 2008 and $1,758 as of June 30, 2008	248,311	242,728
Loans held-for-sale	491	675
Premises and equipment, net	3,747	3,854
Intangible assets	7,717	7,769
Other assets	14,472	11,301
TOTAL ASSETS	$482,719	$494,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$281,956	$283,724
Borrowed funds	156,708	156,621
Mortgagors’ escrow accounts	742	1,423
Other liabilities	2,805	3,294
Total Liabilities	442,211	445,062

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, ($.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,530,509 shares outstanding at September 30, 2008 and at June 30, 2008)	694	694
Additional paid-in capital	30,750	30,795
Unearned ESOP shares	(2,089)	(2,089)
Unearned stock awards	(605)	(605)
Retained earnings	24,389	28,663
Treasury stock, at cost (412,616 shares at September 30, 2008 and at June 30, 2008)	(4,205)	(4,205)
Accumulated other comprehensive loss	(8,426)	(3,816)
Total stockholders’ equity	40,508	49,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$482,719	$494,499

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.
Condensed Consolidated Statements of (Loss) Income
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
	(in thousands, except share data)
Interest and dividend income:
Interest on loans	$3,683	$3,838
Interest and dividends on investments	2,803	2,917
Total interest and dividend income	6,486	6,755
Interest expense:
Deposits and escrow	1,763	2,145
Borrowed funds	1,571	1,860
Total interest expense	3,334	4,005
Net interest and dividend income	3,152	2,750

Provision for loan losses	274	12
Net interest and dividend income after provision for loan losses	2,878	2,738
Noninterest (charge) income:
Fees for services	660	613
Mortgage banking activities	28	19
Net commissions from brokerage service	46	26
Loss on writedowns of securities	(5,480)	—
Other income	107	101
Total noninterest (charge) income	(4,639)	759

Noninterest expense:
Compensation and benefits	1,465	1,504
Occupancy and equipment	294	324
Data processing	196	231
Advertising and marketing	105	108
Other noninterest expense	504	619
Total noninterest expense	2,564	2,786
(Loss) income before income tax (benefit) expense	(4,325)	711

Income tax (benefit) expense	(315)	172
NET (LOSS) INCOME	$(4,010)	$539
(Loss) earnings per common share
Basic	$(0.64)	$0.08
Diluted	$(0.64)	$0.08

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended September 30, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Unallocated Common Shares held by ESOP	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)

Balances at June 30, 2007	$694	$30,465	$(2,222)	$(978)	$(1,767)	$26,441	$(1,382)	$51,251

Dividends declared	—	—	—	—	—	(193)	—	(193)
Treasury stock acquired	—	—	—	—	(1,121)	—	—	(1,121)

Comprehensive income:
Net income	—	—	—	—	—	539	—
Net change in unrealized holding losses on available-for-sale securities, net of tax effect							449
Comprehensive income								988

Balances at September 30, 2007	$694	$30,465	$(2,222)	$(978)	$(2,888)	$26,787	$(933)	$50,925

Balances at June 30, 2008	$694	$30,795	$(2,089)	$(605)	$(4,205)	$28,663	$(3,816)	$49,437

Dividends declared	—	—	—	—	—	(264)	—	(264)
Stock based compensation	—	(45)	—	—	—	—	—	(45)

Comprehensive loss:
Net loss						(4,010)

Net change in unrealized holding losses on available-for-sale securities, net of tax effect							(4,610)
Comprehensive loss								(8,620)

Balances at September 30, 2008	$694	$30,750	$(2,089)	$(605)	$(4,205)	$24,389	$(8,426)	$40,508

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net (Loss) income	$(4,010)	$539
Adjustments to reconcile net (loss)income to cash provided by operating activities:
Provision for loan losses	274	12
Stock-based compensation	4	137
Amortization of core deposit intangible	52	59
Depreciation	119	139
Net amortization of available-for-sale securities	56	(43)
Writedowns of securities	5,480	—
Amortization of premium on purchased loans	—	5
Originations of loans for resale	(2,058)	(2,379)
Proceeds from sale of loans	2,264	3,475
Gain on sale of loans	(22)	(19)
Increase in cash surrender value of Bank owned life insurance	(66)	(66)
Net change in:
Deferred loan costs	(28)	(58)
Other assets	(730)	75
Other liabilities	(541)	(277)
Net cash provided by operating activities	794	1,599
Cash flows from investing activities
Proceeds from maturities of available-for-sale securities	7,132	11,507
Purchase of available-for-sale securities and Federal Home Loan Bank stock	(2,115)	(10,646)
Loan originations net of principal payments	(5,829)	(5,172)
Purchase of premises and equipment	(12)	(68)
Net cash (used) by investing activities	(824)	(4,379)
Cash flows from financing activities
Net decrease in savings, demand deposits and NOW accounts	(3,038)	(8,919)
Net increase in time deposit accounts	1,270	620
Proceeds from long term borrowings	8,000	31,000
Repayments of long term borrowings	(5,031)	(13,074)
Net change in short term borrowings	(2,882)	(10,080)
Net decrease in mortgagors’ escrow account	(681)	(592)
Acquisition of treasury shares	—	(1,121)
Dividends paid	(261)	(170)
Net cash (used) by financing activities	(2,623)	(2,336)
(Decrease) in cash and cash equivalents	(2,653)	(5,116)
Cash and cash equivalents at beginning of year	8,146	13,198
Cash and cash equivalents at end of period	$5,493	$8,082
Supplemental disclosures
Cash paid during the period for:
Interest	$3,337	$4,017
Income taxes	$1	$160

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
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

NOTE 2 – Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2009. These financial statements should be read in conjunction with the 2008 consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (SEC) on September 23, 2008.

NOTE 3 – Recent Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS No. 157), “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have a material impact on the Company’s financial position or results of operations. See Note 11 for further information.

In September 2006, the Emerging Issues Task Force issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or APB No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 or APB No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company’s adoption of EITF Issue 06-4 did not have a material impact on the Company’s financial position or results of operations.

During the first quarter of 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose and measure many financial instruments and certain other items at fair value. The Company will be required to adopt SFAS No. 159 as of July 1, 2008, and is currently evaluating the impact of the adoption on its financial position and results of operation. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised 2008), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the quarters ended September 30, 2008 and September 30, 2007:

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
Basic EPS computation:
Net (loss)income	$(4,010,000)	$539,000

Weighted average shares outstanding	6,263,728	6,615,070

Basic EPS	$(0.64)	$0.08

Diluted EPS computation:
Net (loss)income	$(4,010,000)	$539,000

Weighted average shares outstanding	6,263,728	6,615,070
Dilutive potential shares	—	92,168
	6,263,728	6,707,238

Diluted EPS	$(0.64)	$0.08

NOTE 5 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	September 30, 2008
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
Debt securities:
U.S. government and agency obligations:
From one through five years	$2,970	$39	$—	$3,009
From five through ten years	3,245	12	(34)	3,223
After ten years	14,989	88	(40)	15,037
	21,204	139	(74)	21,269

State agency and municipal obligations:
After ten years	4,448	43	(13)	4,478
	4,448	43	(13)	4,478

Corporate bonds and other obligations:
Due within one year	1,001	—	—	1,001
From one through five years	7,161	—	(1,031)	6,130
After ten years	7,095	18	(1,369)	5,744
	15,257	18	(2,400)	12,875

Mortgage-backed securities	150,971	546	(11,028)	140,489

Total debt securities	191,880	746	(13,515)	179,111

Equity securities:
Preferred stock	15,320	—	—	15,320
FHLB restricted stock	8,057	—	—	8,057
Total equity securities	23,377	—	—	23,377

Total available-for-sale securities and FHLB Stock	$215,257	$746	$(13,515)	$202,488

NOTE 5 – Investment Securities – (Continued)

	June 30, 2008
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
Debt securities:
U.S. government and agency obligations:
From one through five years	$3,079	$16	$—	$3,095
From five through ten years	2,232	17	(21)	2,228
After ten years	13,987	174	(12)	14,149
	19,298	207	(33)	19,472

State agency and municipal obligations:
After ten years	4,448	99	—	4,547
	4,448	99	—	4,547

Corporate bonds and other obligations:
Due within one year	2,971	7	(1)	2,977
From one through five years	8,045	10	(476)	7,579
After ten years	8,042	47	(1,431)	6,658
	19,058	64	(1,908)	17,214

Mortgage-backed securities	156,063	556	(4,769)	151,850

Total debt securities	198,867	926	(6,710)	193,083

Equity securities:
Preferred stock	19,000	—	—	19,000
FHLB restricted stock	7,943	—	—	7,943
Total equity securities	26,943	—	—	26,943

Total available-for-sale securities and FHLB Stock	$225,810	$926	$(6,710)	$220,026

There were no gross gains or losses realized on sales of available-for-sale securities for the quarters ended September 30, 2008 and September 30, 2007, respectively. There was an other-than-temporary impairment charge on available-for-sale securities of $5.5 million in the current quarter. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2008 and June 30, 2008:

	September 30, 2008		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
Residential (1)	$188,198	73.39%	$181,978	72.59%
Commercial real estate	57,018	22.24	55,406	22.10
Residential construction	1,877	0.73	3,223	1.29
Commercial	8,049	3.14	8,687	3.46
Consumer and other	1,289	0.50	1,394	0.56

Total loans	256,431	100.00%	250,688	100.00%

Unadvanced construction loans	(6,472)		(6,522)
	249,959		244,166
Net deferred loan costs	348		320
Allowance for loan losses	(1,996)		(1,758)

Loans, net	$248,311		$242,728

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At September 30, 2008	At June 30, 2008
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans (1)	$—	$—
Commercial real estate	3,649	982
Residential construction	—	—
Commercial	48	—
Consumer and other	—	—
Total non-accrual loans	3,697	982

Accruing loans past due 90 days or more:
Residential mortgage loans (1)	—	—
Commercial real estate	2,823	2,859
Residential construction	—	—
Commercial	195	195
Consumer and other	—	—
Total	3,018	3,054
Total non-performing loans	6,715	4,036

Real estate owned	—	—
Other non-performing assets	520	—
Total non-performing assets	$7,235	$4,036

Total non-performing loans to total loans	2.69%	1.65%
Total non-performing assets to total assets	1.50	0.82

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

(2)	Loans past-due 90 days or more and accruing consist of matured loans pending renewal with current interest payments.

NOTE 8 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the quarter ended September 30, 2008, as compared to the year-ago period:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Balance, beginning of period	$1,758	$1,780
Provision for loan losses	274	12
Charge offs	(50)	(15)
Recoveries	14	3
Balance, end of period	$1,996	$1,780

At September 30, 2008, the Company had loans with balances of $3.7 million (representing 16 loans) on nonaccrual status. At September 30, 2007, the Company had loans with balances of $982,000 (representing 8 loans) on nonaccrual status and $470,000 (representing 2 loans) past due over 90 days and still accruing. The Company had two impaired loan relationships with a balance of $2.4 million as of September 30, 2008 and there were no impaired loans as of September 30, 2007.

NOTE 9 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005. The goodwill and core deposit intangible are evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period. The carrying amount of goodwill and core deposit intangible as of September 30, 2008 was $6.9 million and $805,000, respectively. The amortization expense related to the core deposit intangible for the quarters ended September 30, 2008 and 2007 was $52,000 and $59,000, respectively.

	September 30, 2008	June 30, 2008
	(in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	$805	$857
Total intangible assets	$7,717	$7,769

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

(in thousands)
For the nine months ended June 30, 2009	$154
For the twelve months ended June 30, 2010	178
For the twelve months ended June 30, 2011	149
For the twelve months ended June 30, 2012	121
Thereafter	203
Total	$805

NOTE 10 – Comprehensive (Loss) Income

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

	Three Months Ended September 30,
	2008	2007
	(in thousands)

Net (Loss) Income	$(4,010)	$539

Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale securities	(12,465)	845
Reclassification adjustment for loss recognized in net loss	5,480	—
Other comprehensive (loss) gains before tax (benefit) expense	(6,985)	845
Income tax (benefit) expense related to items of other comprehensive (loss) income	2,375	(396)
Other comprehensive (loss) income net of tax	(4,610)	449

Total comprehensive (loss) income	$(8,620)	$988

NOTE 11 – FAIR VALUES OF ASSETS AND LIABILITIES

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2008.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment and mortgage-backed securities available for sale are generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.

The following summarizes assets measured at fair value for the period ending September 30, 2008 (in thousands):

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Securities available for sale	$194,431	$520	$178,911	$15,000
Impaired Loans	2,426	—	2,426	0
Total	$196,857	$520	$181,337	$15,000

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities	Total
Beginning balance, July 1, 2008	$19,000	$19,000
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(3,680)	(3,680)
Included in other comprehensive income
Amortization of securities, net
Transfers in and/or out of Level 3	(320)	(320)
Ending balance, September 30, 2008	$15,000	$15,000

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the
reporting date	$—	$—

NOTE 12 – Stock-Based Incentive Plan

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

In accordance with SFAS No.123 (R) “Accounting for Stock Options and Other Stock Based Compensation”, the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended September 30, 2008 and September 30, 2007 of $49,000 and $137,000, respectively. During the current quarter, a reduction of $45,000 was recorded in stock award expense due to forfeitures.

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

NOTE 13 – Dividends

On September 3, 2008, the Board of Directors of the Company declared a cash dividend of $0.10 a share for stockholders of record as of October 3, 2008 and payable on October 17, 2008. Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

NOTE 14 – Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Statement of Financial Condition.

The contractual amounts of outstanding commitments were as follows:

	September 30, 2008	June 30, 2008
	(in thousands)
Commitments to extend credit:
Loan commitments	$9,495	$9,732
Unadvanced construction loans	6,472	6,522
Unadvanced lines of credit	18,964	18,522
Standby letters of credit	2,056	2,050

Outstanding commitments	$36,987	$36,826

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the quarters ended September 30, 2008 and 2007, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2008 Consolidated Financial Statements and notes thereto included in the Company’s Form 10-KSB filed with the SEC on September 23, 2008.

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

During the quarter ended September 30, 2008, the U.S. Treasury announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) under conservatorship under the authority of the Federal Housing Finance Agency. The actions of the U.S. Government adversely impacted the value of the preferred stock of Fannie Mae and Freddie Mac. The Bank owns $4.0 million of Freddie Mac auction pass-through certificates (APT) issued by trusts sponsored by Merrill Lynch. The results of this action, along with general concern in the market about the future value of Freddie Mac preferred stock, have caused the values for the APT certificates to decrease materially. The Company has recorded a non-cash other-than-temporary impairment (“OTTI”) charge of $3.7 million in the current quarter. On October 29, 2008, the U.S. Treasury clarified that ordinary loss treatment applies to these Freddie Mac APT certificates. As an ordinary loss, the Company will be able to record a tax benefit related to this impairment charge for book purposes but under generally accepted accounting principles banks may not record the effect of this tax change in their balance sheets and income statements for financial and regulatory purposes until the period in which the law was enacted, i.e., the fourth quarter of 2008. On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. This action has adversely impacted the value of Lehman Brothers corporate debt. The Bank owns $2.0 million of this corporate debt. The Company has recorded an OTTI charge of $1.8 million in the current quarter. At this time it is unclear when and if the values of both these investments will recover in the future. Both of these investments were rated investment grade by Moody’s and Standard & Poor’s at the time of purchase.

The net interest margin increased from 2.38% for the quarter ended September 30, 2007 to 2.69% for the quarter ended September 30, 2008. This resulted in a $400,000 increase over the periods. In addition, noninterest expense decreased $222,000 or 8.0% during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. The provision for loan losses increased $262,000 during the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, goodwill and the impairment of securities.

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In November 2006, the Financial Accounting Standards Board issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amended SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities, No. 124”, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”. Management evaluates the Company’s investment portfolio on an ongoing basis and determined that $6 million of investments were other-than-temporarily impaired as of September 30, 2008 and was written-down by $5.5 million as of September 30, 2008, resulting in a charge to income of the same amount. There were no other-than-temporarily impaired investments as of September 30, 2007.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

Assets

Total assets decreased to $482.7 million at September 30, 2008 from $494.5 million Investments in securities decreased $17.5 million during the quarter ended September 30, 2008, and represented $202.5 million or 42.0% of total assets at September 30, 2008. Net loans have continued to grow to $248.3 million at September 30, 2008 from $242.7 million at June 30, 2008 and now represent 51.4% of total assets. Cash flows from the investment portfolio have been used to fund this loan growth.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at September 30, 2008 and June 30, 2008.

	September 30, 2008	June 30, 2008
	(Dollars in thousands)

Allowance for loan losses	$1,996	$1,758
Gross loans outstanding	249,959	244,166
Nonperforming loans	6,715	4,036

Allowance/gross loans outstanding	0.80%	0.72%
Allowance/nonperforming loans	29.7%	43.6%

Past Due and Nonperforming Loans

The following table sets forth information regarding past due and non-performing loans:

	September 30, 2008	June 30, 2008
	(in thousands)

Past due 30 days through 89 days and accruing	$3,150	$4,230

Past due 90 days or more and accruing (1)	$3,018	$3,054

Past due 90 days or more and nonaccruing	$3,697	$982

(1)	Loans past-due 90 days or more and accruing consist of matured loans pending renewal with current interest payments.

Liabilities

Total liabilities decreased to $442.2 million at September 30, 2008 from $445.1 million at June 30, 2008. Total deposits decreased to $282.0 million at September 30, 2008 from $283.7 million at June 30, 2008, a decrease of $1.7 million or 0.6%. Total borrowing funds remained relatively unchanged from $156.6 million at June 30, 2008 to $156.7 million at September 30, 2008.

Stockholders’ Equity

Total stockholders’ equity decreased to $40.5 million at September 30, 2008 from $49.4 million at June 30, 2008. This was primarily due to a net loss of $4.0 million and other comprehensive loss of $4.6 million.

Comparison of Operating Results for the Quarters Ended September 30, 2008 and 2007

Net (Loss) Income

The net loss amounted to $4.0 million for the quarter ended September 30, 2008 compared to net income of $539,000 for the quarter ended September 30, 2007. The decrease in net income reflected an other-than-temporary impairment charge on investments of $5.5 million in the current quarter. This was partially offset by an increase in net interest income of $402,000 and a decrease in noninterest expense of $222,000. The provision for loan losses increased by $262,000.

Interest and Dividend Income

Interest and dividend income amounted to $6.5 million for the quarter ended September 30, 2008 as compared to $6.8 million for the quarter ended September 30, 2007, a decrease of $269,000 or 4.0%. The decrease in yield on loans had the greatest impact on interest income when comparing the quarters. The yield on loans decreased 50 basis points. This was partially offset by an increase in average loan balances of $9.7 million when comparing the quarters ended September 30, 2008 and 2007. Average investment securities decreased $4.8 million and the yield decreased nine basis points. Included in the decrease in investment security yields for the quarter ended September 30, 2008 was the accrued interest and dividend income reversed on the Freddie Mac Auction Rate Preferred and Lehman Brothers investments that were written down during the quarter. The yield on average other earning assets decreased by 282 basis points when comparing the quarters ended September 30, 2008 and 2007, resulting in a decrease in interest income, which was partially offset by an increase in average balances of other earning assets of $936,000. The decrease in yield is due to reductions in short-term rates implemented by the Federal Open Market Committee since September 30, 2007.

Interest Expense

Interest expense amounted to $3.3 million for the quarter ended September 30, 2008 as compared to $4.0 million for the quarter ended September 30, 2007, a decrease of $671,000 or 16.8%. The decrease in rates on interest-bearing liabilities had the greatest impact on interest expense. The average rates paid on interest-bearing liabilities decreased by 77 basis points during the same periods. The average balance of interest-bearing deposits grew by $995,000, and the average rate paid decreased by 63 basis points when comparing the quarters ended September 30, 2008 and 2007. The average balance of borrowed money increased by $9.9 million, and the average rate paid decreased by 103 basis points when comparing the quarters ended September 30, 2008 and 2007. Average brokered deposits decreased $7.9 million for the quarter ended September 30, 2008 as compared to the average quarter ended September 30, 2007. This decrease in average brokered deposits was funded with Federal Home Loan Bank of Boston (FHLBB) advances, which were significantly lower in cost than the brokered deposits.

Net Interest and Dividend Income

Net interest and dividend income amounted to $3.2 million for the quarter ended September 30, 2008 as compared to $2.8 for the quarter ended September 30, 2007, an increase of $402,000 or 14.6%. Net interest spread increased 46 basis points to 2.26% as compared to 1.80% when comparing the quarters ended September 30, 2008 and 2007. Net interest margin increased 31 basis points to 2.69% as compared to 2.38% when comparing the quarters ended September 30, 2008 and 2007.

Due to the large portion of fixed rate loans and securities in the Company’s asset portfolio, interest rate risk is a concern and the Company continues to monitor and adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of a rising rate environment. Management attempts to mitigate the interest rate risk through balance sheet composition. One strategy has been to extend out FHLBB advance maturities and take advantage of relatively low cost funding.

Provision for Loan Losses

The provision for loan losses amounted to $274,000 for the quarter ended September 30, 2008 and $12,000 for the quarter ended September 30, 2007. This increase is primarily due to an increase in non-performing loans. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management may consider are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of those conditions. The ratio of the allowance to gross loans outstanding was 0.80% as of September 30, 2008 compared to 0.72% as of June 30, 2008. Net charge-offs were $36,000 for the quarter ended September 30, 2008.

Noninterest (Charge) Income

Noninterest charge amounted to $4.6 million for the quarter ended September 30, 2008 as compared to noninterest income of $759,000 for the quarter ended September 30, 2007, a decrease of $5.4 million or 711.2%. This decrease was primarily due to other-than-temporarily impaired investment write-downs of $5.5 million during the current quarter. The write-downs included $3.7 million in Freddie Mac pass-through auction-rate securities issued by trusts consisting solely of Freddie Mac preferred stock and $1.8 million in Lehman Brothers corporate debt. Excluding these write-downs, noninterest income would have increased by $82,000 or 10.8%.

Noninterest Expense

Noninterest expense amounted to $2.6 million for the quarter ended September 30, 2008 as compared to $2.8 million for the quarter ended September 30, 2007, a decrease of $222,000 or 8.0%. Compensation and benefits expense decreased $39,000 or 2.6% when comparing quarters ended September 30, 2008 and 2007. This decrease was primarily due to a reduction in employee stock award expense due to forfeitures. This decrease was partially offset by an increase in salary expense. Occupancy expense decreased $30,000 or 9.3% when comparing the quarters ended September 30, 2008 and 2007 due primarily to lower depreciation expense. Other noninterest expense decreased $153,000 or 16.0% when comparing the quarters ended September 30, 2008 and 2007 primarily due to decreases in data processing, Director stock awards, postage expense and item processing expense. This was partially offset by increases in FDIC assessments and audit expenses.

Provision for Income Taxes

The income tax benefit amounted to $315,000 for the quarter ended September 30, 2008 as compared to $172,000 in income tax expense for the quarter ended September 30, 2007, a decrease of $487,000 or 283.1%. This increased benefit was due to the “other-than-temporary impairment” charge of $1.8 million against the Lehman Brothers securities owned by the Bank. The $3.7 million “other-than-temporary impairment” charge against the Freddie Mac pass-through auction rate securities is currently treated as a capital loss. Capital loss treatment would not result in a tax benefit for book purposes because the Company has no capital gains to offset the capital losses incurred. On October 29, 2008, the U.S. Treasury clarified that ordinary loss treatment applies to these Freddie Mac APT certificates. As an ordinary loss, the Company will be able to record a tax benefit related to this impairment charge for book purposes but under generally accepted accounting principles companies may not record the effect of this tax change in their balance sheets and income statements for financial and regulatory purposes until the period in which the law was enacted, i.e., the fourth quarter of 2008.

Average Balance Sheet

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Yields and costs for the quarters are annualized.

	For the three months ended September 30,
	2008			2007
	(Dollars in thousands)

Interest-earning assets:	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Investment securities	$215,247	$2,791	5.14%	$220,087	$2,899	5.23%
Loans	247,242	3,683	5.91%	237,549	3,838	6.41%
Other earning assets	2,429	12	1.96%	1,493	18	4.78%
Total interest-earnings assets	464,918	6,486	5.53%	459,129	6,755	5.84%
Non-interest-earning assets	27,818			30,027
Total assets	$492,736			$489,156

Interest-bearing liabilities:
NOW accounts	$37,448	225	2.38%	$26,709	169	2.51%
Savings accounts	45,306	68	0.60%	48,867	92	0.75%
Money market accounts	12,429	53	1.69%	17,133	85	1.97%
Time deposits	151,041	1,417	3.72%	152,520	1,800	4.68%
Borrowed money	158,371	1,571	3.94%	148,511	1,859	4.97%
Total interest-bearing liabilities	404,595	3,334	3.27%	393,740	4,005	4.04%
Non-interest-bearing demand deposits	36,157			40,350
Other non-interest-bearing liabilities	3,849			3,707
Capital accounts	48,135			51,359
Total liabilities and capital accounts	$492,736			$489,156

Net interest income		$3,152			$2,750
Interest rate spread			2.26%			1.80%
Net interest-earning assets	$60,323			$65,389
Net interest margin			2.69%			2.38%
Average earning assets to
average interest-bearing liabilities			114.91%			116.61%

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

	For the three months ended September 30, 2008
	compared to the three months ended September 30, 2007

	Increase(Decrease) Due to
	Rate	Volume	Net
INTEREST INCOME

Investment securities	$(45)	$(63)	$(108)
Loans	(918)	763	(155)
Other interest-earning assets	(46)	40	(6)
TOTAL INTEREST INCOME	(1,009)	740	(269)

INTEREST EXPENSE:

NOW accounts	(54)	110	56
Savings accounts	(18)	(6)	(24)
Money Market accounts	(11)	(21)	(32)
Time deposits	(366)	(17)	(383)
Other borrowed money	(960)	672	(288)
TOTAL INTEREST EXPENSE	(1,409)	738	(671)

CHANGE IN NET INTEREST INCOME	$400	$2	$402

Market Risk, Liquidity and Capital Resources

Market Risk

          The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and other borrowings. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and generally meets at least on a quarterly basis to review our asset/liability policies and IRR position.

          We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset/liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” certain investments and/or loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms; (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

          Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at March 31, 2008 and June 30, 2008.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	June 30, 2008	March 31, 2008

- 100	1.17%	1.95%
Stable
+ 200	-7.48%	-11.88%

          The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables. We do not believe that there has been a material change in our NII position between June 30, 2008 and September 30, 2008.

          Net Portfolio Value Simulation Analysis. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis point increments. However, given the current low level of market interest rates, we did not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent, an increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

          The tables below set forth, at June 30, 2008 indicated the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc. We do not believe that there has been a material change in our NPV position between June 30, 2008 and September 30, 2008.

				NPV as a Percentage of Present
				Value of Assets (3)
Change in		Estimated Increase (Decrease) in			Increase
Interest Rates	Estimated	NPV			(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
+300	$21,499	$(26,537)	-55%	4.63%	-496
+200	$31,495	$(16,541)	-34%	6.60%	-299
+100	$40,751	$(7,285)	-15%	8.32%	-127
0	$48,036	$—	0%	9.59%	0
-100	$52,443	$4,407	9%	10.28%	69

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of September 30, 2008 of $150.2 million with unused borrowing capacity of $41.6 million. The Bank had no brokered certificates of deposits as of September 30, 2008. The Bank has a limit of wholesale borrowings to total assets ratio of 40.0%. As of September 30, 2008, the ratio of wholesale borrowings to total assets was 31.2%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the quarters ended September 30, 2008 and 2007, the Bank originated loans for the portfolio net of principal payments of $5.8 million and $5.2 million, respectively. Purchases of securities totaled $2.1 million and $10.6 million, for the quarters ended September 30, 2008 and 2007, respectively.

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

Certificates of deposits totaled $151.2 million at September 30, 2008. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at September 30, 2008 and exceeded each of the applicable regulatory capital requirements at such date. For purposes of the regulatory capital calculations for the quarter ended September 30, 2008, but not for balance sheet and income statement purposes, banks may elect to adjust the tax effect of losses on Fannie Mae and Freddie Mac preferred stock as if the tax change was enacted in the third quarter of 2008. The table below presents the capital required and maintained at September 30, 2008 including the above-mentioned tax effect.

	Required	Actual
Ratio of Tier 1 Capital to total assets	4%	7.84%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	15.37%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	14.61%

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

For the quarter ended September 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies

Item 4. Controls and Procedures

Not applicable

Item 4T. Controls and Procedures

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

Part II. – OTHER INFORMATION

Item 1.	Legal Proceedings – Not applicable

Item 1A.	Risk Factors

The risks set forth below, in addition to the other risks described in this quarterly report, represent material changes from those risk factors previously disclosed the Company’s previous filings with the Securities and Exchange Commission, and may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from five to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company convened its 2008 Annual Meeting of Stockholders on November 7, 2008. At the meeting, the stockholders of the Company considered and voted on the following proposals:

Ballot No. 1. The election of Mary E. Patenaude, Robert J. Halloran, Jr., and Jitendra K. Sinha, each to serve as a director for a term of three years and until his or her successor has been elected and qualified.

	For	Withheld
Mary E. Patenaude	5,782,723	23,281
Robert J. Halloran, Jr.	5,722,090	83,914
Jitendra K. Sinha	5,782,723	23,281

The term in office of directors Thomas A. Borner, Richard A. Loomis, Paul M. Kelly, Charles H. Puffer, Charles W. Bentley, Jr. and John P. Miller continued after the 2008 Annual Meeting.

Ballot No. 2. The ratification of the appointment of Shatswell, MacLeod & Company, P.C. as the independent registered public accounting firm of the Company for the fiscal year ending June 30, 2009.

The results of Ballot No.2 were as follows:

	For	Against	Abstain
Number of votes	5,773,249	16,586	16,169
Percentage of shares voting in person or by proxy	99.7%	0.3%

Item 5.	Other Information

a.	Not applicable.
b.	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

Item 6.	Exhibits

Exhibits
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date	November 13, 2008	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date	November 13, 2008	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer