Form 10-Q
period 2008-12-31
PSB Holdings, Inc.
filed 2009-02-13
CIK 1293211

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
☐ YES ☒ NO

As of January 30, 2009, there were 6,530,509 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
	(in thousands, except share data)
ASSETS
Cash and due from depository institutions	$4,549	$7,026
Federal funds sold	5,600	1,120
Investment securities available-for-sale, at fair value and FHLB stock	190,119	220,026
Loans held-for-sale	171	675
Loans receivable, net of allowance for loan losses of $1,888 as of
December 31, 2008 and $1,758 as of June 30, 2008	248,206	242,728
Other real estate owned	1,211	-
Premises and equipment, net	3,565	3,706
Intangible assets	7,666	7,769
Other assets	18,612	11,449
TOTAL ASSETS	$479,699	$494,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$292,184	$283,724
Borrowed funds	146,818	156,621
Mortgagors' escrow accounts	1,360	1,423
Other liabilities	2,672	3,294
Total Liabilities	443,034	445,062

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.10 par value, 12,000,000 shares authorized,
6,943,125 shares issued, 6,530,509 shares outstanding at
December 31, 2008 and at June 30, 2008	694	694
Additional paid-in capital	30,747	30,795
Unearned ESOP shares	(2,089)	(2,089)
Unearned stock awards	(429)	(605)
Retained earnings	26,125	28,663
Treasury stock, at cost (412,616 shares at December 31, 2008
and at June 30, 2008)	(4,205)	(4,205)
Accumulated other comprehensive loss	(14,178)	(3,816)
Total stockholders' equity	36,665	49,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$479,699	$494,499

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands, except share data)
Interest and dividend income:
Interest on loans	$3,745	$3,852	$7,451	$7,717
Interest and dividends on investments	2,792	3,047	5,595	5,964
Total interest and dividend income	6,537	6,899	13,046	13,681

Interest expense:
Deposits and escrow	1,743	2,212	3,505	4,357
Borrowed funds	1,491	1,802	3,063	3,662
Total interest expense	3,234	4,014	6,568	8,019
Net interest and dividend income	3,303	2,885	6,478	5,662

Provision for loan losses	323	35	597	47
Net interest and dividend income after provision
for loan losses	2,980	2,850	5,881	5,615

Noninterest income (charge):
Fees for services	586	613	1,224	1,199
Mortgage banking activities	18	42	46	61
Net commissions from brokerage service	32	41	79	68
Loss on writedowns of securities	(304)	-	(5,784)	-
Loss on sale of securities	-	(20)	-	(20)
Other income	266	106	371	206
Total noninterest income (charge)	598	782	(4,064)	1,514

Noninterest expense:
Compensation and benefits	1,497	1,496	2,962	3,000
Occupancy and equipment	273	291	543	580
Data processing	164	234	360	464
Advertising and marketing	106	125	212	233
Other noninterest expense	578	601	1,106	1,256
Total noninterest expense	2,618	2,747	5,183	5,533
Income (loss) before income tax (benefit) expense	960	885	(3,366)	1,596

Income tax (benefit) expense	(1,009)	200	(1,324)	372
NET INCOME (LOSS)	$1,969	$685	$(2,042)	$1,224

Earnings (loss) per common share
Basic	$0.31	$0.10	$(0.33)	$0.19
Diluted	$0.31	$0.10	$(0.33)	$0.18

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Six Months Ended December 31, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Unearned ESOP	Unearned Stock Awards	Reatained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(in thousands)

Balances at June 30, 2007	$694	$30,465	$(2,222)	$(978)	$26,441	$(1,767)	$(1,382)	$51,251

Dividends declared	-	-	-	-	(375)	-	-	(375)
Treasury stock acquired	-	-	-	-	-	(2,113)	-	(2,113)
Stock based compensation	-	-	-	21	-	-	-	21
Incentive plan shares earned	-	-	-	271	-	-	-	271

Comprehensive income:
Net income	-	-	-	-	1,224	-	-	-
Net change in unrealized
holding losses on available-
for-sale securities,
net of tax effect	-	-	-	-	-	-	138
Comprehensive income								1,362

Balances at December 31, 2007	$694	$30,465	$(2,222)	$(686)	$27,290	$(3,880)	$(1,244)	$50,417

Balances at June 30, 2008	$694	$30,795	$(2,089)	$(605)	$28,663	$(4,205)	$(3,816)	$49,437

Dividends declared	-	-	-	-	(496)	-	-	(496)
Stock based compensation	-	(48)	-	176	-	-	-	128

Comprehensive loss:
Net loss	-	-	-	-	(2,042)	-	-	-
Net change in unrealized
holding losses on available-
for-sale securities,
net of tax effect	-	-	-	-	-	-	(10,362)
Comprehensive loss								(12,404)

Balances at December 31, 2008	$694	$30,747	$(2,089)	$(429)	$26,125	$(4,205)	$(14,178)	$36,665

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended December 31,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net (Loss) income	$(2,042)	$1,224
Adjustments to reconcile net (loss)income to cash
provided by operating activities:
Provision for loan losses	597	47
Stock-based compensation	50	217
Amortization of core deposit intangible	103	118
Depreciation	186	277
Net amortization (accretion) of available-for-sale securities	62	(59)
Net decrease in loans held for sale	504	663
Writedowns of securities	5,784	-
Net loss on sale of securities	-	20
Amortization of premium on purchased loans	-	11
Increase in cash surrender value of bank owned life insurance	(130)	(130)
Bank owned life insurance death benefit income	(162)	-
Net change in:
Deferred loan costs	(42)	(105)
Other assets	(1,883)	39
Other liabilities	(519)	(220)
Net cash provided by operating activities	2,508	2,102
Cash flows from investing activities
Proceeds from sales of
available-for-sale securities	-	24,626
Proceeds from maturities of
available-for-sale securities	13,454	25,985
Purchase of available-for-sale securities and Federal Home Loan Bank stock	(5,088)	(44,960)
Loan originations net of principal payments	(7,244)	(6,226)
Proceeds from the surrender of bank owned life insurance policy	345	-
Purchase of premises and equipment	(45)	(132)
Net cash provided (used) by investing activities	1,422	(707)
Cash flows from financing activities
Net increase (decrease) in savings, demand deposits and NOW accounts	734	(10,139)
Net increase in time deposit accounts	7,726	3,159
Proceeds from long term borrowings	20,000	46,000
Repayments of long term borrowings	(23,564)	(34,105)
Net change in short term borrowings	(6,239)	(8,764)
Net (decrease) increase in mortgagors' escrow account	(63)	12
Acquisition of treasury shares	-	(2,092)
Dividends paid	(521)	(359)
Net cash used by financing activities	(1,927)	(6,288)
Increase (decrease) in cash and cash equivalents	2,003	(4,893)
Cash and cash equivalents at beginning of year	8,146	13,198
Cash and cash equivalents at end of period	$10,149	$8,305
Supplemental disclosures
Cash paid during the period for:
Interest	$6,561	$8,029
Income taxes	$294	$432
Loans transferred to other real estate owned	$1,211	$-

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

NOTE  2 – Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans.  While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut.  Actual results could differ significantly from those estimates.  The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2009.  These financial statements should be read in conjunction with the 2008 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (SEC) on September 23, 2008.

NOTE 3 – Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

 The Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of Interpretation 48 did not have a material impact on the results of operation or financial condition of the Company.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.  See Note 11 for further information.

In September 2006, the Emerging Issues Task Force issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” “EITF Issue 06-4”. EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide  a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or APB No. 12 based on the substantive agreement with the employee. If the employer has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 or APB No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company’s adoption of EITF Issue 06-4 did not have a material impact on the Company’s financial position or results of operations.

During the first quarter of 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” “SFAS 159”, which permits entities to choose and measure many financial instruments and certain other items at fair value.  The Company adopted SFAS No. 159 as of July 1, 2008.  The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.  See Note 11 for further information.

In December 2007, the FASB issued SFAS No. 141 (Revised 2008), “Business Combinations” “SFAS 141(R)”.  SFAS 141(R) will significantly change the accounting for business combinations.  Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009.  The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51 (“SFAS No. 160”).  The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of stockholders’ equity.  SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  Management does not anticipate that this statement will have a material impact on the Company’s financial condition and results of operations.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met.  This guidance will be effective January 1, 2009.  The adoption of this new FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” SFAS 161.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  This guidance will be effective January 1, 2009.  The adoption is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP.  This standard became effective November 18, 2008.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended and six months ended December 31, 2008 and December 31, 2007:

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007
Basic EPS computation:
Net income	$1,969,000	$685,000

Weighted average shares outstanding	6,276,963	6,534,918

Basic EPS	$0.31	$0.10

Diluted EPS computation:
Net income	$1,969,000	$685,000

Weighted average shares outstanding	6,276,963	6,534,918
Dilutive potential shares	47,078	75,460
	6,324,041	6,610,378

Diluted EPS	$0.31	$0.10

	Six Months Ended	Six Months Ended
	December 31, 2008	December 31, 2007
Basic EPS computation:
Net (loss) income	$(2,042,000)	$1,224,000

Weighted average shares outstanding	6,270,346	6,574,994

Basic EPS	$(0.33)	$0.19

Diluted EPS computation:
Net (loss) income	$(2,042,000)	$1,224,000

Weighted average shares outstanding	6,270,346	6,574,994
Dilutive potential shares	0	83,814
	6,270,346	6,658,808

Diluted EPS	$(0.33)	$0.18

NOTE 5 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
Debt securities:
U.S. government and agency obligations:
From one through five years	$2,896	$71	$-	$2,967
From five through ten years	3,247	86	-	3,333
After ten years	17,972	259	(23)	18,208
	24,115	416	(23)	24,508

State agency and municipal obligations:
After ten years	4,448	69	(19)	4,498
	4,448	69	(19)	4,498

Corporate bonds and other obligations:
Due within one year	2,105	-	(13)	2,092
From one through five years	5,047	-	(754)	4,293
After ten years	7,070	104	(2,478)	4,696
	14,222	104	(3,245)	11,081

Mortgage-backed securities	145,591	2,052	(15,332)	132,311

Total debt securities	188,376	2,641	(18,619)	172,398

Equity securities:
Preferred stock	15,046	-	(5,501)	9,545
FHLB restricted stock	8,057	-	-	8,057
Mutual funds	119	-	-	119
Total equity securities	23,222	-	(5,501)	17,721

Total available-for-sale securities and FHLB Stock	$211,598	$2,641	$(24,120)	$190,119

NOTE 5 – Investment Securities – (Continued)

	June 30, 2008
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
Debt securities:
U.S. government and agency obligations:
From one through five years	$3,079	$16	$-	$3,095
From five through ten years	2,232	17	(21)	2,228
After ten years	13,987	174	(12)	14,149
	19,298	207	(33)	19,472

State agency and municipal obligations:
After ten years	4,448	99	-	4,547
	4,448	99	-	4,547

Corporate bonds and other obligations:
Due within one year	2,971	7	(1)	2,977
From one through five years	8,045	10	(476)	7,579
After ten years	8,042	47	(1,431)	6,658
	19,058	64	(1,908)	17,214

Mortgage-backed securities	156,063	556	(4,769)	151,850

Total debt securities	198,867	926	(6,710)	193,083

Equity securities:
Preferred stock	19,000	-	-	19,000
FHLB restricted stock	7,943	-	-	7,943
Total equity securities	26,943	-	-	26,943

Total available-for-sale securities and FHLB Stock	$225,810	$926	$(6,710)	$220,026

Gross losses of $0 and $84,934 were realized on sales of available-for-sale securities for the six months ended December 31, 2008 and December 31, 2007, respectively.  Gross gains of $0 and $65,242 were realized on sales of available-for-sale securities for the six months ended December 31, 2008 and December 31, 2007, respectively.  There was an other-than-temporary impairment charge on available-for-sale securities of $304,000 during the quarter ended December 31, 2008 and $5.8 million during the six months ended December 31, 2008.  See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2008 and June 30, 2008:

	December 31,		June 30,
	2008		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage Loans:
Residential (1)	$189,047	74.02%	$181,978	72.59%
Commercial real estate	53,616	20.99	55,406	22.10
Residential construction	2,860	1.12	3,223	1.29
Commercial	8,650	3.39	8,687	3.46
Consumer and other	1,221	0.48	1,394	0.56

Total loans	255,394	100.00%	250,688	100.00%

Unadvanced construction loans	(5,662)		(6,522)
	249,732		244,166
Net deferred loan costs	362		320
Allowance for loan losses	(1,888)		(1,758)

Loans, net	$248,206		$242,728

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At December 31,	At June 30,
	2008	2008
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans (1)	$268	$-
Commercial real estate	1,398	982
Residential construction	-	-
Commercial	109	-
Consumer and other	-	-
Total non-accrual loans	1,775	982

Accruing loans past due 90 days or more:
Residential mortgage loans (1)	571	-
Commercial real estate	923	2,859
Residential construction	-	-
Commercial	-	195
Consumer and other	-	-
Total	1,494	3,054
Total non-performing loans	3,269	4,036

Real estate owned	1,211	-
Other non-performing assets	216	-
Total non-performing assets	$4,696	$4,036

Total non-performing loans to total loans	1.31%	1.65%
Total non-performing assets to total assets	0.98	0.82

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

NOTE 8 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the quarter and six months ended December 31, 2008, as compared to the prior year periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Balance, beginning of period	$1,996	$1,780	$1,758	$1,780
Provision for loan losses	323	35	597	47
Charge offs	(437)	(60)	(487)	(75)
Recoveries	6	21	20	24
Balance, end of period	$1,888	$1,776	$1,888	$1,776

At December 31, 2008, the Company had loans with balances of $1.78 million (representing 11 loans) on nonaccrual status and $1.49 million (representing three loans) past due over 90 days and still accruing.  At December 31, 2007, the Company had loans with balances of $1.72 million (representing ten loans) on nonaccrual status and $602,000 (representing five loans) past due over 90 days and still accruing.  The Company had four loan relationships that are considered impaired with a balance of $1.59 million as of December 31, 2008 and there were no impaired loan relationships as of December 31, 2007.

NOTE 9 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005.  The goodwill and core deposit intangible are evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period.  The carrying amount of goodwill and core deposit intangible as of December 31, 2008 was $6.9 million and $754,000, respectively.  The amortization expense related to the core deposit intangible for the three months ended December 31, 2008 and 2007 was $51,000 and $59,000, respectively.  The amortization expense related to the core deposit intangible for the six months ended December 31, 2008 and 2007 was $103,000 and $118,000 respectively.

	December 31,	June 30,
	2008	2008
	( in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	754	857
Total intangible assets	$7,666	$7,769

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

(in thousands)
For the six months ending June 30, 2009	$103
For the twelve months ending June 30, 2010	178
For the twelve months ending June 30, 2011	149
For the twelve months ending June 30, 2012	121
Thereafter	203
Total	$754

NOTE 10 – Comprehensive (Loss) Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).  The Company’s one source of other comprehensive income is the net unrealized gain (loss) on securities.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income (Loss)	$1,969	$685	$(2,042)	$1,224

Other comprehensive (loss) income:
Net unrealized holding (losses) gains on
available-for-sale securities	(9,015)	(488)	(21,479)	356
Reclassification adjustment for loss
recognized in net inome	304	20	5,784	20
Other comprehensive (loss) gains before tax benefit (expense)	(8,711)	(468)	(15,695)	376
Income tax benefit (expense) related to items of other
comprehensive (loss) income	2,959	157	5,333	(238)
Other comprehensive (loss) income, net of tax	(5,752)	(311)	(10,362)	138
Total comprehensive (loss) income	$(3,783)	$374	$(12,404)	$1,362

NOTE 11 – FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted “SFAS 157”, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2008.

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

The following summarizes assets measured at fair value for the period ending December 31, 2008 (in thousands):

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
	December 31, 2008	Level 1	Level 2	Level 3

Securities available for sale	$182,062	$-	$182,062	$-
Impaired Loans	1,561	-	1,561	-
Total	$183,623	$-	$183,623	$-

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Available-for-sale
	Securities	Total
Beginning balance, July 1, 2008	$15,000	$15,000
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	-	-
Included in other comprehensive income
Amortization of securities, net
Transfers in and/or out of Level 3	(15,000)	(15,000)
Ending balance, December 31, 2008	$-	$-

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the
reporting date	$-	$-

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

In accordance with SFAS No.123 (R) “Accounting for Stock Options and Other Stock Based Compensation”, the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended December 31, 2008 and December 31, 2007 of $46,000 and $80,000, respectively. During the three months ended December 31, 2008, a reduction of $28,000 was recorded in stock award expense due to forfeitures.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the six months ended December 31, 2008 and December 31, 2007 of $50,000 and $217,000, respectively.   During the six months ended December 31, 2008, a reduction of $101,000 was recorded in stock award expense due to forfeitures.

The weighted-average fair value of stock options granted on November 7, 2005, June 7, 2006 and May 25, 2007 using the Black-Scholes option pricing method was $2.00 per share, $1.97 per share and $1.84 per share, respectively.  Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

	November 7, 2005	June 7, 2006	May 25, 2007
	Grant	Grant	Grant
Dividend yield	1.89%	2.23%	2.24%
Expected volatility	12.65%	12.17%	11.04%
Risk-free rate	4.56%	4.95%	4.86%
Expected life in years	6.5	6.5	6.5
Fair value	$2.00	$1.97	$1.84

NOTE 13 – Dividends

On December 3, 2008, the Board of Directors of the Company declared a cash dividend of $0.09 a share for stockholders of record as of January 2, 2009 and payable on January 16, 2009.  Putnam Bancorp, MHC, the mutual holding company, was paid its portion of the dividend declared by the Company.  It is expected that Putnam Bancorp, MHC will receive future dividends until such time as the Office of Thrift Supervision grants a waiver of such payments.

NOTE 14 – Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet.

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2008	2008
	(in thousands)
Commitments to extend credit:
Loan commitments	$5,560	$9,732
Unadvanced construction loans	5,601	6,522
Unadvanced lines of credit	18,105	18,522
Standby letters of credit	1,198	2,050
Outstanding commitments	$30,464	$36,826

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 2008 and 2007, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2008 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the SEC on September 23, 2008.

The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, real estate values, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

During the quarter ended September 30, 2008, the U.S. Treasury announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) under conservatorship under the authority of the Federal Housing Finance Agency.  The actions of the U.S. Government adversely impacted the value of the preferred stock of Fannie Mae and Freddie Mac.  The Bank owns $4.0 million of Freddie Mac auction pass-through certificates (APT) issued by trusts sponsored by Merrill Lynch.  The results of this action, along with general concern in the market about the future value of Freddie Mac preferred stock, have caused the values for the APT certificates to decrease materially.  The Company had recorded a non-cash other-than-temporary impairment (“OTTI”) charge of $3.7 million in the quarter ended September 30, 2008. On October 29, 2008, the U.S. Treasury clarified that ordinary loss treatment applies to these Freddie Mac APT certificates. As an ordinary loss, under generally accepted accounting principles banks may not record the effect of this tax change in their balance sheets and income statements for financial and regulatory purposes until the period in which the law was enacted, i.e., the fourth quarter of 2008.  During the quarter ended December 31, 2008, the market value declined by an additional $274,000 and the Company recorded a non-cash OTTI charge of $274,000 during the current quarter.  The carrying value of the Freddie Mac APT certificates is now $46,000 as of December 31, 2008.  On September 15, 2008, Lehman Brothers Holdings Inc. ("LBHI") filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code.  This action has adversely impacted the value of Lehman Brothers corporate debt.  The Bank owns $2.0 million of this corporate debt. The Company had recorded an OTTI charge of $1.8 million in the quarter ended September 30, 2008. During the quarter ended December 31, 2008, the market value declined by an additional $30,000 and the Company recorded a non-cash OTTI charge of $30,000 during the current quarter.  The carrying value of the Lehman Brothers corporate debt is $170,000 as of December 31, 2008. At this time it is unclear when and if the values of both these investments will recover in the future.  Both of these investments were rated investment grade by Moody’s and Standard & Poor’s at the time of purchase.

The net interest margin increased from 2.47% for the quarter ended December 31, 2007 to 2.91% for the quarter ended December 31, 2008.  This resulted in an $418,000 increase in net interest and dividend income over the periods.  In addition, noninterest expense decreased $129,000 or 4.7% during the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007.  The provision for loan losses increased $288,000 during the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007.

The net interest margin increased from 2.43% for the six months ended December 31, 2007 to 2.81% for the six months ended December 31, 2008.  This resulted in an $816,000 increase in net interest and dividend income over the periods.  In addition, noninterest expense decreased $350,000 or 6.3% during the six months ended December 31, 2008 compared to the six months ended December 31, 2007.  The provision for loan losses increased $550,000 during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In November 2006, the Financial Accounting Standards Board issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in this FSP amended SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124”, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”.  Management evaluates the Company’s investment portfolio on an ongoing basis and determined that $6 million of investments were other-than-temporarily impaired as of September 30, 2008 and was written-down by $5.5 million as of the quarter ended September 30, 2008 and an additional write-down of $304,000 during the quarter ended December 31, 2008, resulting in a charge to income of the same amounts.  There were no other-than-temporarily impaired investments as of December 31, 2007.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

Assets

Total assets decreased to $479.7 million at December 31, 2008 from $494.5 million at June 30, 2008.  Investments in securities decreased $29.9 million during the six months ended December 31, 2008, and represented $190.1 million or 39.6% of total assets at December 31, 2008.  Net loans have continued to grow to $248.2 million at December 31, 2008 from $242.7 million at June 30, 2008 and now represent 51.7% of total assets.  Cash flows from the investment portfolio have been used to fund this loan growth.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at December 31, 2008 and June 30, 2008.

	December 31,	June 30,
	2008	2008
	(Dollars in thousands)
Allowance for loan losses	$1,888	$1,758
Gross loans outstanding	249,732	244,166
Nonperforming loans	3,269	4,036
Allowance/gross loans outstanding	0.76%	0.72%
Allowance/nonperforming loans	57.8%	43.6%

Past Due and Nonperforming Loans

The following table sets forth information regarding past due and non-performing loans:

	December 31,	June 30,
	2008	2008
	(in thousands)

Past due 30 days through 89 days and accruing	$4,998	$4,230
Past due 90 days or more and accruing	$1,494	$3,054
Past due 90 days or more and nonaccruing	$1,775	$982

Liabilities

Total liabilities decreased to $443.0 million at December 31, 2008 from $445.1 million at June 30, 2008.  Total deposits increased to $292.2 million at December 31, 2008 from $283.7 million at June 30, 2008, an increase of $8.5 million or 3.0%. Borrowed funds decreased to $146.8 million at December 31, 2008 from $156.6 million at June 30, 2008, a decrease of $9.8 million or 6.3%.

Stockholders’ Equity

Shareholders’ equity decreased to $36.7 million at December 31, 2008 from $49.4 million at June 30, 2008, primarily due to the net loss of $2.0 million and an increase in other comprehensive loss of $10.4 million.  Included in this increase in other comprehensive loss is the change from carrying the Company’s Auction-rate Preferred securities at par to a market value provided by Merrill Lynch. The unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral, which are all performing.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2008 and 2007

Net (Loss) Income

Net income amounted to $2.0 million for the quarter ended December 31, 2008 compared to net income of $685,000 for the quarter ended December 31, 2007.  This was primarily attributable to the tax benefit recognized in the current quarter mentioned above in the Overview and an increase in net interest and dividend income of $418,000 and a decrease in noninterest expense of $129,000.  The Company had an additional impairment charge on the Freddie Mac and Lehman Brothers investments of $304,000 for the quarter ended December 31, 2008.  The provision for loan losses increased by $288,000.

The net loss amounted to $2.0 million for the six months ended December 31, 2008 compared to net income of $1.2 million for the six months ended December 31, 2007.  The decrease in net income reflected an OTTI charge on investments of $5.8 million for the six months ended December 31, 2008. This was partially offset by an increase in net interest and dividend income of $816,000 and a decrease in noninterest expense of $350,000 and a decrease in income tax expense of $1.7 million.  The provision for loan losses increased by $550,000.

Interest and Dividend Income

Interest and dividend income amounted to $6.5 million for the quarter ended December 31, 2008 as compared to $6.9 million for the quarter ended December 31, 2007, a decrease of $362,000 or 5.2%.  The decrease in yield on loans had the greatest impact on interest income when comparing the quarters.  The yield on loans decreased 48 basis points.  This was partially offset by an increase in average loan balances of $12.1 million when comparing the quarters ended December 31, 2008 and 2007.  Average investment securities decreased $22.6 million and the yield increased 22 basis points.  Average other earning assets decreased $2.9 million and the yield decreased by 433 basis points when comparing the quarters ended December 31, 2008 and 2007.  The decrease in yield is due to reductions in short-term rates implemented by the Federal Open Market Committee since December 31, 2007.

Interest and dividend income amounted to $13.1 million for the six months ended December 31, 2008 as compared to $13.7 million for the six months ended December 31, 2007, a decrease of $635,000 or 4.6%.  The decrease in yield on loans had the greatest impact on interest income when comparing these time periods.  The yield on loans decreased 50 basis points.  This was partially offset by an increase in average loan balances of $10.9 million when comparing the six months ended December 31, 2008 and 2007.  Average investment securities decreased $13.7 million and the yield increased six basis points.  Included in the change in investment security yields for the six months ended December 31, 2008 was the accrued interest and dividend income reversed on the Freddie Mac Auction Rate Preferred and Lehman Brothers investments that were written down.  Average other earning assets decreased $963,000 and the yield decreased by 351 basis points when comparing the six months ended December 31, 2008 and 2007.  The decrease in yield is due to reductions in short-term rates implemented by the Federal Open Market Committee since December 31, 2007.

Interest Expense

Interest expense amounted to $3.2 million for the quarter ended December 31, 2008 as compared to $4.0 million for the quarter ended December 31, 2007, a decrease of $780,000 or 19.4%.  The decrease in rates on interest-bearing liabilities had the greatest impact on interest expense.  The average rates paid on interest-bearing liabilities decreased by 84 basis points during the periods. The average balance of interest-bearing deposits grew by $3.0 million, and the average rate paid decreased by 79 basis points when comparing the quarters ended December 31, 2008 and 2007.  The average balance of borrowed money increased by $3.9 million, and the average rate paid decreased by 93 basis points when comparing the quarters ended December 31, 2008 and 2007.  Average brokered deposits decreased $5.1 million for the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007.  We replaced brokered deposits with Federal Home Loan Bank of Boston (FHLBB) advances, which were significantly lower in cost than the brokered deposits.

Interest expense amounted to $6.6 million for the six months ended December 31, 2008 as compared to $8.0 million for the six months ended December 31, 2007, a decrease of $1.5 million or 18.1%.  The decrease in rates on interest-bearing liabilities had the greatest impact on interest expense.  The average rates paid on interest-bearing liabilities decreased by 80 basis points during the periods. The average balance of interest-bearing deposits grew by $2.0 million, and the average rate paid decreased by 71 basis points when comparing the six months ended December 31, 2008 and 2007.  The average balance of borrowed money increased by $6.9 million, and the average rate paid decreased by 98 basis points when comparing the six months ended December 31, 2008 and 2007.  Average brokered deposits decreased $6.5 million for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007.  We replaced brokered deposits with Federal Home Loan Bank of Boston (FHLBB) advances, which were significantly lower in cost than the brokered deposits.

Net Interest and Dividend Income

Net interest and dividend income amounted to $3.3 million for the quarter ended December 31, 2008 as compared to $2.9 million for the quarter ended December 31, 2007, an increase of $418,000 or 14.5%.  Net interest spread increased 69 basis points to 2.57% as compared to 1.88% and net interest margin increased 44 basis points to 2.91% as compared to 2.47% when comparing the quarters ended December 31, 2008 and 2007.

Net interest and dividend income amounted to $6.5 million for the six months ended December 31, 2008 as compared to $5.7 million for the six months ended December 31, 2007, an increase of $816,000 or 14.4%.  Net interest spread increased 58 basis points to 2.43% as compared to 1.85% and net interest margin increased 38 basis points to 2.81% as compared to 2.43% when comparing the six months ended December 31, 2008 and 2007.

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

Provision for Loan Losses

The provision for loan losses amounted to $323,000 for the quarter ended December 31, 2008 and $35,000 for the quarter ended December 31, 2007. This increase in the level of provision was primarily a result of a single commercial loan charge-off of $400,000 during the period ended December 31, 2008. The balance of this loan was transferred to Other Real Estate Owned as of December 31, 2008.  The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of those conditions. The ratio of the allowance to gross loans outstanding was 0.76% as of December 31, 2008 compared to 0.72% as of June 30, 2008.  Net charge-offs were $431,000 for the quarter ended December 31, 2008.

The provision for loan losses amounted to $597,000 for the six months ended December 31, 2008 and $47,000 for the six months ended December 31, 2007. This increase in the level of provision was primarily a result of the single commercial loan charge-off described above.  The ratio of the allowance to gross loans outstanding was 0.76% as of December 31, 2008 compared to 0.72% as of June 30, 2008.  Net charge-offs were $467,000 for the six months ended December 31, 2008.

Noninterest Income (Charge)

Noninterest income amounted to $598,000 for the quarter ended December 31, 2008 as compared to noninterest income of $782,000 for the quarter ended December 31, 2007, a decrease of $184,000 or 23.5%. This decrease was primarily due to OTTI investment write-downs of $304,000. The write-downs included $274,000 in Freddie Mac pass-through auction-rate securities issued by trusts consisting solely of Freddie Mac preferred stock and $30,000 in Lehman Brothers corporate debt.  The current carrying values as of December 31, 2008 of the Freddie Mac auction-rate securities and Lehman Brothers corporate debt was $46,000 and $170,000, respectively.   This decrease in the quarter ended December 31, 2008 was partially offset by increased BOLI income.

Noninterest charge amounted to $4.1 million for the six months ended December 31, 2008 as compared to noninterest income of $1.5 million for the six months ended December 31, 2007, a decrease of $5.6 million or 368.4%. This decrease was primarily due to OTTI investment write-downs of $5.8 million. The write-downs included $3.95 million in Freddie Mac pass-through auction-rate securities issued by trusts consisting solely of Freddie Mac preferred stock and $1.83 million in Lehman Brothers corporate debt.  The current carrying values as of December 31, 2008 of the Freddie Mac auction-rate securities and Lehman Brothers corporate debt was $46,000 and $170,000, respectively.   This decrease in the six months ended December 31, 2008 was partially offset by increased BOLI income and service fees.

Noninterest Expense

Noninterest expense amounted to $2.6 million for the quarter ended December 31, 2008 as compared to $2.7 million for the quarter ended December 31, 2007, a decrease of $129,000 or 4.7%.  Compensation and benefits expense increased $1,000 or 0.1%.  Occupancy and equipment expense decreased $18,000 or 6.2% due primarily to lower depreciation expense.  Data processing, advertising & marketing and other noninterest expense decreased $112,000 or 11.7% primarily due to decreases in data processing, Director stock award expense, and legal expense.  This was partially offset by increases in FDIC assessments and item processing expenses.

Noninterest expense amounted to $5.2 million for the six months ended December 31, 2008 as compared to $5.5 million for the six months ended December 31, 2007, a decrease of $350,000 or 6.3%.  Compensation and benefits expense decreased $38,000 or 1.3%.  This decrease was primarily due to a reduction in employee stock award expense due to forfeitures.  This decrease was partially offset by an increase in salary expense.  Occupancy and equipment expense decreased $37,000 or 6.4% due primarily to lower depreciation expense. Data processing, advertising & marketing and other noninterest expense decreased $275,000 or 14.1% primarily due to decreases in data processing, Director stock awards, postage expense and item processing expense.  This was partially offset by increases in FDIC assessments and miscellaneous expenses.

Provision for Income Taxes

The income tax benefit amounted to $1.0 million for the quarter ended December 31, 2008 as compared to $200,000 in income tax expense for the quarter ended December 31, 2007. This benefit was due to the “other-than-temporary impairment” charge of $3.95 million of Freddie Mac pass-through auction rate securities owned by the Bank recognized primarily during the quarter ended September 30, 2008.  On October 29, 2008, the U.S. Treasury clarified that ordinary loss treatment applies to these Freddie Mac APT certificates. As an ordinary loss,  under generally accepted accounting principles companies could not record the effect of this tax change in their balance sheets and income statements for financial and regulatory purposes until the period in which the law was enacted, i.e., the fourth quarter of 2008.

The income tax benefit amounted to $1.3 million for the six months ended December 31, 2008 as compared to $372,000 in income tax expense for the six months ended December 31, 2007. This benefit was due to the “other-than-temporary impairment” charges of $1.83 million against the Lehman Brothers securities and the $3.95 million of Freddie Mac pass-through auction rate securities owned by the Bank.

Average Balance Sheet

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields and costs are annualized.

	For the Three Months Ended December 31,
	2008			2007
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$196,254	$2,791	5.64%	$218,866	$2,990	5.42%
Loans	251,707	3,745	5.90%	239,554	3,852	6.38%
Other earning assets	2,140	1	0.19%	5,000	57	4.52%
Total interest-earnings assets	450,101	6,537	5.76%	463,420	6,899	5.91%
Non-interest-earning assets	32,363			28,029
Total assets	$482,464			$491,449

Interest-bearing liabilities:
NOW accounts	$38,204	224	2.33%	$27,518	195	2.81%
Savings accounts	45,155	69	0.61%	47,751	90	0.75%
Money market accounts	11,918	50	1.66%	15,688	76	1.92%
Time deposits	153,699	1,400	3.61%	154,978	1,851	4.74%
Borrowed money	153,279	1,491	3.86%	149,348	1,802	4.79%
Total interest-bearing liabilities	402,255	3,234	3.19%	395,283	4,014	4.03%
Non-interest-bearing demand deposits	36,982			39,545
Other non-interest-bearing liabilities	4,492			3,729
Capital accounts	38,735			52,892
Total liabilities and capital accounts	$482,464			$491,449

Net interest income		$3,303			$2,885
Interest rate spread			2.57%			1.88%
Net interest-earning assets	$47,846			$68,137
Net interest margin			2.91%			2.47%
Average earning assets to
average interest-bearing liabilities			111.89%			117.24%

	For the Six Months Ended December 31,
	2008			2007
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$205,750	$5,582	5.38%	$219,476	$5,888	5.32%
Loans	249,475	7,451	5.92%	238,552	7,717	6.42%
Other earning assets	2,284	13	1.13%	3,247	76	4.64%
Total interest-earnings assets	457,509	13,046	5.66%	461,275	13,681	5.88%
Non-interest-earning assets	30,091			29,026
Total assets	$487,600			$490,301

Interest-bearing liabilities:
NOW accounts	$37,826	448	2.35%	$27,114	364	2.66%
Savings accounts	45,231	137	0.60%	48,308	181	0.74%
Money market accounts	12,174	103	1.68%	16,410	160	1.93%
Time deposits	152,369	2,817	3.67%	153,748	3,652	4.71%
Borrowed money	155,825	3,063	3.90%	148,930	3,662	4.88%
Total interest-bearing liabilities	403,425	6,568	3.23%	394,510	8,019	4.03%
Non-interest-bearing demand deposits	36,569			39,950
Other non-interest-bearing liabilities	4,171			3,716
Capital accounts	43,435			52,125
Total liabilities and capital accounts	$487,600			$490,301

Net interest income		$6,478			$5,662
Interest rate spread			2.43%			1.85%
Net interest-earning assets	$54,084			$66,765
Net interest margin			2.81%			2.43%
Average earning assets to
average interest-bearing liabilities			113.41%			116.92%

The following tables set forth the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended December 31, 2008
	Compared to the Three Months Ended December 31, 2007
	Increase(Decrease) Due to
INTEREST INCOME	Rate	Volume	Net

Investment securities	$640	$(839)	$(199)
Loans	(987)	880	(107)
Other interest-earning assets	(35)	(21)	(56)
TOTAL INTEREST INCOME	(382)	20	(362)

INTEREST EXPENSE:

NOW accounts	(176)	205	29
Savings accounts	(16)	(5)	(21)
Money Market accounts	(9)	(17)	(26)
Time deposits	(436)	(15)	(451)
Other borrowed money	(605)	294	(311)
TOTAL INTEREST INCOME	(1,242)	462	(780)

CHANGE IN NET INTEREST INCOME	$860	$(442)	$418

	For the Six Months Ended December 31, 2008
	Compared to the Six Months Ended December 31, 2007
	Increase(Decrease) Due to
INTEREST INCOME	Rate	Volume	Net

Investment securities	$176	$(482)	$(306)
Loans	(1,045)	779	(266)
Other interest-earning assets	(45)	(18)	(63)
TOTAL INTEREST INCOME	(914)	279	(635)

INTEREST EXPENSE:

NOW accounts	(112)	196	84
Savings accounts	(33)	(11)	(44)
Money Market accounts	(19)	(38)	(57)
Time deposits	(803)	(32)	(835)
Other borrowed money	(1,033)	434	(599)
TOTAL INTEREST INCOME	(2,000)	549	(1,451)

CHANGE IN NET INTEREST INCOME	$1,086	$(270)	$816

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at June 30, 2008 and September 30, 2008.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	September 30, 2008	June 30, 2008

- 100	2.41%	1.17%
Stable
+ 200	-12.19%	-7.48%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.  We do not believe that there has been a material change in our NII position between September 30, 2008 and December 31, 2008.

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

The tables below set forth, at September 30, 2008, indicated the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.  We do not believe that there has been a material change in our NPV position between September 30, 2008 and December 31, 2008.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$10,402	$(26,535)	-72%	2.31%	-527
+200	$20,266	$(16,670)	-45%	4.37%	-321
+100	$29,677	$(7,259)	-20%	6.23%	-135
0	$36,936	$-	0%	7.58%	0
-100	$40,630	$3,694	10%	8.20%	62

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2008 of $142.7 million with unused borrowing capacity of $57.5 million.  The Bank had no brokered certificates of deposits as of December 31, 2008.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 40.0%.  As of December 31, 2008, the ratio of wholesale borrowings to total assets was 29.9%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended December 31, 2008 and 2007, the Bank originated loans for the portfolio net of principal payments of $7.2 million and $6.2 million, respectively.  Purchases of securities totaled $5.1 million and $45.0 million, for the six months ended December 31, 2008 and 2007, respectively.

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

Certificates of deposits totaled $157.6 million at December 31, 2008. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at December 31, 2008 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	7.98%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	15.57%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	14.86%

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

For the quarter ended December 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Recent Legislation in Response to Market and Economic Conditions May Significantly Affect Our Operations, Financial Condition, and Earnings.

Instability and volatility in the credit markets has led to the adoption of legislation and regulatory actions which have the potential to significantly affect financial institutions and holding companies, including us. Under the Emergency Economic Stabilization Act of 2008 (“EESA”), the U.S. Department of the Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. Although it was originally contemplated that these funds would be used primarily to purchase troubled assets under the Troubled Asset Relief Program (“TARP”), on October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In addition, Congress has temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) which is intended to strengthen confidence and encourage liquidity in the U.S. financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009.

We can provide no assurances that these actions will have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. These new laws, regulations, and changes will increase our FDIC insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. At this time, we cannot fully determine the extent of these effects, or any other effects, on us caused by these and future laws and regulations. However, they may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs and profitability.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC-insured accounts. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Future Legislative or Regulatory Actions Responding to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company convened its 2008 Annual Meeting of Stockholders on November 7, 2008.  At the meeting, the stockholders of the Company considered and voted on the following proposals:

Proposal No. 1.  The election of Mary E. Patenaude, Robert J. Halloran, Jr., and Jitendra K. Sinha, each to serve as a director for a term of three years and until his or her successor has been elected and qualified.

	For	Withheld
Mary E. Patenaude	5,782,723	23,281
Robert J. Halloran, Jr.	5,722,090	83,914
Jitendra K. Sinha	5,782,723	23,281

The term in office of directors Thomas A. Borner, Richard A. Loomis, Paul  M. Kelly, Charles H. Puffer, Charles W. Bentley, Jr. and John P. Miller continued after the 2008 Annual Meeting.

Proposal No. 2.  The ratification of the appointment of Shatswell, MacLeod & Company, P.C. as the independent registered public accounting firm of the Company for the fiscal year ending June 30, 2009.

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

PSB HOLDINGS, INC.
(Registrant)

Date	February 13, 2009	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date	February 13, 2009	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer