Form 10-Q
period 2009-03-31
PSB Holdings, Inc.
filed 2009-05-15
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☒ NO

          As of April 30, 2009, there were 6,530,509 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2009	June 30, 2008
	(Unaudited)	(Audited)

	(in thousands, except share data)
ASSETS
Cash and due from depository institutions	$4,490	$7,026
Federal funds sold	4,070	1,120
Investment securities available-for-sale, at fair value and FHLB stock	176,709	220,026
Loans held-for-sale	270	675
Loans receivable, net of allowance for loan losses of $2,020 as of March 31, 2009 and $1,758 as of June 30, 2008	259,282	242,728
Other real estate owned	1,289	—
Premises and equipment, net	4,470	3,706
Intangible assets	7,614	7,769
Other assets	18,898	11,449
TOTAL ASSETS	$477,092	$494,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$301,558	$283,724
Borrowed funds	133,908	156,621
Mortgagors’ escrow accounts	860	1,423
Other liabilities	4,962	3,294
Total Liabilities	441,288	445,062

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,530,509 shares outstanding at March 31, 2009 and at June 30, 2008	694	694
Additional paid-in capital	30,771	30,795
Unearned ESOP shares	(2,089)	(2,089)
Unearned stock awards	(429)	(605)
Retained earnings	26,194	28,663
Treasury stock, at cost (412,616 shares at March 31, 2009 and at June 30, 2008)	(4,205)	(4,205)
Accumulated other comprehensive loss	(15,132)	(3,816)
Total stockholders’ equity	35,804	49,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$477,092	$494,499

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands, except share data)
Interest and dividend income:
Interest on loans	$3,588	$3,743	$11,039	$11,460
Interest and dividends on investments	2,603	3,028	8,199	8,992
Total interest and dividend income	6,191	6,771	19,238	20,452

Interest expense:
Deposits and escrow	1,703	2,139	5,209	6,497
Borrowed funds	1,383	1,653	4,446	5,315
Total interest expense	3,086	3,792	9,655	11,812
Net interest and dividend income	3,105	2,979	9,583	8,640

Provision for loan losses	157	—	754	47
Net interest and dividend income after provision for loan losses	2,948	2,979	8,829	8,593

Noninterest income (charge):
Fees for services	543	561	1,767	1,760
Mortgage banking activities	38	25	84	86
Net commissions from brokerage service	33	22	111	90
Loss on writedowns of securities	(75)	—	(5,859)	—
Gain on sale of securities	86	190	86	170
Other income	102	105	475	311
Total noninterest income (charge)	727	903	(3,336)	2,417

Noninterest expense:
Compensation and benefits	1,466	1,508	4,428	4,508
Occupancy and equipment	319	314	862	895
Data processing	162	180	522	645
Advertising and marketing	101	103	313	335
Other noninterest expense	589	559	1,695	1,814
Total noninterest expense	2,637	2,664	7,820	8,197
Income (loss) before income tax expense (benefit)	1,038	1,218	(2,327)	2,813

Income tax expense (benefit)	326	297	(998)	669
NET INCOME (LOSS)	$712	$921	$(1,329)	$2,144
Earnings (loss) per common share
Basic	$0.11	$0.15	$(0.21)	$0.34
Diluted	$0.11	$0.15	$(0.21)	$0.34

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended March 31, 2009 and 2008
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP	Unearned Stock Awards	Reatained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(in thousands)

Balances at June 30, 2007	$694	$30,465	$(2,222)	$(978)	$26,441	$(1,767)	$(1,382)	$51,251

Dividends declared	—	—	—	—	(585)	—	—	(585)
Treasury stock acquired	—	—	—	—		(2,415)	—	(2,415)
Stock based compensation	—	—	—	21		(21)	—	—
Incentive plan shares earned	—	—	—	271	—	—	—	271

Comprehensive income:
Net income	—	—	—	—	2,144		—	—
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	—	—	—	—	—	—	(616)
Comprehensive income								1,528
Balances at March 31, 2008	$694	$30,465	$(2,222)	$(686)	$28,000	$(4,203)	$(1,998)	$50,050

Balances at June 30, 2008	$694	$30,795	$(2,089)	$(605)	$28,663	$(4,205)	$(3,816)	$49,437

Dividends declared	—	—	—	—	(1,140)	—	—	(1,140)
Stock based compensation	—	(24)	—	176	—	—	—	152

Comprehensive loss:
Net loss	—	—	—	—	(1,329)	—	—	—
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	—	—	—	—	—	—	(11,316)
Comprehensive loss								(12,645)
Balances at March 31, 2009	$694	$30,771	$(2,089)	$(429)	$26,194	$(4,205)	$(15,132)	$35,804

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net (Loss) income	$(1,329)	$2,144
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Provision for loan losses	754	47
Stock-based compensation	124	298
Amortization of core deposit intangible	155	176
Depreciation	292	408
Net amortization (accretion) of available-for-sale securities	63	(79)
Net decrease in loans held for sale	405	1,344
Writedowns of securities	5,859	—
Net gain on sale of securities	(86)	(170)
Amortization of premium on purchased loans	—	16
Increase in cash surrender value of bank owned life insurance	(196)	(194)
Bank owned life insurance death benefit income	(162)	—
Net change in:
Deferred loan costs	(24)	(67)
Other assets	(1,613)	592
Other liabilities	1,649	283
Net cash provided by operating activities	5,891	4,798
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	4,629	30,043
Proceeds from maturities of available-for-sale securities	22,815	33,094
Purchase of available-for-sale securities and Federal Home Loan Bank stock	(7,103)	(55,182)
Loan originations net of principal payments	(18,573)	(8,810)
Proceeds from the surrender of bank owned life insurance policy	345	—
Purchase of premises and equipment	(1,056)	(187)
Net cash provided (used) by investing activities	1,057	(1,042)
Cash flows from financing activities
Net increase (decrease) in savings, demand deposits and NOW accounts	7,127	(9,587)
Net increase (decrease) in time deposit accounts	10,707	(1,335)
Proceeds from long term borrowings	24,000	67,500
Repayments of long term borrowings	(30,715)	(52,636)
Net change in short term borrowings	(15,998)	(8,755)
Net decrease in mortgagors’ escrow account	(563)	(433)
Acquisition of treasury shares	—	(2,226)
Dividends paid	(1,092)	(542)
Net cash used by financing activities	(6,534)	(8,014)
Increase (decrease) in cash and cash equivalents	414	(4,258)
Cash and cash equivalents at beginning of year	8,146	13,198
Cash and cash equivalents at end of period	$8,560	$8,940
Supplemental disclosures
Cash paid during the period for:
Interest	$9,671	$11,884
Income taxes	$217	$187
Loans transferred to other real estate owned	$1,289	$—

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

NOTE 3 – Recent Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes,” on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

The Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of Interpretation 48 did not have a material impact on the results of operation or financial condition of the Company.

In September 2006, the (FASB) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations. See Note 11 for further information.

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

During the first quarter of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose and measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 as of July 1, 2008. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption. See Note 11 for further information.

In December 2007, the FASB issued SFAS No. 141 (Revised 2008), “Business Combinations” (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51 (SFAS No. 160). The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of stockholders’ equity. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management does not anticipate that this statement will have a material impact on the Company’s financial condition and results of operations.

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

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

NOTE 4 – Earnings (Loss) Per Share (EPS)

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended and nine months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Basic EPS computation:
Net income	$712,000	$921,000

Weighted average shares outstanding	6,286,951	6,262,348

Basic EPS	$0.11	$0.15

Diluted EPS computation:
Net income	$712,000	$921,000

Weighted average shares outstanding	6,286,951	6,262,348
Dilutive potential shares	40,401	64,585
	6,327,352	6,326,933

Diluted EPS	$0.11	$0.15

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Basic EPS computation:
Net (loss) income	$(1,329,000)	$2,144,000

Weighted average shares outstanding	6,275,800	6,310,899

Basic EPS	$(0.21)	$0.34

Diluted EPS computation:
Net (loss) income	$(1,329,000)	$2,144,000

Weighted average shares outstanding	6,275,800	6,310,899
Dilutive potential shares	0	77,451
	6,275,800	6,388,350

Diluted EPS	$(0.21)	$0.34

NOTE 5 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

		March 31, 2009
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
From one through five years	$2,767	$82	$—	$2,849
From five through ten years	3,249	78	—	3,327
After ten years	16,498	247	(4)	16,741
	22,514	407	(4)	22,917

Corporate bonds and other obligations:
Due within one year	2,999	17	(7)	3,009
From one through five years	4,054	10	(714)	3,350
After ten years	6,995	—	(3,247)	3,748
	14,048	27	(3,968)	10,107

Mortgage-backed securities	139,968	3,255	(16,458)	126,765

Total debt securities	176,530	3,689	(20,430)	159,789

Equity securities:
Preferred stock	15,046	21	(6,204)	8,863
FHLB restricted stock	8,057	—	—	8,057
Total equity securities	23,103	21	(6,204)	16,920

Total available-for-sale securities and FHLB Stock	$199,633	$3,710	$(26,634)	$176,709

NOTE 5 – Investment Securities – (Continued)

	June 30, 2008
	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	(Losses)
	(in thousands)
Debt securities:
U.S. government and agency obligations:
From one through five years	$3,079	$16	$—	$3,095
From five through ten years	2,232	17	(21)	2,228
After ten years	13,987	174	(12)	14,149
	19,298	207	(33)	19,472

State agency and municipal obligations:
After ten years	4,448	99	—	4,547
	4,448	99	—	4,547

Corporate bonds and other obligations:
Due within one year	2,971	7	(1)	2,977
From one through five years	8,045	10	(476)	7,579
After ten years	8,042	47	(1,431)	6,658
	19,058	64	(1,908)	17,214

Mortgage-backed securities	156,063	556	(4,769)	151,850

Total debt securities	198,867	926	(6,710)	193,083

Equity securities:
Preferred stock	19,000	—	—	19,000
FHLB restricted stock	7,943	—	—	7,943
Total equity securities	26,943	—	—	26,943

Total available-for-sale securities and FHLB Stock	$225,810	$926	$(6,710)	$220,026

Gross losses of $58,976 and $84,934 were realized on sales of available-for-sale securities for the nine months ended March 31, 2009 and March 31, 2008, respectively. Gross gains of $145,242 and $254,951 were realized on sales of available-for-sale securities for the nine months ended March 31, 2009 and March 31, 2008, respectively. There was an other-than-temporary impairment charge on available-for-sale securities of $75,000 during the quarter ended March 31, 2009 and $5.9 million during the nine months ended March 31, 2009. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at March 31, 2009 and June 30, 2008:

	March 31, 2009		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage Loans:
Residential (1)	$198,804	75.03%	$181,978	72.59%
Commercial real estate	52,891	19.96	55,406	22.10
Residential construction	2,816	1.06	3,223	1.29
Commercial	9,311	3.51	8,687	3.46
Consumer and other	1,160	0.44	1,394	0.56

Total loans	264,982	100.00%	250,688	100.00%

Unadvanced construction loans	(4,024)		(6,522)
	260,958		244,166
Net deferred loan costs	344		320
Allowance for loan losses	(2,020)		(1,758)

Loans, net	$259,282		$242,728

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At March 31, 2009	At June 30, 2008
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans (1)	$1,077	$—
Commercial real estate	2,879	982
Residential construction	—	—
Commercial	100	—
Consumer and other	—	—
Total non-accrual loans	4,056	982

Accruing loans past due 90 days or more:
Residential mortgage loans (1)	—	—
Commercial real estate	496	2,859
Residential construction	—	—
Commercial	—	195
Consumer and other	—	—
Total	496	3,054
Total non-performing loans	4,552	4,036

Real estate owned	1,289	—
Other non-performing assets	46	—
Total non-performing assets	$5,887	$4,036

Total non-performing loans to total loans	1.74%	1.65%
Total non-performing assets to total assets	1.23	0.82

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

NOTE 8 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the quarter and nine months ended March 31, 2009, as compared to the prior year periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Balance, beginning of period	$1,888	$1,776	$1,758	$1,780
Provision for loan losses	157	—	754	47
Charge offs	(42)	(27)	(529)	(102)
Recoveries	17	16	37	40
Balance, end of period	$2,020	$1,765	$2,020	$1,765

At March 31, 2009, the Company had loans with balances of $4.0 million (representing 16 loans) on nonaccrual status and $496,000 (representing one loan) past due over 90 days and still accruing. At March 31, 2008, the Company had loans with balances of $1.4 million (representing eight loans) on nonaccrual status and $1.6 million (representing 13 loans) past due over 90 days and still accruing. The Company had nine loan relationships that are considered impaired with a balance of $3.2 million as of March 31, 2009 and there were no impaired loan relationships as of March 31, 2008.

NOTE 9 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005. The goodwill and core deposit intangible are evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period. The carrying amount of goodwill and core deposit intangible as of March 31, 2009 was $6.9 million and $702,000, respectively. The amortization expense related to the core deposit intangible for the three months ended March 31, 2009 and 2008 was $51,000 and $59,000, respectively. The amortization expense related to the core deposit intangible for the nine months ended March 31, 2009 and 2008 was $155,000 and $176,000 respectively.

	March 31, 2009	June 30, 2008
	(in thousands)

Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	702	857
Total intangible assets	$7,614	$7,769

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

(in thousands)
For the three months ending June 30, 2009	$51
For the twelve months ending June 30, 2010	178
For the twelve months ending June 30, 2011	149
For the twelve months ending June 30, 2012	121
Thereafter	203
Total	$702

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Net Income (Loss)	$712	$921	$(1,329)	$2,144
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale securities	(1,433)	(950)	(22,913)	(594)
Reclassification adjustment for (gain) loss recognized in net inome	(11)	(190)	5,773	(170)
Other comprehensive loss before tax benefit	(1,444)	(1,140)	(17,140)	(764)
Income tax benefit related to items of other comprehensive loss	490	386	5,824	148
Other comprehensive loss, net of tax	(954)	(754)	(11,316)	(616)
Total comprehensive (loss) income	$(242)	$167	$(12,645)	$1,528

NOTE 11 – FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2009.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment and mortgage-backed securities and other debt securities available for sale are generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following summarizes assets measured at fair value for the period ending March 31, 2009 (in thousands):

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available for sale	$168,652	$—	$135,677	$32,975
Impaired Loans	3,004	—	3,004	—
Total	$171,656	$—	$138,681	$32,975

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities	Total
Beginning balance, July 1, 2008	$15,000	$15,000
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income
Amortization of securities, net Transfers in and/or out of Level 3	17,975	17,975
Ending balance, March 31, 2009	$32,975	$32,975

The amount of total gains or losses for the period included in earnings (or changes in net assets)
attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

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

In accordance with SFAS No.123 (R), “Accounting for Stock Options and Other Stock Based Compensation”, the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended March 31, 2009 and March 31, 2008 of $74,000 and $82,000, respectively. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the nine months ended March 31, 2009 and March 31, 2008 of $124,000 and $298,000, respectively. During the nine months ended March 31, 2009, a reduction of $99,000 was recorded in stock award expense due to forfeitures.

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

NOTE 13 – Dividends

On March 17, 2009, the Board of Directors of the Company declared a cash dividend of $0.05 a share for stockholders of record as of April 2, 2009 and payable on April 16, 2009. Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

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

The contractual amounts of outstanding commitments were as follows:

	March 31, 2009	June 30, 2008
	(in thousands)

Commitments to extend credit:
Loan commitments	$13,750	$9,732
Unadvanced construction loans	4,024	6,522
Unadvanced lines of credit	18,565	18,522
Standby letters of credit	1,198	2,050
Outstanding commitments	$37,537	$36,826

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 2009 and 2008, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2008 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the SEC on September 23, 2008.

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

During the quarter ended September 30, 2008, the U.S. Treasury announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) under conservatorship under the authority of the Federal Housing Finance Agency. The actions of the U.S. Government adversely impacted the value of the preferred stock of Fannie Mae and Freddie Mac. The Bank owns $4.0 million of Freddie Mac auction pass-through certificates (APT) issued by trusts sponsored by Merrill Lynch. The results of this action, along with general concern in the market about the future value of Freddie Mac preferred stock, have caused the values for the APT certificates to decrease materially. The Company had recorded a non-cash other-than-temporary impairment (“OTTI”) charge of $3.7 million in the quarter ended September 30, 2008. On October 29, 2008, the U.S. Treasury clarified that ordinary loss treatment applies to these Freddie Mac APT certificates. As an ordinary loss, under generally accepted accounting principles banks may not record the effect of this tax change in their balance sheets and income statements for financial and regulatory purposes until the period in which the law was enacted, i.e., the fourth quarter of 2008. The carrying value of the Freddie Mac APT certificates is now $46,000 as of March 31, 2009. On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. This action has adversely impacted the value of Lehman Brothers corporate debt. The Bank owned $2.0 million of this corporate debt. The Company had recorded an OTTI charge of $1.8 million in the quarter ended September 30, 2008. During the quarter ended December 31, 2008, the market value declined by an additional $30,000 and the Company recorded a non-cash OTTI charge of $30,000 during the quarter ended December 31, 2008. During the quarter ended March 31, 2009, the Company sold one of the two Lehman Brothers bonds it owned and recorded a $15,000 gain on sale. The remaining Lehman Brothers bond, which had a previous carrying value of $75,000, has been determined to be worthless and has been completely written-off during the current quarter. At this time it is unclear when and if the values of both these investments will recover in the future. Both of these investments were rated investment grade by Moody’s and Standard & Poor’s at the time of purchase.

The net interest margin increased from 2.61% for the quarter ended March 31, 2008 to 2.85% for the quarter ended March 31, 2009. This resulted in a $126,000 increase in net interest and dividend income over the periods. In addition, noninterest expense decreased $27,000 or 1.0% during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The provision for loan losses increased $157,000 during the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.

The net interest margin increased from 2.49% for the nine months ended March 31, 2008 to 2.82% for the nine months ended March 31, 2009. This resulted in a $943,000 increase in net interest and dividend income over the periods. In addition, noninterest expense decreased $377,000 or 4.6% during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008. The provision for loan losses increased $707,000 during the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008.

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In November 2006, the Financial Accounting Standards Board issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amended SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124”, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”. Management evaluates the Company’s investment portfolio on an ongoing basis and determined that $6.0 million of investments were other-than-temporarily impaired as of September 30, 2008 and was written-down by $5.5 million as of the quarter ended September 30, 2008 and an additional write-down of $304,000 during the quarter ended December 31, 2008 and $75,000 during the quarter ended March 31, 2009, resulting in a charge to income of the same amounts. There were no other-than-temporarily impaired investments as of March 31, 2008.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

Assets

Total assets decreased to $477.1 million at March 31, 2009 from $494.5 million at June 30, 2008. Investments in securities decreased $43.3 million during the nine months ended March 31, 2009, and represented $176.7 million or 37.0% of total assets at March 31, 2009. Net loans have continued to grow to $259.3 million at March 31, 2009 from $242.7 million at June 30, 2008 and now represent 54.4% of total assets. Cash flows from the investment portfolio have been used to fund this loan growth.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at March 31, 2009 and June 30, 2008.

	March 31, 2009	June 30, 2008
	(Dollars in thousands)

Allowance for loan losses	$2,020	$1,758
Gross loans outstanding	260,958	244,166
Nonperforming loans	4,552	4,036

Allowance/gross loans outstanding	0.77%	0.72%
Allowance/nonperforming loans	44.4%	43.6%

Past Due and Nonperforming Loans

The following table sets forth information regarding past due and non-performing loans:

	March 31, 2009	June 30, 2008
	(in thousands)

Past due 30 days through 89 days and accruing	$6,399	$4,230
Past due 90 days or more and accruing	$496	$3,054
Past due 90 days or more and nonaccruing	$4,056	$982

Liabilities

Total liabilities decreased to $441.3 million at March 31, 2009 from $445.1 million at June 30, 2008. Total deposits increased to $301.5 million at March 31, 2009 from $283.7 million at June 30, 2008, an increase of $17.8 million or 6.3%. Borrowed funds decreased to $133.9 million at March 31, 2009 from $156.6 million at June 30, 2008, a decrease of $22.7 million or 14.5%.

Stockholders’ Equity

Stockholders’ equity decreased to $35.8 million at March 31, 2009 from $49.4 million at June 30, 2008, primarily due to the net loss of $1.3 million and an increase in other comprehensive loss of $11.3 million.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2009 and 2008

Net Income (Loss)

Net income amounted to $712,000 for the quarter ended March 31, 2009 compared to net income of $921,000 for the quarter ended March 31, 2008. This was primarily attributable to an increase in provision for loan losses of $157,000 and a reduction in noninterest income of $176,000. Included in this reduction in noninterest income were lower gain on sales of securities of $104,000 and an additional impairment charge on Lehman Brothers investments of $75,000 for the quarter ended March 31, 2009. The Company has now sold or written-off its entire investment in Lehman Brothers. This was partially offset by an increase in net interest and dividend income of $126,000 and a decrease in noninterest expense of $27,000.

The net loss amounted to $1.3 million for the nine months ended March 31, 2009 compared to net income of $2.1 million for the nine months ended March 31, 2008. The decrease in net income reflected an OTTI charge on investments of $5.9 million for the nine months ended March 31, 2009. The provision for loan losses increased by $707,000. This was partially offset by an increase in net interest and dividend income of $943,000 and a decrease in noninterest expense of $377,000 and a decrease in income tax expense of $1.7 million.

Interest and Dividend Income

Interest and dividend income amounted to $6.2 million for the quarter ended March 31, 2009 as compared to $6.8 million for the quarter ended March 31, 2008, a decrease of $580,000 or 8.6%. The decrease in yield on loans had the greatest impact on interest income when comparing the quarters. The yield on loans decreased 59 basis points. This was partially offset by an increase in average loan balances of $13.6 million when comparing the quarters ended March 31, 2009 and 2008. Average investment securities decreased $35.6 million and the yield increased 20 basis points. Average other earning assets decreased $456,000 and the yield decreased by 284 basis points when comparing the quarters ended March 31, 2009 and 2008. The decrease in yield is due to reductions in short-term rates implemented by the Federal Open Market Committee since March 31, 2008.

Interest and dividend income amounted to $19.2 million for the nine months ended March 31, 2009 as compared to $20.4 million for the nine months ended March 31, 2008, a decrease of $1.2 million or 5.9%. The decrease in yield on loans had the greatest impact on interest income when comparing these time periods. The yield on loans decreased 53 basis points. This was partially offset by an increase in average loan balances of $11.8 million when comparing the nine months ended March 31, 2009 and 2008. Average investment securities decreased $20.9 million and the yield increased 10 basis points. Included in the change in investment security yields for the nine months ended March 31, 2009 was the accrued interest and dividend income reversed on the Freddie Mac Auction Rate Preferred and Lehman Brothers investments that were written down. Average other earning assets decreased $483,000 and the yield decreased by 335 basis points when comparing the nine months ended March 31, 2009 and 2008. The decrease in yield is due to reductions in short-term rates implemented by the Federal Open Market Committee since March 31, 2008.

Interest Expense

Interest expense amounted to $3.1 million for the quarter ended March 31, 2009 as compared to $3.8 million for the quarter ended March 31, 2008, a decrease of $706,000 or 18.6%. The decrease in rates on interest-bearing liabilities had the greatest impact on interest expense. The average rates paid on interest-bearing liabilities decreased by 76 basis points during the periods. The average balance of interest-bearing deposits grew by $13.1 million, and the average rate paid decreased by 85 basis points when comparing the quarters ended March 31, 2009 and 2008. The average balance of borrowed money decreased by $9.0 million, and the average rate paid decreased by 49 basis points when comparing the quarters ended March 31, 2009 and 2008. Average brokered deposits decreased $1.8 million for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. We replaced brokered deposits with FHLBB advances, which were significantly lower in cost than the brokered deposits.

Interest expense amounted to $9.7 million for the nine months ended March 31, 2009 as compared to $11.8 million for the nine months ended March 31, 2008, a decrease of $2.1 million or 18.3%. The decrease in rates on interest-bearing liabilities had the greatest impact on interest expense. The average rates paid on interest-bearing liabilities decreased by 78 basis points during the periods. The average balance of interest-bearing deposits grew by $5.6 million, and the average rate paid decreased by 76 basis points when comparing the nine months ended March 31, 2009 and 2008. The average balance of borrowed money increased by $1.7 million, and the average rate paid decreased by 82 basis points when comparing the nine months ended March 31, 2009 and 2008. Average brokered deposits decreased $4.9 million for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. We replaced brokered deposits with Federal Home Loan Bank of Boston (FHLBB) advances, which were significantly lower in cost than the brokered deposits.

Net Interest and Dividend Income

Net interest and dividend income amounted to $3.1 million for the quarter ended March 31, 2009 as compared to $3.0 million for the quarter ended March 31, 2008, an increase of $126,000 or 4.2%. Net interest spread increased 51 basis points to 2.56% as compared to 2.05% and net interest margin increased 24 basis points to 2.85% as compared to 2.61% when comparing the quarters ended March 31, 2009 and 2008.

Net interest and dividend income amounted to $9.6 million for the nine months ended March 31, 2009 as compared to $8.6 million for the nine months ended March 31, 2008, an increase of $943,000 or 10.9%. Net interest spread increased 55 basis points to 2.46% as compared to 1.91% and net interest margin increased 33 basis points to 2.82% as compared to 2.49% when comparing the nine months ended March 31, 2009 and 2008.

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

Provision for Loan Losses

The provision for loan losses amounted to $157,000 for the quarter ended March 31, 2009 with no provision for loan losses for the quarter ended March 31, 2008. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management may consider are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of those conditions. The ratio of the allowance to gross loans outstanding was .77% as of March 31, 2009 compared to 0.72% as of June 30, 2008. Net charge-offs were $25,000 for the quarter ended March 31, 2009.

The provision for loan losses amounted to $754,000 for the nine months ended March 31, 2009 and $47,000 for the nine months ended March 31, 2008. This increase in the level of provision was primarily the result of a single commercial loan charge-off of $400,000 and an increased allocation against the remainder of the portfolio. The ratio of the allowance to gross loans outstanding was 0.77% as of March 31, 2009 compared to 0.72% as of June 30, 2008. Net charge-offs were $492,000 for the nine months ended March 31, 2009.

Noninterest Income (Charge)

Noninterest income amounted to $727,000 for the quarter ended March 31, 2009 as compared to noninterest income of $903,000 for the quarter ended March 31, 2008, a decrease of $176,000 or 19.5%. This decrease was primarily due to OTTI investment write-downs of $75,000 in Lehman Brothers corporate debt and a decrease in net gain on sale of securities of $104,000.

Noninterest charge amounted to $3.3 million for the nine months ended March 31, 2009 as compared to noninterest income of $2.4 million for the nine months ended March 31, 2008, a decrease of $5.8 million or 238.0%. This decrease was primarily due to OTTI investment write-downs of $5.9 million. The write-downs included $3.95 million in Freddie Mac pass-through auction-rate securities issued by trusts consisting solely of Freddie Mac preferred stock and $1.9 million in Lehman Brothers corporate debt. The current carrying values as of March 31, 2009 of the Freddie Mac auction-rate securities and Lehman Brothers corporate debt was $46,000 and $0, respectively. This decrease in the nine months ended March 31, 2009 was partially offset by increased BOLI income of $164,000.

Noninterest Expense

Noninterest expense amounted to $2.64 million for the quarter ended March 31, 2009 as compared to $2.66 million for the quarter ended March 31, 2008, a decrease of $27,000 or 1.0%. Compensation and benefits expense decreased $42,000 or 2.8%. Occupancy and equipment expense increased $5,000 or 1.6%. Data processing, advertising & marketing and other noninterest expense increased $10,000 or 1.2%.

Noninterest expense amounted to $7.8 million for the nine months ended March 31, 2009 as compared to $8.2 million for the nine months ended March 31, 2008, a decrease of $377,000 or 4.6%. Compensation and benefits expense decreased $80,000 or 1.8%. This decrease was primarily due to a reduction in employee stock award expense due to forfeitures. Occupancy and equipment expense decreased $33,000 or 3.7% due primarily to lower depreciation expense and service contracts. Data processing, advertising & marketing and other noninterest expense decreased $264,000 or 9.4% primarily due to decreases in data processing, Director stock awards, postage expense and software depreciation expense. This was partially offset by increases in FDIC assessments and miscellaneous expenses.

Provision for Income Taxes

The income tax expense amounted to $326,000 for the quarter ended March 31, 2009 as compared to $297,000 in income tax expense for the quarter ended March 31, 2008.

The income tax benefit amounted to $998,000 for the nine months ended March 31, 2009 as compared to $669,000 in income tax expense for the nine months ended March 31, 2008. This benefit was due to the $5.9 million of OTTI write-down’s, discussed above.

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

	For the Three Months Ended March 31,
	2009			2008
	(Dollars in thousands)

Interest-earning assets:	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Investment securities	$183,022	$2,602	5.77%	$218,624	$3,001	5.57%
Loans	254,668	3,588	5.71%	241,064	3,743	6.30%
Other earning assets	4,180	1	0.10%	3,724	27	2.94%
Total interest-earnings assets	441,870	6,191	5.68%	463,412	6,771	5.93%
Non-interest-earning assets	35,780			26,228
Total assets	$477,650			$489,640

Interest-bearing liabilities:
NOW accounts	$42,607	222	2.11%	$30,542	208	2.76%
Savings accounts	45,249	57	0.51%	46,291	78	0.68%
Money market accounts	12,443	50	1.63%	15,369	78	2.06%
Time deposits	159,656	1,374	3.49%	154,698	1,775	4.65%
Borrowed money	140,589	1,383	3.99%	149,541	1,653	4.48%
Total interest-bearing liabilities	400,544	3,086	3.12%	396,441	3,792	3.88%
Non-interest-bearing demand deposits	35,412			37,285
Other non-interest-bearing liabilities	5,398			3,796
Capital accounts	36,296			52,118
Total liabilities and capital accounts	$477,650			$489,640

Net interest income		$3,105			$2,979
Interest rate spread			2.56%			2.05%
Net interest-earning assets	$41,326			$66,971
Net interest margin			2.85%			2.61%
Average earning assets to average interest-bearing liabilities			110.32%			116.89%

	For the Nine Months Ended March 31,
	2009			2008
	(Dollars in thousands)

Interest-earning assets:	Average Balance	Interest/ Dividends	Yield/ Cost	Average Balance	Interest/ Dividends	Yield/ Cost
Investment securities	$198,270	$8,185	5.50%	$219,194	$8,890	5.40%
Loans	251,180	11,039	5.85%	239,383	11,460	6.38%
Other earning assets	2,922	14	0.64%	3,405	102	3.99%
Total interest-earnings assets	452,372	19,238	5.67%	461,982	20,452	5.90%
Non-interest-earning assets	31,960			28,099
Total assets	$484,332			$490,081

Interest-bearing liabilities:
NOW accounts	$39,397	670	2.27%	$28,248	572	2.70%
Savings accounts	45,236	194	0.57%	47,641	259	0.72%
Money market accounts	12,262	153	1.66%	16,065	238	1.97%
Time deposits	154,763	4,192	3.61%	154,063	5,428	4.69%
Borrowed money	150,821	4,446	3.93%	149,132	5,315	4.75%
Total interest-bearing liabilities	402,479	9,655	3.20%	395,149	11,812	3.98%
Non-interest-bearing demand deposits	36,189			39,068
Other non-interest-bearing liabilities	4,574			3,741
Capital accounts	41,090			52,123
Total liabilities and capital accounts	$484,332			$490,081

Net interest income		$9,583			$8,640
Interest rate spread			2.47%			1.92%
Net interest-earning assets	$49,893			$66,833
Net interest margin			2.82%			2.49%
Average earning assets to average interest-bearing liabilities			112.40%			116.91%

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

	For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
	Increase(Decrease) Due to
INTEREST INCOME	Rate	Volume	Net

Investment securities	$641	$(1,040)	$(399)
Loans	(1,161)	1,006	(155)
Other interest-earning assets	(47)	21	(26)
TOTAL INTEREST INCOME	(567)	(13)	(580)

INTEREST EXPENSE:

NOW accounts	(243)	257	14
Savings accounts	(19)	(2)	(21)
Money Market accounts	(15)	(13)	(28)
Time deposits	(764)	363	(401)
Other borrowed money	(175)	(95)	(270)
TOTAL INTEREST INCOME	(1,216)	510	(706)

CHANGE IN NET INTEREST INCOME	$649	$(523)	$126

	For the Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008
	Increase(Decrease) Due to
INTEREST INCOME	Rate	Volume	Net

Investment securities	$245	$(950)	$(705)
Loans	(1,203)	782	(421)
Other interest-earning assets	(75)	(13)	(88)
TOTAL INTEREST INCOME	(1,033)	(181)	(1,214)

INTEREST EXPENSE:

NOW accounts	(145)	243	98
Savings accounts	(52)	(13)	(65)
Money Market accounts	(34)	(51)	(85)
Time deposits	(1,277)	41	(1,236)
Other borrowed money	(966)	97	(869)
TOTAL INTEREST INCOME	(2,474)	317	(2,157)

CHANGE IN NET INTEREST INCOME	$1,441	$(498)	$943

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

          Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at June 30, 2008 and December 31, 2008.

Net Interest Income At-Risk
Change in Interest Rates (Basis Points)	Estimated Increase (Decrease) in NII December 31, 2008	Estimated Increase (Decrease) in NII June 30, 2008

Stable
+ 100	-2.20%	-2.75%
+ 200	-6.73%	-7.48%

          The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables. We do not believe that there has been a material change in our NII position between December 31, 2008 and March 31, 2009.

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

          The tables below set forth, at December 31, 2008, indicated the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc. We do not believe that there has been a material change in our NPV position between December 31, 2008 and March 31, 2009.

				NPV as a Percentage of Present
		Estimated Increase (Decrease) in		Value of Assets (3)
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$19,978	$(13,356)	-40%	4.28%	-248
+200	$26,776	$(6,558)	-20%	5.60%	-115
+100	$30,831	$(2,504)	-8%	6.34%	-41
0	$33,334	$—	0%	6.75%	0
-100	$32,457	$(877)	-3%	6.52%	-23

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of March 31, 2009 of $130.5 million with unused borrowing capacity of $70.8 million. The Bank had no brokered certificates of deposits as of March 31, 2009. The Bank has an internal limit of wholesale borrowings to total assets ratio of 40.0%. As of March 31, 2009, the ratio of wholesale borrowings to total assets was 27.4%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the nine months ended March 31, 2009 and 2008, the Bank originated loans for the portfolio net of principal payments of $18.6 million and $8.8 million, respectively. Purchases of securities totaled $7.1 million and $55.2 million, for the nine months ended March 31, 2009 and 2008, respectively.

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

Certificates of deposits totaled $160.6 million at March 31, 2009. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at March 31, 2009 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.14%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	11.86%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	11.29%

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

For the quarter ended March 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no material changes to the risk factors described in the Company’s previous filings with the Securities and Exchange Commission.

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

PSB HOLDINGS, INC.
(Registrant)

Date	May 15, 2009	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date	May 15, 2009	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer