Form 10-K
period 2009-06-30
PSB Holdings, Inc.
filed 2009-09-28
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50970

PSB Holdings, Inc.
(Name of Registrant as Specified in its Charter)

Federal	42-1597948
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
40 Main Street, Putnam, Connecticut	06260
(Address of Principal Executive Office)	(Zip Code)

(860) 928-6501
(Registrant’s Telephone Number including area code)

Securities Registered Under to Section 12(b) of the Act:
Common Stock, par value $0.10 per share
(Title of Class)
The NASDAQ Stock Market LLC
(Name of exchange on which registered)
Securities Registered Under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.
(1) YES ☒ NO ☐
(2) YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 31, 2008 ($4.05) was $7.4 million.

As of August 31, 2009, there were 6,529,209 shares outstanding of the Registrant’s Common Stock, including 3,729,846 shares owned by Putnam Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.     Proxy Statement for the 2009 Annual Meeting of Stockholders (Part II and III)

PSB HOLDINGS, INC.
FORM 10-K

PART I

ITEM 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

PSB Holdings, Inc.

PSB Holdings, Inc. is the federally chartered stock holding company of Putnam Bank, and owns 100% of the common stock of Putnam Bank. PSB Holdings, Inc. also owns investment securities valued at $1.5 million as of June 30, 2009. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501. 57.1% of the outstanding stock of PSB Holdings, Inc. is owned by Putnam Bancorp, MHC.

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

Putnam Bank

Putnam Bank was originally founded in 1862 as a state-chartered mutual savings bank. In October 2004, the Bank converted to a federally chartered stock savings bank in connection with the offering of common stock by PSB Holdings, Inc. The Bank is headquartered at 40 Main Street in Putnam, Connecticut and conducts substantially all of its business from eight full-service banking offices and one loan origination center. In addition, the Bank maintains a “Special Needs Limited Branch” and a “Limited Service (Mobile) Branch.” The telephone number at the Bank’s main office is (860) 928-6501.

Available Information

PSB Holdings, Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Our website address is www.putnambank.com. Information on our website should not be considered a part of this annual report.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2008, based on the FDIC’s annual Summary of Deposits Report (the most current data available), our market share of deposits represented 18.6% of deposits in Windham County and 1.12% in New London County.

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

Market Area

We operate in a primarily rural market area that has a stable population and household base. We currently operate out of eight offices, which are located in Windham County and New London County, Connecticut. According to a recent census report, from 2000 to 2009, the population of Windham and New London Counties increased by 0.9% and 0.4% annually while the population of the United States increased by 1.1% on an annual basis. During the same period, the number of households in Windham and New London Counties increased 0.9% and 0.6% on an annual basis, compared to the United States increase of 1.1% annually. In 2009, per capita income for Windham County was $25,710, and the median household income was $57,628. In the same year, per capita income for New London County was $30,948, and the median household income was $65,136. These compare to per capita income for the State of Connecticut and the United States of $36,066 and $27,277, respectively, and median household income of $70,949 and $54,719, respectively.

Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east). New London County is to the south of Windham County, located in the Southeastern corner of Connecticut. Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts. Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and government. These three sectors comprise approximately 66% of the employment base in Windham County. The same three sectors comprise a higher 74% of the employment base in New London County; however, approximately 28% of the employment base is employed by the government sector. Windham County’s June 2009 unemployment rate of 9.0% was higher than the New London County unemployment rate of 7.6%, higher than the comparable Connecticut unemployment rate of 8.0%, but slightly lower than the national unemployment rate of 9.5%. The national, Connecticut, Windham County and New London County’s June 2009 unemployment rates were all higher than their June 2008 unemployment rates of 5.6%, 5.5%, 6.7%, and 5.6%. Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations. Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland and the Rhode Island and Massachusetts communities adjacent to Windham County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real estate. We retain most of the loans that we originate. However, we generally sell long-term fixed rate loans in the secondary market. When we sell loans, we generally retain the servicing rights for such loans. One- to four-family residential real estate mortgage loans (including home equity loans and lines of credit) represented $200.7 million, or 74.6%, of our loan portfolio at June 30, 2009. We also offer commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans (primarily secured by single-family properties) and consumer loans. At June 30, 2009, commercial real estate loans totaled $56.5 million, or 21.0% of our loan portfolio, commercial loans totaled $8.9 million, or 3.3% of our loan portfolio, construction mortgage loans totaled $1.9 million, or 0.7% of our loan portfolio and consumer loans, consisting primarily of auto loans and secured personal loans, totaled $1.1 million, or 0.4% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at June 30,

	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
Residential (1)	$200,680	74.57%	$181,978	72.59%	$168,126	69.86%	$147,706	71.50%	$127,520	74.75%
Commercial real estate	56,500	20.99	55,406	22.10	59,274	24.63	48,210	23.34	32,685	19.16
Residential construction	1,887	0.70	3,223	1.29	5,376	2.23	3,551	1.72	4,778	2.80
Commercial	8,958	3.33	8,687	3.46	6,449	2.68	5,693	2.76	4,561	2.67
Consumer and other	1,097	0.41	1,394	0.56	1,439	0.60	1,410	0.68	1,044	0.62

Total loans	$269,122	100.00%	$250,688	100.00%	$240,664	100.00%	$206,570	100.00%	$170,588	100.00%

Unadvanced construction loans	(2,929)		(6,522)		(8,264)		(5,486)		(4,220)
	266,193		244,166		232,400		201,084		166,368
Net deferred loan costs	324		320		282		35		(3)
Allowance for loan losses	(2,200)		(1,758)		(1,780)		(1,582)		(1,359)

Loans, net	$264,317		$242,728		$230,902		$199,537		$165,006

(1)           Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2009. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential (1)		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other Loans		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,

2010	$39,353	4.76%	$25,123	6.02%	$1,283	5.81%	$4,877	4.62%	$567	6.34%	$71,203	5.23%

2011	16,502	5.57%	6,028	6.81%	—	—	1,759	5.73%	241	7.77%	24,530	5.91%

2012	18,586	5.65%	6,172	7.77%	—	—	368	6.34%	136	7.71%	25,262	6.19%

2013 to 2014	28,706	5.78%	10,476	7.06%	—	—	1,570	5.04%	96	7.62%	40,848	6.08%

2015 to 2019	37,034	5.71%	5,045	6.71%	—	—	384	4.92%	8	7.31%	42,471	5.82%

2020 and beyond	60,499	5.71%	1,331	6.95%	—	—	—	—	49	3.52%	61,879	5.73%

Total	$200,680	5.52%	$54,175	6.60%	$1,283	5.81%	$8,958	5.00%	$1,097	6.82%	$266,193	5.73%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2009 that are contractually due after June 30, 2010.

	Fixed	Adjustable	Total
	(In thousands)
Mortgage Loans:
Residential (1)	$113,055	$48,272	$161,327
Commercial real estate	25,214	3,838	29,052
Commercial	2,839	1,242	4,081
Consumer and other	485	45	530

Total	$141,593	$53,397	$194,990

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

At June 30, 2009, the total amount of loans that have fixed interest rates was $155.6 million, and the total amount of loans due after that date that have floating or adjustable interest rates was $110.6 million.

Residential Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Windham County and New London County. At June 30, 2009, $200.7 million, or 74.6% of our loan portfolio, consisted of one- to four-family residential mortgage loans. Included within these one- to four-family loans at June 30, 2009 were $18.8 million of home equity loans and $11.7 million of home equity lines of credit. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate mortgage loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential mortgage loans are underwritten according to Fannie Mae policies and procedures. Fixed rate residential mortgage loans with terms of more than 15 years are generally sold in the secondary market, while bi-weekly mortgages are generally retained in our portfolio. Bi-weekly mortgages are loans that require payments be made every two weeks. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $55.3 million of fixed rate one- to four-family residential loans during the year ended June 30, 2009, of which $14.6 million were sold in the secondary market

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $14.4 million of adjustable rate one- to four-family residential loans during the year ended June 30, 2009, of which $271,000 was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2009, $80.9 million, or 40.3%, of our one- to four-family residential loans had adjustable rates of interest.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2009, our largest residential mortgage loan had a principal balance of $700,000 and was secured by a residence located in our primary market area. This loan was performing in accordance with its repayment terms.

We also offer home equity loans and home equity of lines of credit, both of which are secured by owner-occupied one- to four-family residences. At June 30, 2009, home equity loans and equity lines of credit totaled $30.5 million, or 15.2% of our residential mortgage loans and 11.5% of total loans. Additionally, at June 30, 2009, the unadvanced amounts of home equity lines of credit totaled $10.4 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 14.25%.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans that are generally secured by five unit or more apartment buildings, construction loans and loans on properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. We also offer real estate development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one- to four-family residential properties. At June 30, 2009, commercial mortgage loans totaled $56.5 million, which amounted to 21.0% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2009 was $5.5 million. Our commercial real estate loans may be made with terms of up to five years with 20 year amortization schedules and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2009 was a performing $2.8 million loan secured by property located in our primary market area.

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

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2009, construction mortgage loans totaled $1.9 million, or 0.7%, of total loans. At June 30, 2009, the unadvanced portion of these construction loans totaled $604,000.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the construction loan converts to a permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2009, our largest outstanding residential construction mortgage loan commitment was for $535,000, $404,000 of which was outstanding. This loan was performing according to its terms at June 30, 2009. Construction loans to individuals are generally made on the same terms as our one- to four-family mortgage loans.

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

CommercialLoans. At June 30, 2009, we had $8.9 million in commercial loans which amounted to 3.3% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2009, our largest commercial loan was a $2.0 million loan secured by business assets located in our primary market area. This loan was performing according to its terms at June 30, 2009.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $1.1 million, or 0.4% of our total loan portfolio, at June 30, 2009.

Origination, Purchase, Sale and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our eight branch offices and one loan origination center. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

Generally, we retain in our portfolio all bi-weekly loans and other loans that we originate, with the exception of longer-term, fixed rate one- to four-family mortgage loans. The one- to four-family loans that we currently originate for sale include mortgage loans which conform to the underwriting standards specified by Fannie Mae. We also sell all mortgage loans insured by CHFA, FHA, VA and Rural Development. Generally, all one- to four-family loans that we sell are sold pursuant to master commitments negotiated with Fannie Mae. Generally, we sell our loans without recourse. We generally retain the servicing rights on the mortgage loans sold to Fannie Mae, but sell all CHFA, VA, FHA and Rural Development loans on a servicing-released basis.

At June 30, 2009, Putnam Bank was servicing loans sold in the amount of $29.7 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2009, we originated $69.7 million of fixed rate and adjustable rate one-to four-family loans, of which $54.8 million were retained by us. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At June 30, 2009, our regulatory limit on loans to one borrower was $5.5 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $3.7 million. The loans comprising this lending relationship were performing in accordance with their terms as of June 30, 2009.

Delinquencies and Classified Assets

Collection Procedures A computer-generated delinquency notice is mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes 60 days delinquent, Putnam Bank sends a letter advising the borrower of the delinquency. The borrower is given 30 days to pay the delinquent payments or to contact Putnam Bank to make arrangements to bring the loan current over a longer period of time. If the borrower fails to bring the loan current in 30 days or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure proceedings are started. We may consider forbearance in cases of a temporary loss of income if a plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Nonaccrual is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. All non-commercial mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become more than 90 days delinquent. Commercial loans are evaluated for non-accrual status on a case-by-case basis. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Other real estate owned is included in non-performing assets. At June 30, 2009, the Company had non-performing loans of $6.4 million and a ratio of non-performing loans to total loans of 2.40%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO is charged against earnings. At June 30, 2009, the Company had OREO of $1.2 million and its ratio of non-performing assets to total assets was 1.61%.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. As of June 30, 2009, the Company had $723,000 in troubled debt restructurings (generally loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates). There were no troubled debt restructurings for the other dates presented. A loan classified in the table below as “non-accrual” does not necessarily mean that such loan is or has been delinquent. Once a loan is more than 90 days delinquent or the borrower or collateral securing the loan experiences an event that makes collectability suspect, the loan is placed on “non-accrual” status. Our policies require six months of continuous payments in order for the loan to be removed from non-accrual status.

	2009		2008		At June 30, 2007	2006	2005
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans (1)	$1,277		$—		$55	$63	$86
Commercial real estate	5,073		982		1,480	1,313	—
Residential construction	—		—		—	—	—
Commercial	99		—		3	—	—
Consumer and other	—		—		—	—	—
Total	6,449	(2)	982	(2)	1,538	1,376	86
Accruing loans past due over 90 days:
Residential mortgage loans (1)	—		—		—	—	—
Commercial real estate	—		470		—	75	—
Residential construction	—		—		—	—	—
Commercial	—		—		—	—	—
Consumer and other	—		—		—	—	—
Total	—		470		—	75	—
Total non-performing loans	6,449		1,452		1,538	1,451	86
Real estate owned	1,211		—		—	—	—
Other non-performing assets	46		—		—	—	—
Total non-performing assets	7,706		1,452		1,538	1,451	86
Trouble debt restructurings in compliance with restructure terms	259		—		—	—	—
Troubled debt restructures and total non-performing assets	$7,965		$1,452		$1,538	$1,451	$86
Total non-performing loans to total loans	2.40%		0.58%		0.64%	0.70%	0.05%
Total non-performing loans to total assets	1.35		0.29		0.31	0.31	0.03
Total non-performing assets and troubled debt restructurings to total assets	1.67		0.29		0.31	0.31	0.03

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)
The gross interest income that would have been reported if the loans had performed in accordance with their original terms was $389,000 and $116,000 for the years ended June 30, 2009 and 2008, respectively. Actual income recognized in income was $136,000 and $12,000 for the years ended June 30, 2009 and 2008, respectively.

Total non-performing assets increased $6.2 million to $7.7 million at June 30, 2009 from $1.5 million at June 30, 2008. Non-performing assets as of June 30, 2009 consisted of $1.2 million in Other Real Estate Owned which reflects the repossession of one condominium development project, $46,000 in Freddie Mac auction-rate trust preferred securities and $6.4 million in non-performing loans. These loans consisted of 4 residential loans totaling $1.3 million, 2 commercial and industrial loans totaling $97,000 and 17 commercial real estate loans totaling $5.1 million. Non-performing assets as of June 30, 2008 consisted of 7 commercial real estate loans totaling $1.5 million. Three of these loans continue to be classified as non-performing as of June 30, 2009.

The Bank’s increase in non-performing loans is a direct correlation to the deteriorating real estate climate. Management is focused on working with borrowers and guarantors to resolve these trends by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal in file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and Loan Review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged. The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparisons of Operating Results for the Fiscal Years Ended June 30, 2009 and 2008.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At June 30, 2009
Residential (1)	3	$581	—	$—		3	$581
Commercial real estate	4	2,024	—	—		4	2,024
Residential construction	—	—	—	—		—	—
Commercial	—	—	—	—		—	—
Consumer and other loans	—	—	—	—		—	—
Total	7	$2,605	—	$—		7	$2,605

At June 30, 2008
Residential (1)	—	$—	—	$—		—	$—
Commercial real estate	6	1,289	11	2,859		17	4,148
Residential construction	—	—	—	—		—	—
Commercial	1	45	1	195		2	240
Consumer and other loans	—	—	—	—		—	—
Total	7	$1,334	12	$3,054	(2)	19	$4,388

At June 30, 2007
Residential (1)	—	$—	1	$16		1	$16
Commercial real estate	1	128	—	—		1	128
Residential construction	—	—	—	—		—	—
Commercial	—	—	1	3		1	3
Consumer and other loans	—	—	—	—		—	—
Total	1	$128	2	$19		3	$147

At June 30, 2006
Residential (1)	3	$133	—	$—		3	$133
Commercial real estate	1	633	2	755		3	1,388
Residential construction	—	—	—	—		—	—
Commercial	—	—	—	—		—	—
Consumer and other loans	—	—	—	—		—	—
Total	4	$766	2	$755		6	$1,521

At June 30, 2005
Residential (1)	1	$13	—	$—		1	$13
Commercial real estate	—	—	—	—		—	—
Residential construction	—	—	—	—		—	—
Commercial	1	195	—	—		1	195
Consumer and other loans	—	—	—	—		—	—
Total	2	$208	—	$—		2	$208

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)
The difference in loans delinquent 90 days and over and non-performing loans as of June 30, 2009 is primarily related to completion of underwriting for renewals and obtaining current financial information from borrowers, with these loans otherwise performing as agreed.

Classified Assets. The Office of Thrift Supervision regulations and the Bank’s internal policies require that management utilize an internal asset classification system to monitor and evaluate the credit risk inherent in its loan portfolio. The bank currently classifies problem and potential problem assets as “substandard”, “doubtful”, “loss” or “special mention.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable, and there is a high probability of loss. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated “special mention.”

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

On the basis of management’s review of its assets, at June 30, 2009 we had classified $11.1 million of our loans as substandard. Of these loans, $6.4 million were considered non-performing and included in the table of Non-Performing Assets. At June 30, 2009, none of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent or is otherwise identified as a problem, we may establish a specific loan loss allowance based on a review of among other things, delinquency status, size of loans, type and market value of collateral and financial condition, of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on nonaccrual commercial loans are applied first to principal. The allowance for loan losses as of June 30, 2009 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews our allowance for loan losses. This agency may require that we recognize additions to the allowance based on its judgment of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$1,758	$1,780	$1,582	$1,359	$1,285
Provision for loan losses	967	51	264	200	135
Charge offs:
Residential (1)	(53)	—	—	—	—
Commercial real estate	(400)	—	(26)	(10)	—
Residential construction	—	—	—	—	—
Commercial	—	(27)	—	—	—
Consumer and other	(118)	(97)	(86)	(72)	(5)
Total charge-offs	(571)	(124)	(112)	(82)	(5)
Recoveries:
Residential (1)	1	—	—	—	—
Commercial real estate	—	10	—	—	26
Residential construction	—	—	—	—	—
Commercial	5	4	19	—	4
Consumer and other	40	37	27	7	12
Total recoveries	46	51	46	7	42
Net (charge-offs) recoveries	(525)	(73)	(66)	(75)	37
Transfer to allowance for off-balance sheet items	—	—	—	98	(98)
Allowance at end of year	$2,200	$1,758	$1,780	$1,582	$1,359

Ratios:
Allowance for loan losses to non-performing loans at end of year	34.11%	121.07%	115.73%	109.03%	1,580.23%
Allowance for loan losses to total loans outstanding at the end of the year	0.82%	0.70%	0.74%	0.77%	0.80%
Net charge-offs to average loans outstanding	0.21%	0.03%	0.03%	0.04%	0.00%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the percent of the allowance for a category to the total allowance, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
At June 30, 2009
Residential mortgages (1)	$1,085	49.32%	75.27%
Commercial loans (2)	1,016	46.18	24.32
Consumer loans	11	0.50	0.41
Unallocated	88	4.00	—
Total allowance for loan losses	$2,200	100.00%	100.00%

At June 30, 2008
Residential mortgages (1)	$842	47.89%	73.88%
Commercial loans (2)	845	48.07	25.56
Consumer loans	15	0.85	0.56
Unallocated	56	3.19	—
Total allowance for loan losses	$1,758	100.00%	100.00%

At June 30, 2007
Residential mortgages (1)	$919	51.63%	72.09%
Commercial loans (2)	788	44.27	27.31
Consumer loans	25	1.40	0.60
Unallocated	48	2.70	—
Total allowance for loan losses	$1,780	100.00%	100.00%

At June 30, 2006
Residential mortgages (1)	$570	36.03%	73.22%
Commercial loans (2)	978	61.82	26.10
Consumer loans	29	1.83	0.68
Unallocated	5	0.32	—
Total allowance for loan losses	$1,582	100.00%	100.00%

At June 30, 2005
Residential mortgages (1)	$491	36.13%	77.55%
Commercial loans (2)	722	53.13	21.83
Consumer loans	16	1.18	0.62
Unallocated	130	9.56	—
Total allowance for loan losses	$1,359	100.00%	100.00%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial & industrial loans.

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

The investment policy is consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings. During the fiscal year ended June 30, 2009, the Company recognized write-downs of investments of $15.97 million. The write-downs consisted of $9.79 million in private label CMOs, $3.95 million in Freddie Mac pass-through auction-rate securities issued by trusts consisting solely of Freddie Mac preferred stock, $320,000 in CIT Group corporate debt and $1.91 million in Lehman Brothers corporate debt.

U.S. Government and Agency Obligations. At June 30, 2009, the Company’s U.S. Government and Agency securities portfolio classified as available-for-sale totaled $19.7 million, or 11.8% of total securities. At June 30, 2009, the Company’s U.S. Government and Agency securities portfolio classified as held-to-maturity totaled $2.0 million, or 1.2% of total securities. There were no structured notes in the portfolio. While U.S. Government and Agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Corporate Bonds. At June 30, 2009, the Company’s corporate bond portfolio totaled $9.3 million, or 5.6% of total securities, all of which was classified as available-for-sale. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated “A-” or better by a nationally recognized rating agency. If the bond rating goes below investment grade, then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment.

Mortgage-Backed Securities. The Company purchases mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae. The Company also invests in collateralized mortgage obligations (CMOs), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae, or private issuers such as Washington Mutual and Countrywide Home Loans. All private issuer CMOs were rated AAA at time of purchase.

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

At June 30, 2009, mortgage-backed securities totaled $123.6 million, or 74.1% of total securities, all of which were classified as available-for-sale.  At June 30, 2009, 39.6% of the mortgage-backed securities were backed by adjustable rate loans and 60.4% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 5.29% at June 30, 2009. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Marketable Equity Securities. At June 30, 2009, our equity securities portfolio totaled $12.4 million, or 7.4% of total securities, all of which were classified as available-for-sale. At June 30, 2009, the portfolio consisted of auction-rate trust preferred securities (“ARP”). Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. At June 30, 2009, our investments in auction-rate trust preferred securities consisted of investments in five corporate issuers. These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies, generally other financial institutions (“collateral preferred shares”). The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the Trust holding the Preferred shares.

In most cases, the trusts which issued the ARP certificates own various callable preferred shares of stock by a single entity. In addition to the call dates for redemption established by the collateral preferred shares, each trust has a maturity date upon which the trust itself will terminate. The value of the remaining collateral preferred shares is not guaranteed, and may be more or less than the stated par value of the collateral preferred shares, and is dependent on the market value of those collateral preferred shares on the date of the trust’s maturity.

The certificates issued by the trusts previously traded in an active, open auction market, with each individual trust establishing the frequency of its auctions, typically every 90 days (the “reset date”). The results of an auction would be the exchange of certificates, at par, between participants entering or exiting the market, and resetting of the yield to be earned by holders of the Class A certificates as well as the holders of other classes of trust certificates.

Beginning in February 2008, auctions for these securities began to fail when investors declined to bid on the securities. Five of the largest investment banks that make a market in these securities (Merrill Lynch, Citigroup, USB, AG and Morgan Stanley) declined to act as bidders of last resort, as they had in the past. The auction failures did not result in the loss of any principal value to the certificate holders, but prevented many sellers from exiting, or redeeming, their certificates at the reset date. These unsuccessful sellers were required to continue to hold the certificates until the next scheduled reset date. To compensate these unsuccessful sellers, the failed auctions triggered a penalty-rate feature which provided that owners of the Class A certificates were entitled to a higher portion of the dividends, and thus a higher yield, on the Class A certificates.

During this time, the Company attempted to divest itself of the ARPs, but was prevented from doing so due to the continued failure of the auction market. The Company continued to carry its investments at par value, despite the increased liquidity risk, because the credit strength of the issuers of the collateral preferred shares remained high, and the yield remained above-market.

On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks. Putnam Bank owns $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008. The current book value of this investment as of June 30, 2009 was $46,000.

The turmoil in the financial markets caused the value of the underlying collateral preferred shares to decline dramatically. Market values for the ARPs from Merrill Lynch, the Company’s safekeeping agent, also declined, and the Company recorded a temporary impairment adjustment to the carrying value of the ARPs which are classified as available-for-sale. A temporary impairment reduces the carrying value of the investment security with an offsetting reduction in the capital accounts of the Company.

The Company had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market. As a result, during the quarter ended June 30, 2009, the Company modified its methodology for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield earned by the Company through the Class A certificates compared with the nominal rate available to a direct owner of the collateral preferred shares. The Company continued to record a temporary impairment adjustment on the ARPs, primarily due to the depressed market values of the underlying collateral preferred shares.

The Company adopted FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” in the second quarter of 2009. The Company concluded that the market value of the underlying collateral preferred shares did not represent orderly transactions and adopted the use of a discounted cash flow model to determine if there was any other-than-temporary impairment of its investments in the ARPs. The resulting discounted cash flow for each of ARP classified as Level 3 showed no impairment in the fair value of the securities.

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Pitney Bowes	Merrill Lynch	Bank of America	Freddie Mac	Freddie Mac
Par amount	$3,000,000	$5,000,000	$5,000,000	$2,000,000	$2,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$5,000,000	$2,000,000	$23,000	$23,000
Purchase Date	12-12-07	11-06-06	09-04-07	11-20-07	11-09-07	01-03-08
Maturity Date	08-23-26	06-30-20	05-28-27	08-17-47	06-30-20	06-30-20
Next Reset Date	08-21-09	10-30-09	08-27-09	08-14-09	07-10-09	07-03-09
Reset Frequency	Quarterly	Three years	Quarterly	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	No	Yes	Yes	Yes	Yes
Receiving Default Rates	Yes	N/A	Yes	Yes	No	No
Current Rate	4.444%	4.872%	4.684%	4.850%	0.000%	0.000%
Dividends Current:	Yes	Yes	Yes	Yes	No	No

The Bank’s entire auction rate preferred securities holdings, except for Pitney Bowes, had failed auctions for the past fiscal year. Pitney Bowes was purchased in November 2006 with a term of three years to the first reset.

Federal Home Loan Bank Stock. At June 30, 2009, the Company owned $8.1 million of Federal Home Loan Bank stock. This stock is classified as held-to-maturity. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of June 30, 2009, consistent with its accounting policies. The regional banks within the Federal Home Loan Bank System have experienced higher levels of other-than-temporary impairment in their private label mortgage-backed securities and home equity loans, which has raised concerns about whether their capital levels could be reduced below regulatory requirements. In response to unprecedented market conditions and potential future losses, the FHLB has implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. The Company anticipates a decline in the dividend yield on its holdings in FHLB stock since the FHLB announced that dividend payments in 2009 are unlikely. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of FHLB stock held by the Bank. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Boston, the actions taken by the FHLB of Boston to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Moody’s Investor Service has affirmed the FHLB of Boston’s credit rating of Aaa on July 7, 2009. Even though the Company did not recognize an other-than-temporary impairment loss during the fiscal year ended June 30, 2009, continued deterioration in the FHLB of Boston’s financial position may result in future impairment losses.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated,

			At June 30,
	2009		2008		2007
	Carrying Value	Percent of total	Carrying Value	Percent of total	Carrying Value	Percent of total

(Dollars in thousands)
Securities, available for sale:
U.S. Government and agency securities	$19,667	11.8%	$19,472	9.2%	$44,679	20.7%
State agency and municipal obligations	—	—%	4,547	2.1%	9,382	4.4%
Corporate bonds and other securities	9,263	5.6%	17,214	8.1%	20,937	9.7%
Mortgage-backed securities	123,596	74.0%	151,850	71.6%	135,324	62.9%
Equity securities	12,362	7.4%	19,000	9.0%	5,000	2.3%
Total securities, available for sale	164,888	98.8%	212,083	100.0%	215,322	100.0%
Securities, held-to-maturity:
U.S. Government and agency securities	2,000	1.2%	—	—%	—	—%
Total securities	$166,888	100.0%	$212,083	100.0%	$215,322	100.0%

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2009, mortgage-backed securities with adjustable rates totaled $49.0 million.

	In One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
(Dollars in thousands)
Securities available-for-sale:

U.S. Government and agency securities	$—	$3,946	$1,026	$14,695	$19,667

Corporate debt securities	1,951	2,776	—	4,536	$9,263

Mortgage-backed securities	—	4,878	7,617	111,101	$123,596

Total debt securities	1,951	11,600	8,643	130,332	152,526

Equity securities	—	—	—	12,362	$12,362

Total securities available-for-sale	$1,951	$11,600	$8,643	$142,694	$164,888

Securities held-to-maturity:
U.S. Government and agency securities	—	—	—	2,000	$2,000

Total securities	$1,951	$11,600	$8,643	$144,694	$166,888
Weighted average yield	5.33%	4.80%	4.83%	5.21%	5.16%

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2009, $156.1 million, or 50.7%, of our deposit accounts were certificates of deposit, of which $104.4 million had maturities of one year or less.

The following table sets forth the distribution of total deposit accounts, by account type, for the years indicated.

	For the Year Ended June 30,
	2009			2008			2007
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Demand deposits	$36,219	12.39%	—%	$38,846	13.64%	—%	$40,264	13.82%	—%
NOW accounts	42,360	14.49	1.90	29,813	10.47	2.37	24,798	8.51	1.83
Regular savings	45,684	15.63	0.46	47,397	16.64	0.60	51,652	17.72	0.74
Money market accounts	12,006	4.10	1.08	15,496	5.44	1.70	20,210	6.94	1.84
Club accounts	261	0.09	3.79	250	0.09	4.17	243	0.08	4.17
	136,530	46.70	0.85	131,802	46.28	0.96	137,167	47.07	0.89
Certificates of deposit	155,813	53.30	3.27	153,012	53.72	3.87	154,258	52.93	4.66
Total	$292,343	100.00%	2.14%	$284,814	100.00%	2.52%	$291,425	100.00%	2.88%

As of June 30, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $62.3 million. The following table sets forth the maturity of those certificates as of June 30, 2009.

Maturity Period	At June 30, 2009
(In thousands)

Three months or less	$24,462
Over three through six months	8,254
Over six months through one year	11,940
Over one year through three years	10,755
Over three years	6,902
Total	$62,313

Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston, and repurchase agreements. At June 30, 2009, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $79.6 million. At June 30, 2009, retail repurchase agreements were $4.5 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At and For The Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end during the year:
FHLB advances	$150,204	$152,236	$137,883
Repurchase Agreements with other companies	—	—	1,722
Repurchase Agreements with customers	8,637	6,406	5,389

Average advances outstanding during the year:
FHLB advances	140,685	145,691	126,524
Repurchase Agreements with other companies	—	—	754
Repurchase Agreements with customers	5,535	4,603	3,331

Balance outstanding at end of year:
FHLB advances	120,500	150,215	137,883
Repurchase Agreements with other companies	—	—	—
Repurchase Agreements with customers	4,471	6,406	3,974

Weighted average interest rate during the year:
FHLB advances	4.05%	4.62%	5.19%
Repurchase Agreements with other companies	—	—	5.40
Repurchase Agreements with customers	2.28	2.84	3.92

Weighted average interest rate at end of year:
FHLB advances	4.06%	3.95%	4.98%
Repurchase Agreements with other companies	—	—	—
Repurchase Agreements with customers	2.30	2.17	3.97

Subsidiary Activities

PSB Holdings Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2009, Windham North Properties, LLC, owned one such property. PSB Realty, LLC owns a single parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate. Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2009, we had 83 full-time employees and 33 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2009 Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2009, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At June 30, 2009, PSB Holdings, Inc. had $156,000 of AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2009, Putnam Bank had no net operating loss carry forwards for federal income tax purposes.

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

At June 30, 2009, Putnam Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2009, Putnam Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At June 30, 2009, Putnam Bank satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years still available for dividend;

●	the association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

●	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

●	the association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

●	critically undercapitalized (less than 2% tangible capital).

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

At June 30, 2009, Putnam Bank met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the Federal Deposit Insurance Corporation issued a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that will alter the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the Federal Deposit Insurance Corporation issued a final rule that imposed a special five basis points assessment on each Federal Deposit Insurance Corporation -insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment is capped at 10 basis points of an institution’s domestic deposits. Future special assessments could also be assessed. We incurred expense of $221,000 during the quarter ended June 30, 2009 as a result of the special assessment.

Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program, which guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on Federal Deposit Insurance Corporation-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. We opted not to participate in this part of the Temporary Liquidity Guarantee Program.

The other component of the Temporary Liquidity Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. We opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment by the U.S. Treasury Department in perpetual preferred stock of qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We opted not to participate in the CPP.

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

Federal Home Loan Bank System. Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Putnam Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2009, Putnam Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2009, Putnam Bank was in compliance with these reserve requirements.

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

Waivers of Dividends by Putnam Bancorp, MHC. Office of Thrift Supervision regulations require Putnam Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from PSB Holdings, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case- by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; and (ii) The waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank. Except for the receipt of $411,000, Putnam Bancorp, MHC has waived all dividends paid by PSB Holdings, Inc. and is expected to do so in the future. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Putnam Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Putnam Bancorp, MHC converts to stock form.

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

Reports to Security Holders

PSB Holdings, Inc. files annual and quarterly reports with the SEC on Forms 10-K and 10-Q, respectively. PSB Holdings, Inc. also files current reports on the Form 8-K with the SEC. Finally, PSB Holdings, Inc. files preliminary and definitive proxy materials with the SEC.

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

ITEM 1A.	Risk Factors

We could record future losses on our investment securities portfolio.

A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an additional impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, continued failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of the trust preferred securities could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

The United States economy is in a deep recession. A prolonged economic downturn, especially one affecting our geographic market area, would likely adversely affect our business and financial results.

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets during the latter half of 2007 and during 2008 and 2009, with the expectation of the general economic downturn continuing through the remainder of 2009 and into 2010. Loan portfolio quality has deteriorated at many institutions, reflecting in part, the deteriorating U.S. economy and rising unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate slump also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.

Specifically, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that noncurrent assets plus other real estate owned as a percentage of assets for FDIC insured financial institutions rose to 2.77% as of June 30, 2009, compared to 0.95% as of December 31, 2007. For the six months ended June 30, 2009, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that annualized return on average assets was 0.04% for FDIC insured financial institutions compared to 0.81% for the year ended December 31, 2007. The NASDAQ Bank Index declined 42.0% between December 31, 2007 and June 30, 2009.

Continued negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Further, continued declines in the stock market in general, or for stock of financial institutions and their holding companies, could affect our stock performance.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

In response to the developments described above, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Bank regulatory agencies, such as the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws, regulations, and other regulatory changes may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Concentration of loans in our primary market area, which has recently experienced an economic downturn, may increase risk.

Our success depends primarily on the general economic conditions in the State of Connecticut, as nearly all of our loans are to customers in the state. Accordingly, the local economic conditions in the State of Connecticut have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. In addition, recently some of our larger financial institution competitors, offer loans with lower interest rates on more attractive terms than those offered by Putnam Bank, which we expect to continue in the foreseeable future. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by our competition may limit our ability to increase our interest earning assets. For additional information see “Business of Putnam Bank—Competition.”

Because We Intend to Increase Our Commercial Real Estate and Commercial Loan Originations, Our Lending Risk Will Increase and Downturns in the Real Estate Market or Local Economy Could Adversely Affect Our Earnings.

Commercial real estate and commercial loans generally have more risk than residential mortgage loans. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Commercial real estate and commercial loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business thereby increasing the risk of nonperforming loans. As our commercial real estate and commercial loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

If Economic Conditions Deteriorate, Our Results of Operations and Financial Condition Could Be Adversely Affected as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we originate a significant number of mortgage loans secured by residential real estate, decreases in real estate values could adversely affect the value of property used as collateral for such loans. At June 30, 2009, loans secured by real estate represented 96.3% of our total loans, substantially all of which are secured by properties located in Windham County. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. As of June 30, 2009, the unemployment rate in Windham County, Connecticut was 9.0%, and the New London County unemployment rate was 7.60% compared to the national unemployment rate of 9.50% and the unemployment rate for Connecticut as a whole of 8.00%.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.82% of total loans and 34.11% of nonperforming loans at June 30, 2009. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Future Changes in Interest Rates May Reduce our Profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

●	the interest income we earn on our interest-earning assets, such as loans and securities; and

●	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers speed up prepayments of mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities.

At June 30, 2009, our “rate shock” analysis prepared by a third-party consultant indicates that our net portfolio value would decrease by $7.3 million if there was an instantaneous 200 basis point increase in market interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

Lack of consumer confidence in financial institutions may decrease our level of deposits.

Deposits at Putnam Bank are insured by the Federal Deposit Insurance Corporation up to certain levels. However, our level of deposits may be affected by a recent lack of consumer confidence in financial institutions, which has caused depositors at financial institutions to withdraw deposits in excess of the applicable insurance levels. Such depositors may determine to place their excess funds in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Department of the Treasury. These consumer preferences may require us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator, Require Putnam Bank to Convert to a National Bank or State Bank, and Require Putnam Bancorp, MHC and PSB Holdings, Inc. to Become Bank Holding Companies.

The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator. The proposal would also eliminate federal savings banks and require all federal savings banks, such as Putnam Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association. A federal savings bank that does not make the election would, by operation of law, be converted into a national bank within one year of the effect date of the legislation.

If Putnam Bank is required to convert to a national bank, Putnam Bancorp, MHC and PSB Holdings, Inc. would become bank holding companies subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as opposed to the Office of Thrift Supervision. The Federal Reserve has historically looked to Office of Thrift Supervision regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations. One important Office of Thrift Supervision regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries. While Office of Thrift Supervision regulations permit mutual holding companies to waive the receipt dividends, subject to filing a notice with the Office of Thrift Supervision and receiving its non-objection, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized. Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Putnam Bancorp, MHC would not be permitted to waive the receipt of dividends declared by PSB Holdings, Inc. This would have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock.

Stockholders Other than Our Mutual Holding Company Own a Minority of PSB Holdings, Inc.’s Common Stock and Are Not Be Able to Exercise Voting Control Over Most Matters Put to a Vote of Stockholders.

Public stockholders own a minority of the outstanding shares of PSB Holdings, Inc. common stock. As a result, stockholders other than Putnam Bancorp, MHC are not able to exercise voting control over most matters put to a vote of stockholders. Putnam Bancorp, MHC owns a majority of PSB Holdings, Inc.’s common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage PSB Holdings, Inc. and Putnam Bank also manage Putnam Bancorp, MHC. Putnam Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.

Our Stock Value May be Negatively Affected by Federal Regulations Restricting Takeovers and our Mutual Holding Company Structure.

Federal Regulations Restricting Takeovers. Current OTS policy prohibits the acquisition of a mutual holding company subsidiary by any person or entity other than a mutual holding company or a mutual institution.

The Mutual Holding Company Structure May Impede Takeovers. Putnam Bancorp, MHC, as the majority stockholder of PSB Holdings, Inc., is able to control the outcome of virtually all matters presented to stockholders for their approval, including a proposal to acquire PSB Holdings, Inc. Accordingly, Putnam Bancorp, MHC may prevent the sale of control or merger of PSB Holdings, Inc. or its subsidiaries even if such a transaction were favored by a majority of the public stockholders of PSB Holdings, Inc.

The Corporate Governance Provisions in our Charter and Bylaws May Prevent or Impede the Holders of a Minority of our Common Stock from Obtaining Representation on our Board of Directors.

Provisions in our charter and bylaws may prevent or impede holders of a minority of our common stock from obtaining representation on our board of directors. For example, our board of directors is divided into three staggered classes. A classified board makes it more difficult for stockholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur. Second, our charter provides that there will not be cumulative voting by stockholders for the election of our directors which means that Putnam Bancorp, MHC, as the holder of a majority of the shares eligible to be voted at a meeting of stockholders, may elect all of our directors to be elected at that meeting. Third, our bylaws contain procedures and timetables for a stockholder wanting to make a nomination for the election of directors or a proposal for new business at a meeting of stockholders, the effect of which may be to give our management time to solicit its own proxies in an attempt to defeat any dissident slate of nominations if management thinks it is in the best interest of stockholders generally.

Office of Thrift Supervision Policy on Remutualization Transactions Could Prohibit Acquisition of PSB Holdings, Inc., which May Lower our Stock Price.

Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and the mutual interests of the mutual holding company and as raising issues concerning the effect on the mutual interests of the acquiring entity. Under certain circumstances the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our per-share stock price may be adversely affected.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We conduct substantially all of our business through our main office, seven full service branch offices and one loan origination center. We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”. In 2002, we began Limited Service (Mobile) Branch activities. The Limited Services (Mobile) Branch serves approximately eight locations in our primary market area consisting of schools and retirement facilities. Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit taking, check cashing, notary and certificate of deposit renewal activities. Set forth below is information on our office locations as of June 30, 2009. The net book value of our premises, land and equipment was approximately $5.2 million at June 30, 2009.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:
40 Main Street	Owned	1974	14,938	$1,287
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased	2006	473	98
Putnam, Connecticut 06260

100 Averill Road	Owned	1981	2,487	523
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned	1993	2,452	369
Danielson, Connecticut 06239

11 Pratt Road	Owned	2000	2,162	361
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased	2005	2,600	54
Griswold, Connecticut 06351

2 Chapman Lane	Owned	2009	2,400	823
Gales Ferry, Connecticut 06335

40 High Street	Owned	2009	2,800	840
Norwich, Connecticut (2)

Loan Center:
50 Canal Street	Owned	2000	2,940	178
Putnam, Connecticut 06260

ATM Remote Location:
168 Route 169	Leased	2003	30	—
Woodstock, Connecticut 06281

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	—		—	—
36 Vina Lane
Brooklyn, Connecticut 06234
Total				$4,533

(1)
Our personnel are at this location for approximately three hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.

(2)	The Norwich branch opened for business on September 2, 2009.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “PSBH.” Putnam Bancorp, MHC owns 3,729,846 shares, or 57.1% of our outstanding common stock. The approximate number of holders of record of PSB Holdings, Inc.’s common stock as of August 31, 2009 was 492. Certain shares of PSB Holdings, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PSB Holdings, Inc.’s common stock for the period ended June 30, 2009 and June 30, 2008. The following information with respect to trading prices was provided by the NASDAQ Global Market.

	High	Low	Dividends
Fiscal 2008
Quarter ended September 30, 2007	$10.76	$9.35	$0.07
Quarter ended December 31, 2007	10.55	7.58	0.07
Quarter ended March 31, 2008	9.68	8.00	0.08
Quarter ended June 30, 2008	10.00	8.37	0.09

Fiscal 2009
Quarter ended September 30, 2008	$9.50	$7.80	$0.10
Quarter ended December 31, 2008	8.26	3.23	0.09
Quarter ended March 31, 2009	4.72	3.60	0.05
Quarter ended June 30, 2009	5.20	3.60	0.05

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

In addition, reference is made to the “Market for Common Stock” section of PSB Holdings, Inc. 2009 Annual Report to Stockholders, which is incorporated herein by reference.

Information with respect to securities authorized for issuance under the Company’s Equity Compensation Plan is incorporated by reference herein from the Company’s Proxy Statement.

(b) Not applicable.

(c) Not applicable

ITEM 6.	Selected Financial Data

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements and notes appearing elsewhere in this report.

	At or For the Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Selected Financial Condition Data:

Total Assets	$477,349	$494,499	$491,198	$474,417	$337,635
Cash and cash equivalents	6,059	8,146	13,198	8,195	7,705
Securities available-for-sale	164,888	212,083	215,322	238,730	149,649
Securities held-to-maturity	2,000	—	—	—	—
Loans receivable, net	264,317	242,728	230,902	199,537	165,006
Loans held-for-sale	1,200	675	1,478	934	—
Deposits	308,099	283,724	293,473	296,965	218,123
Borrowings	124,971	156,621	141,857	124,593	63,734
Total capital	39,896	49,437	51,251	48,912	53,020

	At or For the Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$25,318	$27,205	$25,364	$19,437	$14,768
Interest expense	12,726	15,229	14,795	8,801	5,572
Net interest income	12,592	11,976	10,569	10,636	9,196
Provision for loan losses	967	51	263	200	135
Net interest income after provision for loan losses	11,625	11,925	10,306	10,436	9,061
Noninterest (charge) income	(12,560)	3,193	2,741	2,436	1,218
Noninterest expense	10,806	10,945	10,769	10,139	8,631
(Loss) income before income taxes	(11,741)	4,173	2,278	2,733	1,648
Income tax (benefit) expense	(4,610)	1,105	354	617	379
Net (loss) income	$(7,131)	$3,068	$1,924	$2,116	$1,269

	June 30,
Selected Financial Ratios and Other Data:	2009	2008	2007	2006	2005

Performance Ratios:
Return on average assets	-1.47%	0.63%	0.40%	0.54%	0.39%
Return on average equity	-17.76	5.95	3.74	4.09	2.82
Interest Rate Spread (1)	2.46	2.04	1.76	2.33	2.56
Net interest margin (2)	2.79	2.59	2.35	2.84	3.00
Noninterest expense to average assets	2.23	2.23	2.17	2.57	2.68
Efficiency Ratio (3)	NA	72.15	80.91	77.56	82.88
Basic earnings per share	$(1.14)	$0.49	$0.29	$0.31	n/a	(4)
Diluted earnings per share	$(1.14)	$0.48	$0.28	$0.30	n/a	(4)
Average interest-earning assets to average interest-bearing liabilities	112.01%	116.77%	117.87%	121.72%	123.97%

Capital Ratios:
Equity to total assets at end of period	8.36%	10.00%	10.43%	10.31%	15.70%
Average equity to average assets	8.30	10.51	10.80	13.10	13.97
Total capital to risk-weighted assets	10.92	16.24	16.60	13.25	21.68
Tier 1 capital to risk-weighted assets	10.20	15.58	15.89	12.66	20.85
Tier 1 capital to adjusted tangible assets	6.62	8.34	8.22	7.26	12.17
Dividend payout ratio	(0.25)	0.63	0.83	0.74	n/a	(4)

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.82	0.70	0.74	0.77	0.80
Allowance for loan losses as a percent of
nonperforming loans	34.11	121.07	115.73	109.03	1,580.23
Net charge-offs to average outstanding loans during the period	0.21	0.03	0.03	0.04	0.00
Nonperforming loans as a percent of total loans	2.40	0.58	0.64	0.70	0.05
Nonperforming assets as a percent of total assets	1.67	0.29	0.31	0.31	0.03

Other Data:
Number of full-service offices	7	7	7	6	4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Because the formation of the Company was completed on October 4, 2004, per share earnings data is not meaningful for the year ended June 30, 2005.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the years ended June 30, 2009 and 2008, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 7 of this Annual Report on Form 10-K.

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

Net Income. Net income decreased $10.2 million, or 332.4%, to a net loss of $7.1 million or $1.14 per basic share and per diluted share for the year ended June 30, 2009 from net income of $3.1 million or $.49 per basic share and $.48 per diluted share for the year ended June 30, 2008. The net loss is primarily due to other-than temporarily impaired pre-tax investment write-downs of $15.97 million and an increase in the loan loss provision. This was partially offset by an increase in net interest and dividend income due to the steepening yield curve and decreases in total noninterest expense and income tax expense.

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

Comparison of Financial Condition at June 30, 2009 and June 30, 2008

Assets. Total assets of the Company were $477.3 million at June 30, 2009, a decrease of $17.2 million or 3.5%, from $494.5 million at June 30, 2008. Investments in available-for-sale securities decreased $47.2 million or 22.3%, to $164.9 million at June 30, 2009 compared to $212.1 million at June 30, 2008. Investments in held-to-maturity securities were $2.0 million as of June 30, 2009 compared to no held-to-maturity securities as of June 30, 2008. Federal funds sold at June 30, 2009 were $550,000 compared to $1.1 million as of June 30, 2008. The decrease in securities was primarily used to fund loan growth and pay down FHLB advances. Net loans outstanding increased $21.6 million or 8.9% to $264.3 million at June 30, 2009 from $242.7 million at June 30, 2008. This increase was primarily due to an increase of $18.7 million, or 10.3% in residential mortgage loans, reflecting continued strong demand for such loans in our expanded market area. Total commercial loans increased $1.4 million, or 2.1%, from June 30, 2008 to June 30, 2009.

Liabilities. Total liabilities decreased $7.6 million, or 1.7%, from $445.1 million at June 30, 2008 to $437.5 million at June 30, 2009, primarily due to a decrease in Federal Home Loan Bank advances of $29.7 million, or 19.8% to $120.5 million at June 30, 2009 from $150.2 million at June 30, 2008. Total deposits increased by $24.4 million, or 8.6%, to $308.1 million at June 30, 2009 from $283.7 million at June 30, 2008.

Stockholders’ Equity. Total stockholders’ equity decreased $9.5 million, or 19.2% to $39.9 million at June 30, 2009 from $49.4 million at June 30, 2008. The decrease was primarily due to the net loss of $7.1 million for the fiscal year ended June 30, 2009.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2009 and 2008

Net Loss. Net loss amounted to $7.1 million, or $1.14 per basic share and per diluted share for the fiscal year ended June 30, 2009 compared to net income of $3.1 million or $.49 per basic share and $.48 per diluted share for the fiscal year ended June 30, 2008.

Interest and Dividend Income. Interest and dividend income decreased by $1.9 million, or 6.9%, to $25.3 million for the fiscal year ended June 30, 2009 from $27.2 million for the fiscal year ended June 30, 2008. The decrease in interest and dividend income resulted primarily from a 26 basis point decrease in the yield on average interest-earning assets to 5.62% for the fiscal year ended June 30, 2009 from 5.88% for the fiscal year ended June 30, 2008. In addition, there was a decrease of $12.1 million, or 2.6%, in average interest-earning assets between the periods. Interest income on loans decreased by $556,000, or 3.6%, to $14.7 million for the fiscal year ended June 30, 2009 from $15.3 million for the fiscal year ended June 30, 2008. Interest and dividend income on investment securities decreased $913,000, or 8.0%, to $10.5 million for the fiscal year ended June 30, 2009 from $11.4 million for the fiscal year ended June 30, 2008.

Interest Expense. Interest expense decreased by $2.5 million, or 16.4%, to $12.7 million for fiscal year ended June 30, 2009 from $15.2 million for the fiscal year ended June 30, 2008. The decrease in interest expense resulted primarily from a decrease in the cost of average interest-bearing liabilities which decreased by 68 basis points to 3.16% for the fiscal year ended June 30, 2009 as compared to 3.84% for the fiscal year ended June 30, 2008.

Net Interest Income. Net interest income increased $616,000, or 5.1%, to $12.6 million for the fiscal year ended June 30, 2009 from $12.0 million for the fiscal year ended June 30, 2008. The primary reason for the increase in our net interest income was a higher net interest margin for the fiscal year ended June 30, 2009, 2.79%, as compared to 2.59% for the fiscal year ended June 30, 2008.

Provision for Loan Losses. The Company’s provision for loan losses increased $916,000 to $967,000 for the fiscal year ended June 30, 2009 from $51,000 for the fiscal year ended June 30, 2008.  Net loans increased $21.6 million or 8.9% from June 30, 2008 to June 30, 2009.  This increase in net loans was primarily due to increases in residential mortgages of $18.7 million or 10.3% and commercial loans of $4.7 million or 9.6% over the same periods. Generally, commercial loans are considered to present greater risk than one- to four-family residential real estate loans, and, therefore, require greater allowances for loan losses compared to the same amount of one- to four-family residential real estate loans.  The higher provision also reflects an increase in the Bank’s nonperforming loans, charge-offs and the loan loss factors for commercial mortgage, construction and commercial business loan portfolios due to adverse market conditions.  Nonperforming loans increased to $6.4 million at June 30, 2009 from $1.5 million at June 30, 2008. The ratio of the allowance to gross loans outstanding was 0.82% as of June 30, 2009 compared to 0.70% as of June 30, 2008.  The ratio of the allowance to nonperforming loans was 34.11% as of June 30, 2009 compared to 121.07% as of June 30, 2008.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2009 and 2008.

Noninterest Charges. Noninterest charge was $12.6 million for the fiscal year ended June 30, 2009 compared to noninterest income of $3.2 million for the fiscal year ended June 30, 2008. This was primarily due to write-downs of investments of $15.97 million for the fiscal year ended June 30, 2009 compared to no investment write-downs for the fiscal year ended June 30, 2008. The write-downs consisted of $9.79 million in private label CMOs, $3.95 million in Freddie Mac pass-through auction-rate securities issued by trusts consisting solely of Freddie Mac preferred stock, $320,000 in CIT Group corporate debt and $1.91 million in Lehman Brothers corporate debt. This was partially offset by increased BOLI income, net gain on loan sales, net gain on sale of investments and brokerage fee income.

Noninterest Expense. Noninterest expense decreased by $139,000, or 1.3%, to $10.8 million for the fiscal year ended June 30, 2009 from $10.9 million for the fiscal year ended June 30, 2008. Compensation and benefits expense decreased by $198,000, or 3.3%, to $5.8 million for the fiscal year ended June 30, 2009 from $6.0 million for the fiscal year ended June 30, 2008. The primary reason for the decrease was a reduction in employee stock award expense of $159,000 due to expired stock options for the fiscal year ended June 30, 2009. Occupancy and equipment expense decreased by $2,000, or 0.2%, to $1.172 million for the fiscal year ended June 30, 2009 from $1.174 million for the fiscal year ended June 30, 2008. All other noninterest expense, consisting primarily of charitable contributions, marketing, office supplies, and professional expenses increased by $60,000, or 1.6%, to $3.85 million for the fiscal year ended June 30, 2009 from $3.79 million for the fiscal year ended June 30, 2008. This was primarily due to an increase in FDIC assessments of $632,000 from $63,000 for the fiscal year ended June 30, 2008 to $695,000 for the fiscal year ended June 30, 2009. Approximately $221,000 of this increase was due to the special assessment. This was partially offset by decreases in service bureau expense of $130,000, Director stock awards expense of $88,000, Deferred compensation expense of $109,000, software depreciation expense of $48,000 and advertising and marketing expense of $61,000.

Provision for Income Taxes. The income tax expense decreased by $5.7 million, or 517.1%, to a tax benefit of $4.6 million for the year ended June 30, 2009 from tax expense of $1.1 million for the year ended June 30, 2008. Our effective tax rate was (39.3%) for the year ended June 30, 2009, compared to 26.5% for the year ended June 30, 2008. This benefit was primarily due to the investment write-down’s mentioned above. The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	2009			2008			2007
Years ended June 30, (dollars in thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Earning Assets:
Investment securities	$192,014	$10,584	5.51%	$219,397	$11,821	5.39%	$227,601	$11,243	4.94%
Loans	254,742	14,718	5.78%	240,403	15,274	6.35%	218,974	13,946	6.37%
Other earning assets	3,898	16	0.41%	2,921	110	3.77%	3,406	175	5.14%
Total interest-earnings assets	450,654	25,318	5.62%	462,721	27,205	5.88%	449,981	25,364	5.64%
Non-interest-earning assets	33,191			27,909			26,607
Total assets	$483,845			$490,630			$476,588

Interest-bearing liabilities:
NOW accounts	$42,360	944	2.23%	$29,813	777	2.61%	$24,798	391	1.58%
Savings accounts	45,684	250	0.55%	47,397	329	0.69%	51,652	383	0.74%
Money market accounts	12,006	188	1.57%	15,496	300	1.94%	20,210	351	1.74%
Time deposits	156,074	5,525	3.54%	153,262	6,967	4.55%	154,501	6,930	4.49%
Borrowed money	146,220	5,819	3.98%	150,294	6,856	4.56%	130,609	6,740	5.16%
Total interest-bearing liabilities	402,344	12,726	3.16%	396,262	15,229	3.84%	381,770	14,795	3.88%
Non-interest-bearing demand deposits	36,219			38,846			40,264
Other non-interest-bearing liabilities	5,121			3,954			3,096
Capital accounts	40,161			51,568			51,458
Total liabilities and capital accounts	$483,845			$490,630			$476,588

Net interest income		$12,592			$11,976			$10,569
Interest rate spread			2.46%			2.04%			1.76%
Net interest-earning assets	$48,310			$66,459			$68,211
Net interest margin			2.79%			2.59%			2.35%
Average earning assets to average interest-bearing liabilities			112.01%			116.77%			117.87%

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

	2009 Compared to 2008			2008 Compared to 2007
(Dollars in thousands)	Increase (Decrease) Due to			Increase (Decrease) Due to
INTEREST-EARNING ASSETS:	Rate	Volume	Net	Rate	Volume	Net
Interest and Dividend Income:
Investment securities	$267	$(1,504)	$(1,237)	$994	$(416)	$578
Loans	(1,434)	878	(556)	(34)	1,362	1,328
Other interest-earning assets	(122)	28	(94)	(42)	(23)	(65)
TOTAL INTEREST-EARNING ASSETS	(1,289)	(598)	(1,887)	918	923	1,841

INTEREST-BEARING LIABILITIES:
Interest Expense:
NOW accounts	(125)	292	167	296	91	387
Savings accounts	(67)	(12)	(79)	(24)	(30)	(54)
Money Market accounts	(51)	(61)	(112)	37	(88)	(51)
Time deposits	(1,568)	126	(1,442)	93	(56)	37
Other borrowed money	(855)	(182)	(1,037)	(834)	949	115
TOTAL INTEREST-BEARING LIABILITIES	(2,666)	163	(2,503)	(432)	866	434

CHANGE IN NET INTEREST INCOME	$1,377	$(761)	$616	$1,350	$57	$1,407

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at June 30, 2008 and June 30, 2009.

Net Interest Income At-Risk
Change in Interest Rates (Basis Points)	Estimated Increase (Decrease) in NII June 30, 2009	Estimated Increase (Decrease) in NII June 30, 2008

Stable
+ 100	-1.50%	-2.75%
+ 200	-4.14%	-7.48%

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

The tables below set forth, at March 31, 2009, indicated the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc. We do not believe that there has been a material change in our NPV position between March 31, 2009 and June 30, 2009.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV			Increase (Decrease) (basis points)
		Amount	Percent	NPV Ratio (4)

+300	$23,792	$(13,542)	-36%	5.08%	-248
+200	$30,679	$(6,655)	-18%	6.41%	-115
+100	$35,167	$(2,167)	-6%	7.22%	-34
0	$37,334	$—	0%	7.56%	0
-100	$36,871	$(463)	-1%	7.39%	-16

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity and Capital Resources

The term “liquidity” refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2009 of $120.5 million with unused borrowing capacity of $81.9 million. The Bank also has the ability to originate brokered certificates of deposit as a secondary source of liquidity.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the years ended June 30, 2009 and 2008, the Bank originated loans net of principal payments of $23.9 million and $12.0 million, respectively. Purchases of securities totaled $14.8 million and $75.5 million, for the years ended June 30, 2009 and 2008, respectively.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. The Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

Certificates of deposit totaled $156.1 million at June 30, 2009. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

For the year ended June 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” above.

ITEM 8.	Financial Statements and Supplementary Data

The Board of Directors and Stockholders
PSB Holdings, Inc.
Putnam, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of PSB Holdings, Inc. and Subsidiary as of June 30, 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of PSB Holdings, Inc. and Subsidiary as of June 30, 2008 were audited by other auditors whose report dated September 4, 2008 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PSB Holdings, Inc. and Subsidiary as of June 30, 2009 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
September 17, 2009

83 PINE STREET ● WEST PEABODY, MASSACHUSETTS 01960-3635 ● TELEPHONE (978) 535-0206 ● FACSIMILE (978) 535-9908
smc@shatswell.com	www.shatswell.com

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PSB Holdings, Inc.

We have audited the accompanying consolidated statement of financial condition of PSB Holdings, Inc. (the Company) and subsidiary as of June 30, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and subsidiary at June 30, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.

Hartford, Connecticut
September 4, 2008

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and 2008
(In Thousands)

ASSETS	2009	2008
Cash and due from depository institutions	$5,509	$7,026
Federal funds sold	550	1,120
Cash and cash equivalents	6,059	8,146
Investments in available-for-sale securities (at fair value)	164,888	212,083
Investments in held-to-maturity securities (fair value of $1,945)	2,000	—
Federal Home Loan Bank stock, at cost	8,056	7,943
Loans held-for-sale	1,200	675

Loans	266,517	244,486
Allowance for loan losses	(2,200)	(1,758)
Net loans	264,317	242,728

Premises and equipment	5,159	3,706
Accrued interest receivable	1,891	2,273
Other real estate owned	1,211	—
Goodwill	6,912	6,912
Intangible assets	651	857
Bank owned life insurance	5,912	5,798
Other assets	9,093	3,378
Total assets	$477,349	$494,499

LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits:
Noninterest-bearing	$35,246	$37,195
Interest-bearing	272,853	246,529
Total deposits	308,099	283,724
Mortgagors’ escrow accounts	1,564	1,423
Federal Home Loan Bank advances	120,500	150,215
Securities sold under agreements to repurchase	4,471	6,406
Other liabilities	2,819	3,294
Total liabilities	437,453	445,062
Stockholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,529,209 and 6,530,509 shares outstanding at June 30, 2009 and 2008, respectively	694	694
Additional paid-in capital	30,656	30,795
Retained earnings	20,383	28,663
Accumulated other comprehensive loss	(5,277)	(3,816)
Unearned ESOP shares	(1,940)	(2,089)
Unearned stock awards	(409)	(605)
Treasury stock, at cost (413,916 and 412,616 shares at June 30, 2009 and 2008, respectively)	(4,211)	(4,205)
Total stockholders’ equity	39,896	49,437
Total liabilities and stockholders’ equity	$477,349	$494,499

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2009 and 2008
(In Thousands)

	2009	2008
Interest and dividend income:
Interest and fees on loans	$14,718	$15,274
Interest on debt securities:
Taxable	9,607	10,224
Tax-exempt	138	344
Dividends on marketable equity securities	729	819
Dividends on Federal Home Loan Bank stock	110	434
Interest on federal funds sold and other	16	110
Total interest and dividend income	25,318	27,205
Interest expense:
Interest on deposits	6,907	8,373
Interest on Federal Home Loan Bank advances	5,693	6,725
Interest on securities sold under agreements to repurchase	126	131
Total interest expense	12,726	15,229
Net interest and dividend income	12,592	11,976
Provision for loan losses	967	51
Net interest and dividend income after provision for loan losses	11,625	11,925
Noninterest (charges) income:
Fees for services	2,337	2,372
Write-down of securities (includes total losses of $20,792, net of $4,821 recognized in other comprehensive loss, pretax)	(15,971)	—
Gain on sales and calls of securities, net	128	217
Mortgage banking activities	173	105
Net commissions from brokerage service	152	120
Bank owned life insurance income	457	259
Other income	164	120
Total noninterest (charges) income	(12,560)	3,193
Noninterest expense:
Salaries and employee benefits	5,785	5,983
Occupancy and equipment expense	1,172	1,174
Data processing	699	829
Advertising and marketing	391	452
Amortization of intangible asset	206	234
Deposit insurance assessment	695	63
Other expense	1,858	2,210
Total noninterest expense	10,806	10,945
(Loss) income before income tax	(11,741)	4,173
Income tax (benefit) expense	(4,610)	1,105
Net (loss) income	$(7,131)	$3,068

(Loss) earnings per common share
Basic	$(1.14)	$0.49
Diluted	$(1.14)	$0.48

Weighted average common shares outstanding
Basic	6,279,399	6,297,478
Diluted	6,279,399	6,370,683

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2009 and 2008
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss (1)	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total

Balance, June 30, 2007	$694	$30,465	$26,441	$(1,382)	$(2,222)	$(978)	$(1,767)	$51,251
Comprehensive income:
Net income	—	—	3,068	—	—	—	—	—
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	—	—	—	(2,434)	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	634
Dividends declared	—	—	(846)	—	—	—	—	(846)
ESOP shares released	—	(10)	—	—	133	—	—	123
Incentive plan shares earned	—	—	—	—	—	352	—	352
Purchase of treasury stock	—	—	—	—	—	—	(2,417)	(2,417)
Stock-based compensation expense	—	340	—	—	—	21	(21)	340
Balance, June 30, 2008	694	30,795	28,663	(3,816)	(2,089)	(605)	(4,205)	49,437
Comprehensive loss:
Net loss	—	—	(7,131)	—	—	—	—	—
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	—	—	—	(1,461)	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(8,592)
Dividends declared	—	—	(1,084)	—	—	—	—	(1,084)
ESOP shares released	—	(64)	—	—	149	—	—	85
Purchase of treasury stock	—	—	—	—	—	—	(6)	(6)
Stock-based compensation expense	—	(75)	—	—	—	196	—	121
Cumulative effect of a change in accounting principle – initial adoption of EITF 06-4	—	—	(65)	—	—	—	—	(65)
Balance, June 30, 2009	$694	$30,656	$20,383	$(5,277)	$(1,940)	$(409)	$(4,211)	$39,896

(1)	The June 30, 2009 ending balance includes $4,821,000 of unrealized losses in which other-than-temporary impairment has been recognized.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2009 and 2008
(Dollars in thousands, except per share data)
(Continued)

Reclassification disclosure for the years ended June 30:

	2009	2008
	(In Thousands)
Unrealized holding losses on available-for-sale securities:
Net unrealized holding losses on available-for-sale securities	$(18,052)	$(3,303)
Reclassification adjustment for losses (gains) realized in net income	15,843	(217)
	(2,209)	(3,520)
Income tax benefit	748	1,086
Other comprehensive loss, net of tax	$(1,461)	$(2,434)

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2009 and 2008
(In Thousands)

	2009	2008
Cash flows from operating activities:
Net (loss) income	$(7,131)	$3,068
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization (accretion) of securities, net	101	(61)
Gain on sales and calls of securities, net	(128)	(217)
Write down of securities	15,971	—
Net (increase) decrease in loans held-for-sale	(525)	803
Amortization of premium on purchased loans	1	22
Change in deferred loan costs, net	(5)	62
Provision for loan losses	967	51
Loss on sale of other real estate owned	7	—
Loss on disposal of equipment	2	—
Depreciation and amortization	496	532
Amortization of core deposit intangible	206	234
(Increase) decrease in accrued interest receivable and other assets	(233)	533
Increase in cash surrender value of bank owned life insurance	(295)	(262)
Bank owned life insurance death benefit income	(162)	—
(Decrease) increase in other liabilities	(446)	140
Deferred tax (benefit) expense	(4,427)	411
ESOP shares released	85	123
Stock-based compensation expense	165	413

Net cash provided by operating activities	4,649	5,852

Cash flows from investing activities:
Purchases of available-for-sale securities	(12,847)	(75,548)
Proceeds from sales of available-for-sale securities	4,629	30,043
Proceeds from maturities of available-for-sale securities	37,260	44,739
Purchase of held-to-maturity securities	(2,000)	—
Purchase of Federal Home Loan Bank stock	(113)	—
Loan originations and principal collections, net	(23,884)	(12,012)
Recoveries of loans previously charged off	46	51
Proceeds from sale of other real estate owned	71	—
Proceeds from surrender of bank owned life insurance policy	343	—
Net cash provided by branch acquisition	708	—
Capital expenditures	(919)	(168)

Net cash provided by (used in) investing activities	3,294	(12,895)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	17,620	(5,931)
Net increase (decrease) in time deposits	5,087	(3,818)
Net increase in mortgagors’ escrow accounts	141	143
Net change in short-term Federal Home Loan Bank advances	(13,000)	(10,000)
Proceeds from Federal Home Loan Bank advances	24,000	89,000
Repayment of Federal Home Loan Bank advances	(40,715)	(66,668)
Net (decrease) increase in securities sold under agreements to repurchase	(1,935)	2,432
Acquisition of treasury stock	(6)	(2,417)
Dividends paid	(1,222)	(750)

Net cash (used in) provided by financing activities	(10,030)	1,991

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2009 and 2008
(In Thousands)
(continued)

	2009	2008
Net decrease in cash and cash equivalents	(2,087)	(5,052)
Cash and cash equivalents at beginning of year	8,146	13,198
Cash and cash equivalents at end of year	$6,059	$8,146

Supplemental disclosures:
Interest paid	$12,793	$15,319
Income taxes paid	407	385
Loans transferred to other real estate owned	1,289	—

Savings Institute Bank & Trust Company Branch Acquisition
Net loans acquired	$3
Fixed assets acquired	950
Other assets	7
	960

Deposits assumed	1,668
Net cash provided by acquisition	$708

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2009 and 2008
(In Thousands)

NOTE 1 - NATURE OF OPERATIONS

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

NOTE 2 - ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements of the Company were prepared using the accrual basis of accounting. The significant accounting policies of the Company are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Windham North, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For the purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions and federal funds sold.

Cash and due from banks as of June 30, 2009 includes $5,700,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank and for other purposes.

SECURITIES:

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

—
Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

—
Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

—	Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on the repurchase of excess stock held by its members. The moratorium will remain in effect indefinitely.

LOANS HELD-FOR-SALE:

Loans held-for-sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. Interest income on mortgages held-for-sale is accrued currently and classified as interest on loans.

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or payoff, are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Interest on loans is recognized on a simple interest basis.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual life of the related loans.

Residential mortgage loans, home equity loans and lines are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off when they are greater than 90 days past due. Commercial real estate loans and commercial business loans which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 5 to 40 years for buildings and premises and 3 to 20 years for furniture, fixtures and equipment. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring.” These properties are carried at the lower of cost or fair value less estimated costs to sell. Any write down from cost to fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write downs and gains or losses recognized upon sale are included in other expense.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans held-for-sale: Fair values for loans held-for-sale are estimated based on outstanding investor commitments, or in the absence of such commitments, are based on current investor yield requirements.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated by discounting the future cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for demand deposits, regular savings, NOW accounts, and money market accounts are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Mortgagors’ escrow accounts: The carrying value of escrow accounts approximates fair value.

Federal Home Loan Bank Advances: Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

Securities sold under agreements to repurchase: The carrying amounts reported on the consolidated balance sheets for securities sold under agreements to repurchase approximate their fair values.

Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

EARNINGS PER SHARE:

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no anti-dilutive shares at June 30, 2009 as the Company reported a net loss, and 269,747 anti-dilutive shares June 30, 2008. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended June 30, 2009:
Basic EPS
Net loss and loss attributable to common stockholders	$(7,131,000)	6,279,399	$(1.14)
Effect of dilutive securities options and warrants		N/A
Diluted EPS
Loss attributable to common stockholders and assumed conversions	$(7,131,000)	6,279,399	$(1.14)

Year ended June 30, 2008:
Basic EPS
Net income and income available to common stockholders	$3,068,000	6,297,478	$.49
Effect of dilutive securities options and warrants		73,205
Diluted EPS
Income available to common stockholders and assumed conversions	$3,068,000	6,370,683	$.48

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred.

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company’s policy is to recognize interest and penalties assessed on tax positions in income tax expense.

EMPLOYEE STOCK OWNERSHIP PLAN:

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

STOCK BASED COMPENSATION:

As more fully described in Note 15, the Company has a stock based incentive plan authorizing various types of incentive awards that may be granted to directors, officers and employees. The Company accounts for the plan under SFAS No. 123(R) “Share-Based Payment.” In accordance with SFAS No. 123(R), the Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. During the years ended June 30, 2009 and 2008, $165,000 and $413,000, respectively, in stock-based employee compensation was recognized.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The Company’s adoption of FIN 48 did not have a material impact on its financial statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The adoption of the new issue did not have a material impact on the Company’s financial position, results of operations or cash flows. See  Note 15 - Benefit Plans for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The FASB’s FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, defers until July 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The Company adopted this statement on July 1, 2008. See Note 11 - Fair Value Measurements for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. The adoption of the new standard did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 11 - Fair Value Measurements for additional information.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance will be effective July 1, 2009. The adoption of this new FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This guidance will be effective July 1, 2009. The adoption is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 15, 2008.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of this FSP did not have a material effect on its financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company’s adoption of this FSP did not have a material effect on its financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP effective April 1, 2009, resulting in a reduction in OTTI charges recorded in earnings of $4,821,000, pre-tax, during the year ended June 30, 2009. See Note 3 - Investment Securities for expanded disclosures related to this FSP.

NOTE 3 - INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of June 30:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
June 30, 2009:
Debt securities:
U.S. government and agency obligations:
From one through five years	$3,787	$159	$—	$3,946
From five through ten years	1,005	21	—	1,026
After ten years	14,501	210	(16)	14,695
	19,293	390	(16)	19,667

Corporate bonds and other obligations:
Due within one year	1,994	6	(49)	1,951
From one through five years	2,741	39	(4)	2,776
After ten years	6,995	16	(2,475)	4,536
	11,730	61	(2,528)	9,263

Mortgage-backed securities	126,811	3,568	(6,783)	123,596

Equity securities:
Auction rate preferred	15,047	88	(2,773)	12,362
Total available-for-sale securities	$172,881	$4,107	$(12,100)	$164,888

June 30, 2008:
Debt securities:
U.S. government and agency obligations:
From one through five years	$3,079	$16	$—	$3,095
From five through ten years	2,232	17	(21)	2,228
After ten years	13,987	174	(12)	14,149
	19,298	207	(33)	19,472

State agency and municipal obligations:
After ten years	4,448	99	—	4,547

Corporate bonds and other obligations:
Due within one year	2,971	7	(1)	2,977
From one through five years	8,045	10	(476)	7,579
After ten years	8,042	47	(1,431)	6,658
	19,058	64	(1,908)	17,214

Mortgage-backed securities	156,063	556	(4,769)	151,850

Equity securities:
Auction rate preferred	19,000	—	—	19,000
Total available-for-sale securities	$217,867	$926	$(6,710)	$212,083

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
June 30, 2009:
Debt securities:
U.S. government and agency obligations:
After ten years	$2,000	$—	$(55)	$1,945
Total held-to-maturity securities	$2,000	$—	$(55)	$1,945

Proceeds from sales of available-for-sale securities during the year ended June 30, 2009 amounted to $4,629,000. Gross realized gains and gross realized losses on those sales amounted to $141,000 and $59,000, respectively. Proceeds from sales of available-for-sale securities during the year ended June 30, 2008 amounted to $30,043,000. Gross realized gains and gross realized losses on those sales amounted to $302,000 and $85,000, respectively. The tax provision applicable to these net realized gains amounted to $28,000 and $74,000, respectively.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders’ equity were as follows as of June 30, 2009:

	Amortized Cost	Fair Value
Issuer	(In Thousands)
Pitney Bowes International	$5,000	$4,895

As of June 30, 2009 and 2008, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, and repurchase agreements was $17,021,000 and $15,127,000, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of June 30:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2009:
U.S. government agencies	$984	$16	$—	$—	$984	$16
Corporate bonds and other obligations	—	—	5,493	2,528	5,493	2,528
Mortgage-backed securities	5,268	1,053	16,123	5,730	21,391	6,783
Equity securities	12,227	2,773	—	—	12,227	2,773
Total temporarily impaired securities	$18,479	$3,842	$21,616	$8,258	$40,095	$12,100

June 30, 2008:
U.S. government agencies	$1,963	$33	$—	$—	$1,963	$33
Corporate bonds and other obligations	6,688	353	6,447	1,555	13,135	1,908
Mortgage-backed securities	94,110	4,722	2,592	47	96,702	4,769
Total temporarily impaired securities	$102,761	$5,108	$9,039	$1,602	$111,800	$6,710

As of June 30, 2009 the Bank had 29 individual investment securities which the fair value of the security is less than the amortized cost of the security. Management believes the unrealized losses in the above table related to debt securities are attributable primarily to changes in market interest rates and current market inefficiencies in the pricing of these types of securities. The trust preferred securities, included in corporate bonds and other obligations, and the auction rate preferred securities, included in equity securities, are issued by various financial institutions and corporations. The cash flows generated from the trusts issuing these securities are projected to be adequate to repay all principal and interest on these securities. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary. Management’s assessment of the Company’s ability to hold securities until cost recovery incorporates a comprehensive analysis of several factors within the Company’s overall asset/liability management process. These factors include, among others, liquidity needs, future funding requirements and available borrowing capacity.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended for FSP FAS 115-2 and FAS 124-2. However, certain purchased beneficial interests, including non-agency mortgage-backed securities and pooled trust preferred securities are evaluated using FSP EITF 99-20-1, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets.”

As discussed in Note 1, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 for the year ended June 30, 2009, which was applied to existing and new debt securities held by the Company as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes. Had the Company not adopted FSP FAS 115-2 and FAS 124-2, the Company would have recognized an additional $4,821,000, pre-tax, in other-than-temporary impairment losses through earnings during the year ended June 30, 2009.

The following table summarizes other-than-temporary impairment losses on securities for the year ended June 30, 2009:

	Equity Securities	Corporate Securities	Non-Agency Mortgage-Backed Securities	Total
	(In Thousands)
Total other-than-temporary impairment losses	$3,953	$2,225	$14,614	$20,792
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	—	—	4,821	4,821

Net impairment losses recognized in earnings (2)	$3,953	$2,225	$9,793	$15,971

(1)	Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)	Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the year ended June 30, 2009 is as follows:

Total
(In Thousands)
Balance, July 1, 2008	$—
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	9,793
Balance, June 30, 2009	$9,793

For the year ended June 30, 2009, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of equity securities, corporate securities and non-agency mortgage-backed securities. In accordance with FSP FAS 115-2 and FAS 124-2, for debt securities, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities. Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2009:

	Weighted Average	Range
		Minimum	Maximum
Prepayment rates	13.4%	0.3%	22.0%
Default rates	10.5%	2.4%	23.8%
Loss severity	37.0%	10.0%	51.5%

NOTE 4 - LOANS

Loans consisted of the following as of June 30:

	2009	2008
	(Dollars In Thousands)
Residential mortgages	$200,680	$181,978
Commercial mortgages	56,500	55,406
Construction mortgages	1,887	3,223
Commercial	8,958	8,687
Installment	812	944
Collateral	130	298
Other	155	152
	269,122	250,688
Unadvanced construction loans	(2,929)	(6,522)
	266,193	244,166
Allowance for loan losses	(2,200)	(1,758)
Deferred costs, net	324	319
Deferred fees on purchased loans	—	1
Net loans	$264,317	$242,728
Weighted average yield	5.72%	6.10%

The Company’s lending is conducted principally in Eastern Connecticut. The Company’s investment in loans includes both adjustable and fixed rate loans. The composition of the Company’s investment in loans at June 30, was as follows:

	2009	2008
	(In Thousands)
Fixed rate:
Term to maturity
One month through one year	$5,194	$5,853
One year through three years	10,545	10,740
Three years through five years	15,350	17,475
Five years through ten years	28,145	26,361
Over ten years	96,336	79,104
	155,570	139,533
Adjustable rate:
Rate adjustment
One month through one year	57,444	45,582
One year through three years	24,315	25,062
Three years through five years	20,172	21,758
Over five years	8,692	12,231
	110,623	104,633
Total loans	$266,193	$244,166

The adjustable rate loans generally have interest rate adjustment limitations and are generally indexed to the Company’s cost of funds, prime rate, or to the U.S. Treasury Bill rate.

Changes in the allowance for loan losses were as follows for the years ended June 30:

	2009	2008
	(In Thousands)
Beginning balance	$1,758	$1,780
Recoveries of loans previously charged off	46	51
Charge offs	(571)	(124)
Provision for loan losses	967	51
Balance at end of period	$2,200	$1,758

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended June 30, 2009. Total loans to such persons and their companies amounted to $54,000 as of June 30, 2009. During the year ended June 30, 2009, principal payments totaled $18,000 and principal advances totaled $25,000.

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of June 30:

	2009	2008
	(In Thousands)
Nonperforming loans	$6,449	$1,452

Total nonaccrual loans	$6,449	$982

Accruing loans which are 90 days or more overdue	$—	$470

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of June 30:

	2009		2008
	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses
	(In Thousands)
Loans for which there is a related allowance for credit losses	$3,556	$289	$—	$—

Loans for which there is no related allowance for credit losses	1,874	—	—	—

Totals	$5,430	$289	$—	$—

Average recorded investment in impaired loans during the year ended June 30	$2,410		$—

Related amount of interest income recognized during the time, in the year ended June 30, that the loans were impaired

Total recognized	$5		$—
Amount recognized using a cash-basis method of accounting	$0		$—

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $29,669,000 and $27,079,000 at June 30, 2009 and 2008, respectively. The Company has not recorded mortgage servicing rights related to loans sold with servicing retained due to their immaterial amount.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of June 30:

	2009	2008
	(In Thousands)
Land	$470	$301
Buildings	5,953	4,455
Furniture and equipment	2,530	2,358
	8,953	7,114
Accumulated depreciation and amortization	(3,794)	(3,408)
	$5,159	$3,706

Depreciation expense amounted to $410,000 and $399,000 for the years ended June 30, 2009 and 2008, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of goodwill and core deposit intangibles which resulted from the Bank’s purchase of three branches from another financial institution in October 2005. Goodwill is evaluated for impairment on an annual basis. For the year ended June 30, 2009 and 2008 no impairment was found. The core deposit intangible is being amortized on an accelerated basis over a ten year period.

	June 30,
	2009	2008
	(In Thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	651	857
Total intangible assets	$7,563	$7,769

The amortization expense was $206,000 and $234,000 for the years ended June 30, 2009 and 2008, respectively. Expected future amortization expense is as follows:

(In Thousands)
Years Ended June 30,
2010	$178
2011	149
2012	121
2013	93
2014	65
Thereafter	45
Total	$651

NOTE 7 - DEPOSITS

The balances and the rates at which the Company paid interest on deposit accounts at June 30, were as follows:

	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Demand deposits	$35,246	—%	$37,195	—%
NOW accounts	57,612	1.90	36,253	2.37
Regular savings	47,285	0.46	46,630	0.60
Money market accounts	11,504	1.08	13,426	1.70
Clubs	322	3.79	319	4.17
	151,969	0.96	133,823	1.02
Certificate accounts maturing in:
Less than one year	104,428	2.91	87,584	3.70
One year to two years	16,884	3.25	35,739	3.70
Two years to three years	16,662	4.70	6,990	4.15
Three years to five years	18,156	4.06	19,588	4.84
	156,130	3.27	149,901	3.87
Total deposits	$308,099	2.13%	$283,724	2.53%

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of June 30, 2009 and 2008 was $62,300,000 and $54,600,000, respectively. IRA deposit accounts are insured by the FDIC up to $250,000 each per insured depositor.

NOTE 8 - BORROWED FUNDS

At June 30, borrowed funds consisted of the following:

	2009		2008
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(Dollars In Thousands)

Short-term borrowing
FHLB advances	$—	—%	$13,000	2.39%
Repurchase agreements	4,471	2.30	6,406	2.17
Total short-term borrowings	4,471	2.30	19,406	2.32

Long-term FHLB advances
Year of maturity:
2009	—	—	31,704	3.96
2010	19,000	4.72	24,011	4.78
2011	29,500	3.51	27,500	3.51
2012	40,000	4.46	31,000	4.70
2013	5,000	3.23	5,000	3.24
2014	9,000	3.15	—	—
2017	10,000	4.15	10,000	4.16
2018	8,000	3.91	8,000	3.92
Total long-term borrowings	120,500	4.06	137,215	4.17
Total borrowed funds	$124,971	3.99%	$156,621	3.94%

Federal Home Loan Bank of Boston advances are secured by a blanket lien on qualified collateral consisting primarily of first mortgages on residential property and are at fixed rates. The maturity schedule above reflects final maturity; however, some are callable at earlier dates.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston for $2,354,000.

At June 30, 2009, the interest rates on FHLB advances ranged from 2.81% to 4.97%. At June 30, 2009, the weighted average interest rate on FHLB advances was 4.06%.

Securities sold under agreements to repurchase as of June 30, 2009 consist of securities sold on a short term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consist of U.S. government agency bonds that are held in the Bank’s safekeeping account at State Street Bank and Trust under the control of the Bank and pledged to the purchasers of the securities.

NOTE 9 - INCOME TAXES

The components of income tax (benefit) expense for the fiscal years ended June 30 are as follows:

	2009	2008
	(In Thousands)
Current:
Federal	$(184)	$693
State	1	1
	(183)	694
Deferred:
Federal	(4,415)	406
State	—	5
Change in valuation allowance	(12)	—
	(4,427)	411
Total income tax (benefit) expense	$(4,610)	$1,105

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

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended June 30:

	2009	2008
	(In Thousands)
Federal income tax at statutory rate	$(3,992)	$1,419
Increase (decrease) in tax resulting from:
State taxes, net of federal tax benefit	1	4
Qualifying option (benefit) expense	(7)	70
Dividends received deduction	(174)	(193)
Bank-owned life insurance	(155)	(88)
Tax-exempt municipal income, net	(52)	(112)
Change in valuation allowance	(12)	—
Other, net	(219)	5
Income tax (benefit) expense	$(4,610)	$1,105
Effective tax rates	(39.3)%	26.5%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of June 30:

	2009	2008
	(In Thousands)
Deferred tax assets:
Net unrealized holding loss on available-for-sale securities	$2,716	$1,968
Allowance for loan losses	748	598
Write down of securities	4,565	—
Contribution carryforward	102	120
Deferred compensation	177	203
Stock based compensation	81	313
Post retirement benefits - EITF 06-4	33	—
Federal AMT carryover	81	—
Loans held-for-sale	—	2
Interest receivable on nonaccrual loans	42	65
	8,545	3,269
Valuation allowance	—	(12)
Gross deferred tax asset	8,545	3,257

Deferred tax liabilities:
Depreciation and amortization	(372)	(294)
Deferred loan fees	(110)	(108)
Gross deferred tax liability	(482)	(402)
Net deferred tax asset	$8,063	$2,855

Retained earnings at June 30, 2009 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of $777,000 has not been recognized as of June 30, 2009.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 2009 the Company leases space for its Gales Ferry, Griswold and Putnam Price Chopper branch offices. The leases for the branch offices expire March 2015, October 2014 and August, 2011, respectively. All leases contain renewal options at the Company’s discretion. The Company also has miscellaneous equipment leases with various terms. The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2009:

(In Thousands)
2010	$167
2011	155
2012	109
2013	97
2014	97
Thereafter	45
Total	$670

Total rental expense amounted to $170,000 and $169,000 for the years ended June 30, 2009 and 2008, respectively.

NOTE 11 - FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2009.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment in mortgage-backed securities and other debt securities available-for-sale is generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following summarizes assets measured at fair value for the period ending June 30, 2009.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
(In Thousands)	June 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale:
U.S. Government agency securities	$19,667	$—	$19,667	$—
Corporate securities	9,263	—	9,263	—
Mortgage-backed securities insured or guaranteed by U.S. Government enterprises	103,330	—	103,330	—
Non-agency mortgage-backed securities	20,266	—	20,266	—
Equity securities	12,362	—	4,896	7,466
Impaired loans	3,267	—	3,267	—
Totals	$168,155	$—	$160,689	$7,466

	Fair Value Measurements Using Significant Unobservable Inputs Level 3
(In Thousands)	Available-for-Sale Securities	Total
Beginning balance July 1, 2008	$19,000	$19,000
Total gains or losses (realized/unrealized)
Included in earnings	(13,472)	(13,472)
Included in other comprehensive loss	14,080	14,080
Principal payments on securities	(1,114)	(1,114)
Accretion of securities, net	1	1
Transfers out of Level 3	(11,029)	(11,029)
Ending balance, June 30, 2009	$7,466	$7,466

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$6,059	$6,059	$8,146	$8,146
Available-for-sale securities	164,888	164,888	212,083	212,083
Held-to-maturity securities	2,000	1,945	—	—
Federal Home Loan Bank stock	8,056	8,056	7,943	7,943
Loans held-for-sale	1,200	1,214	675	675
Loans, net	264,317	266,369	242,728	243,284
Accrued interest receivable	1,891	1,891	2,273	2,273

Financial liabilities:
Deposits	308,099	311,070	283,724	284,995
Mortgagors’ escrow accounts	1,564	1,564	1,423	1,423
Federal Home Loan Bank advances	120,500	126,057	150,215	153,086
Securities sold under agreements to repurchase	4,471	4,471	6,406	6,406

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 12 - FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2009 and 2008, the maximum potential amount of the Company’s obligation was $898,000 and $2,050,000, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instrument liabilities with off-balance-sheet credit risk are as follows as of June 30:

	2009	2008
	(In Thousands)
Commitments to originate loans	$4,687	$9,732
Unadvanced portions of loans:
Construction loans	2,929	6,522
Lines of credit	16,859	18,522
Letters of credit	898	2,050
	$25,373	$36,826

There is no material difference between the notional amounts and the estimated fair values of the above off-balance sheet liabilities.

NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 14 - REGULATORY MATTERS

The Company, as a federally chartered holding company, is not subject to capital requirements. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted tangible assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of June 30, 2009 and 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, tangible equity and Core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of June 30, 2009:
Tangible Equity Capital (to Tangible Assets)	$31,376	6.62%	$7,105	1.50%	N/A	N/A
Core Capital (to Adjusted Tangible Assets)	31,376	6.62	18,947	4.00	$23,683	5.00%
Tier 1 Capital (to Risk-Weighted Assets)	31,376	10.20	12,302	4.00	18,453	6.00
Total Capital (to Risk-Weighted Assets)	33,569	10.92	24,604	8.00	30,755	10.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of June 30, 2008:
Tangible Equity Capital (to Tangible Assets)	$40,932	8.34%	$7,361	1.50%	N/A	N/A
Core Capital (to Adjusted Tangible Assets)	40,932	8.34	19,628	4.00	$24,535	5.00%
Tier 1 Capital (to Risk-Weighted Assets)	40,932	15.58	10,512	4.00	15,767	6.00
Total Capital (to Risk-Weighted Assets)	42,680	16.24	21,023	8.00	26,279	10.00

The Bank’s capital under generally accepted accounting principles is reconciled as follows as of June 30:

	2009	2008
	(In Thousands)
Capital under generally accepted accounting principles	$36,209	$44,903
Intangible assets	(7,150)	(7,769)
Disallowed deferred tax assets	(2,978)	—
Unrealized losses on available-for-sale securities	5,295	3,798
Tier 1 capital	31,376	40,932
Allowance for loan losses	2,193	1,748
Total Risk-Based capital	$33,569	$42,680

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OTS rules and regulations.

NOTE 15 - BENEFIT PLANS

Defined Contribution Plan

The Bank has a defined contribution plan that covers substantially all of the Bank’s employees. Contributions to the plan are discretionary and are voted on annually by the Board of Directors of the Bank. The Bank recognized expense of $196,000 and $225,000 for the years ended June 30, 2009 and 2008, respectively.

401(k) Plan

The Bank has a 401(k) plan covering each eligible employee. Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Bank to be eligible to participate. Employees may defer gross compensation up to certain limits defined in the Internal Revenue Code. The Bank’s matching contribution is discretionary. For the years ended June 30, 2009 and 2008 the Bank chose to contribute 25% of an employee’s deferral on a maximum of 4% of the employee’s salary. The Bank contributed $33,000 and $31,000 to the plan during the years ended June 30, 2009 and 2008, respectively.

In 2009, the Bank adopted EITF Issue 06-4 and recognized a liability for the Bank’s future postretirement benefit obligations under certain death benefit agreements. The Bank recognized this change in accounting principles as a cumulative effect adjustment to retained earnings of $65,000 net of deferred tax asset of $33,000. The total liability for the arrangements included in other liabilities was $96,000 at June 30, 2009. Expense under this arrangement was $23,000 for 2009. Death benefits paid under this arrangement were $25,000 for 2009.

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated amount the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Bank recognized compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated balance sheets. ESOP expense for the years ended June 30, 2009 and 2008 was $85,000 and $122,000, respectively. At June 30, 2009 and 2008 there were 62,176 and 47,248 shares allocated, respectively, and 194,886 and 209,814 unreleased ESOP shares, respectively. The fair value of unreleased ESOP shares at June 30, 2009 and 2008 was $945,000 and $1,886,000, respectively.

Stock-based Incentive Plan

At the annual meeting of stockholders on October 31, 2005, stockholders of the Company approved the PSB Holdings, Inc. 2005 Stock-Based Incentive Plan (the Incentive Plan). Under the Incentive Plan, the Company may grant up to 340,213 stock options and 136,085 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 476,298 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

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

In accordance with SFAS No. 123(R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended June 30, 2006 and 2007.

	November 7, 2005 Grant	June 7, 2006 Grant	May 25, 2007 Grant
Dividend yield	1.89%	2.23%	2.24%
Expected volatility	12.65%	12.17%	11.04%
Risk-free interest rate	4.56%	4.95%	4.86%
Expected life	6.5	6.5	6.5
Fair value	$2.00	$1.97	$1.84

A summary of the status of the Plans as of June 30, 2009 and 2008 and changes during the years then ended is presented below:

	2009		2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	269,747	$10.62	299,562	$10.62
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(46,826)	10.62	(29,815)	10.62
Outstanding at end of year	222,921	$10.62	269,747	$10.62

Options exercisable at year-end	129,153	$10.61	131,394	$10.62

The following table summarizes information about stock options outstanding as of June 30, 2009:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding as of 6/30/09	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable as of 6/30/09	Weighted-Average Exercise Price
$10.60	193,921	6.36	$10.60	116,353	$10.60
10.70	23,000	7.90	10.70	9,200	10.70
10.78	6,000	6.94	10.78	3,600	10.78

At June 30, 2009, there was $428,000 of total unrecognized compensation costs related to nonvested share based compensation. That cost is expected to be recognized over a weighted average period of 1.5 years. The Company recorded share-based compensation expense of $165,000 and $413,000 for the years ended June 30, 2009 and 2008, respectively in connection with the stock option and restricted stock awards.

NOTE 16 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 17 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

PSB HOLDINGS, INC.
(Parent Company Only)

Balance Sheets
(In Thousands)

	June 30,
ASSETS	2009	2008
Cash and due from depository institutions	$191	$585
Investment in Putnam Bank	36,209	44,902
Investment in available-for-sale securities	1,457	1,798
Loan to ESOP	2,218	2,311
Other assets	419	448
Total assets	$40,494	$50,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$598	$607
Stockholders’ equity	39,896	49,437
Total liabilities and stockholders’ equity	$40,494	$50,044

Statements of Income
(In Thousands)

	For the Years Ended June 30,
	2009	2008
Dividend from subsidiary	$—	$2,000
Interest and dividends on investments	78	96
Interest on loan	123	185
Total interest and dividend income	201	2,281
Interest expense	6	22
Net interest and dividend income	195	2,259
Other expense	193	181
Income before income tax expense and equity in undistributed net income of subsidiary	2	2,078
Income tax expense	1	30
Income before equity in undistributed net (loss) income of subsidiary	1	2,048
Equity in undistributed net (loss) income of subsidiary	(7,132)	1,020
Net (loss) income	$(7,131)	$3,068

PSB HOLDINGS, INC.
(Parent Company Only)

Statements of Cash Flows
(In Thousands)

	For the Years Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(7,131)	$3,068
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of securities, net	2	2
Deferred income tax expense	5	131
ESOP shares released	85	122
Decrease (increase) in other assets	1	(153)
Net increase in due to subsidiary	72	191
Increase in other liabilities	13	304
Stock-based compensation expense	165	109
Undistributed net loss (income) of subsidiary	7,132	(1,020)
Net cash provided by operating activities	344	2,754

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	397	391
Principal payments received on loans to ESOP	93	68

Net cash provided by investing activities	490	459

Cash flows from financing activities:
Purchase of treasury stock	(6)	(2,417)
Payment of cash dividends on common stock	(1,222)	(750)

Net cash used in financing activities	(1,228)	(3,167)

Net (decrease) increase in cash and cash equivalents	(394)	46
Cash and cash equivalents at beginning of year	585	539
Cash and cash equivalents at end of year	$191	$585

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Not applicable.

ITEM 9A(T).	Controls and Procedures

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on such assessment, management believes that, as of June 30, 2009, the Company’s internal control over financial reporting is effective, based on those criteria.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

PSB Holdings, Inc. has adopted a Code of Ethics that applies to PSB Holdings, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics can be accessed on PSB Holdings, Inc.’s website at www.putnambank.com. The Code of Ethics is also filed as Exhibit 14 to this Form 10-K.

Information concerning directors and executive officers of PSB Holdings is incorporated herein by reference from our definitive Proxy Statement dated October 2, 2009 related to the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I—Election of Directors.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

(A) Management Responsibility Statement
(B) Report of Independent Registered Public Accounting Firm
(C) Consolidated Balance Sheets
(D) Consolidated Statements of Income
(E) Consolidated Statements of Changes In Stockholders’ Equity
(F) Consolidated Statements of Cash Flows
(G) Notes to Consolidated Financial Statements

(b) Exhibits.

3.1	Charter of PSB Holdings, Inc.*

3.2	Bylaws of PSB Holdings, Inc.*

4.	Form of Common Stock Certificate of PSB Holdings, Inc.*

10.1	Employee Stock Ownership Plan*

10.2	Deferred Compensation Plan*

10.3	Purchase and assumption agreement concerning the Griswold, Ledyard, and Plainfield branches between People’s Savings Bank and Putnam Bank dated June 13, 2005**

10.4	PSB Holdings, Inc. 2005 Stock-Based Incentive Plan***

14.	Code of Ethics

21.	Subsidiaries of Registrant*

23.1.	Consent of Shatswell, MacLeod & Company, P.C.

23.2.	Consent of Whittlesey & Hadley, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Financial Statement Schedules

*
Incorporated by reference to the Registration Statement on Form SB-2 of PSB Holdings, Inc. (file no. 333-116364), originally filed with the Securities and Exchange Commission on June 10, 2004, as amended.

**	Incorporated by reference to Exhibit 10.1 of the current report on form 8-K of PSB Holdings, Inc. originally filed with the Securities and Exchange Commission on June 16, 2005.
***	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated September 20, 2005 as filed with the Securities and Exchange Commission on September 19, 2005.
****	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10K for year ended June 30, 2008, filed with the Securities and Exchange Commission on September 23, 2008.

SIGNATURES

          In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.

Date: September 25, 2009	By:	/S/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer and Director
(Duly Authorized Representative)

          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas A. Borner	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 25, 2009
Thomas A. Borner

/s/ Robert J. Halloran, Jr.	President and Treasurer (Principal Financial and Accounting Officer)	September 25, 2009
Robert J. Halloran, Jr.

/s/ Charles W. Bentley, Jr.	Director	September 25, 2009
Charles W. Bentley, Jr.

/s/ Jitendra K. Sinha	Director	September 25, 2009
Jitendra K. Sinha

/s/ Paul M. Kelly	Director	September 25, 2009
Paul M. Kelly

/s/ Richard A. Loomis	Director	September 25, 2009
Richard A. Loomis

/s John P. Miller	Director	September 25, 2009
John P. Miller

/s/ Mary E. Patenaude	Director	September 25, 2009
Mary E. Patenaude

/s/ Charles H. Puffer	Director	September 25, 2009
Charles H. Puffer