Form 10-Q
period 2009-09-30
PSB Holdings, Inc.
filed 2009-11-16
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

          As of October 31, 2009, there were 6,529,209 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$20,882	$5,509
Federal funds sold	—	550
Total cash and cash equivalents	20,882	6,059
Securities available for sale (at fair value)	140,409	164,888
Securities held-to-maturity (fair value of $12,883 as of
September 30, 2009 and $1,945 as of June 30, 2009	12,894	2,000
Federal Home Loan Bank stock, at cost	8,056	8,056
Loans held-for-sale	563	1,200
Loans	266,728	266,517
Allowance for loan losses	(2,128)	(2,200)
Net loans	264,600	264,317
Premises and equipment	5,539	5,159
Accrued interest receivable	1,645	1,891
Other real estate owned	1,292	1,211
Goodwill	6,912	6,912
Intangible assets	607	651
Bank owned life insurance	5,982	5,912
Other assets	8,057	9,093

Total assets	$477,438	$477,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$32,010	$35,246
Interest-bearing	279,174	272,853
Total deposits	311,184	308,099
Mortgagors’ escrow accounts	841	1,564
Federal Home Loan Bank advances	106,500	120,500
Securities sold under agreements to repurchase	8,110	4,471
Due to broker	6,630	—
Other liabilities	2,235	2,819
Total liabilities	435,500	437,453

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,529,209 shares outstanding at September 30, 2009 and June 30, 2009	694	694
Additional paid-in capital	30,678	30,656
Retained earnings	20,684	20,383
Accumulated other comprehensive loss	(3,558)	(5,277)
Unearned ESOP shares	(1,940)	(1,940)
Unearned stock awards	(409)	(409)
Treasury stock, at cost (413,916 shares at
September 30, 2009 and June 30, 2009)	(4,211)	(4,211)
Total stockholders’ equity	41,938	39,896

Total liabilities and stockholders’ equity	$477,438	$477,349

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,
	2009	2008
	(in thousands, except share data)
Interest and dividend income:
Interest on loans	$3,740	$3,705
Interest and dividends on investments	2,273	2,804
Total interest and dividend income	6,013	6,509

Interest expense:
Deposits and escrow	1,615	1,763
Borrowed funds	1,252	1,571
Total interest expense	2,867	3,334
Net interest and dividend income	3,146	3,175

Provision for loan losses	242	274
Net interest and dividend income after provision for loan losses	2,904	2,901

Noninterest income (charge):
Fees for services	598	637
Mortgage banking activities	65	28
Net commissions from brokerage service	13	46
Loss on writedowns of securities	(330)	(5,480)
Gain on sale of securities	331	—
Other income	108	107
Total noninterest income (charge)	785	(4,662)

Noninterest expense:
Compensation and benefits	1,502	1,465
Occupancy and equipment	305	270
Data processing	194	196
Advertising and marketing	56	105
Prepayment penalties on borrowings	131	—
FDIC deposit insurance	204	51
Writedown of other real estate owned	321	—
Other noninterest expense	466	477
Total noninterest expense	3,179	2,564
Income (loss) before income tax expense (benefit)	510	(4,325)

Income tax expense (benefit)	106	(315)
NET INCOME (LOSS)	$404	$(4,010)
Earnings (loss) per common share
Basic	$0.06	$(0.64)
Diluted	$0.06	$(0.64)

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders’ Equity
	(in thousands)
Balances at June 30, 2008	$694	$30,795	$28,663	$(3,816)	$(2,089)	$(605)	$(4,205)	$49,437

Dividends declared	—	—	(264)	—	—	—	—	(264)
Stock-based compensation	—	(45)	—	—	—	—	—	(45)

Comprehensive loss:
Net loss	—	—	(4,010)	—	—	—	—	—
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	—	—	—	(4,610)	—	—	—
Comprehensive loss								(8,620)

Balances at September 30, 2008	$694	$30,750	$24,389	$(8,426)	$(2,089)	$(605)	$(4,205)	$40,508

Balances at June 30, 2009	$694	$30,656	$20,383	$(5,277)	$(1,940)	$(409)	$(4,211)	$39,896

Dividends declared	—	—	(103)	—	—	—	—	(103)
Stock-based compensation	—	22	—	—	—	—	—	22

Comprehensive income:
Net income	—	—	404	—	—	—	—	—
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	—	—	—	1,719	—	—	—
Comprehensive income								2,123

Balances at September 30, 2009	$694	$30,678	$20,684	$(3,558)	$(1,940)	$(409)	$(4,211)	$41,938

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net income (loss)	$404	$(4,010)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of securities, net	52	56
Gain on sales and calls of securities, net	(331)	—
Write down of securities	330	5,480
Net decrease in loans held-for-sale	637	184
Change in deferred loan costs, net	12	(28)
Provision for loan losses	242	274
Loss on sale of other real estate owned	6	—
Writedown of other real esate owned	321	—
Depreciation and amortization	143	119
Amortization of core deposit intangible	44	52
Decrease (increase) in accrued interest receivable and other assets	394	(104)
Increase in cash surrender value of bank owned life insurance	(70)	(66)
Decrease in other liabilities	(605)	(541)
Deferred tax expense (benefit)	1	(626)
Stock-based compensation	71	4
Net cash provided by operating activities	1,651	794
Cash flows from investing activities
Purchase of available-for-sale securities	—	(2,002)
Proceeds from sales of available-for-sale securities	11,454	—
Proceeds from maturities of available-for-sale securities	15,581	7,132
Purchase of held-for-sale securities	(4,265)	—
Purchase of Federal Hole Loan Bank stock	—	(113)
Loan originations net of principal collections, net	(1,104)	(5,843)
Recoveries of loans previously charged off	10	14
Proceeds from sale of other real estate owned	149	—
Capital expenditures	(523)	(12)
Net cash provided (used) by investing activities	21,302	(824)
Cash flows from financing activities
Net increase (decrease) in savings, demand deposits and NOW accounts	7,087	(3,038)
Net (decrease) increase in time deposit accounts	(4,002)	1,270
Net decrease in mortgagors’ escrow account	(723)	(681)
Net change in short term Federal Home Loan Bank advances	—	(3,000)
Proceeds from Federal Home Loan Bank advances	—	8,000
Repayments of Federal Home Loans Bank advances	(14,000)	(5,031)
Net increase in securities sold under agreement to repurchase	3,639	118
Dividends paid	(131)	(261)
Net cash used by financing activities	(8,130)	(2,623)
Increase (decrease) in cash and cash equivalents	14,823	(2,653)
Cash and cash equivalents at beginning of year	6,059	8,146
Cash and cash equivalents at end of period	$20,882	$5,493
Supplemental disclosures
Cash paid during the period for:
Interest	$2,912	$3,337
Income taxes (received) paid	$2	$1
Loans transferred to other real estate owned	$557	$—
Increase in due to broker	$6,630	$—

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – Organization

PSB Holdings, Inc. (Company) is a federally chartered holding company formed on May 27, 2003 for the purpose of acquiring all of the common stock of Putnam Bank concurrent with the Bank’s reorganization from a mutual savings institution to the mutual holding company form of organization. No shares were offered to the public as part of this reorganization.

On October 4, 2004, the Company issued 6,943,125 shares of common stock, 3,729,846 shares (53.7%) of which were issued to Putnam Bancorp, MHC and 3,089,691 shares (44.5%) of which were sold to eligible depositors of the Bank and others at $10.00 per share. In addition, the Company issued 123,588 shares (1.8%) to a charitable foundation established by the Bank.

NOTE 2 – Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2010. These financial statements should be read in conjunction with the 2009 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2009.

NOTE 3 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard during the third quarter of 2009. The adoption had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning July 1, 2009. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

In May 2009, the FASB updated ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance during the second quarter of 2009. In accordance with the update, the Company evaluates subsequent events through the date its financial statements are issued. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB updated ASC 320-10, “Investments – Debt and Equity Securities.” The guidance amends the other-than-temporary impairment (“OTTI”) guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The Company adopted this guidance effective April 1, 2009. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures,” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this guidance during 2009 and the adoption did not have a material impact on the Company’s financial position and results of operations. The enhanced disclosures related to this guidance are included in Note 11, “Fair Value Measurements,” to the consolidated Financial Statements.

In April 2009, the FASB updated ASC 825-10 “Financial Instruments.” This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The Company adopted this guidance during 2009. The required disclosures have been included in Note 11, “Fair Value Measurements,” to the consolidated Financial Statements.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share.” The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of this update, effective July 1, 2009, did not have a material impact on the Company’s financial position, results of operations, and earnings per share.

In March 2008, the FASB updated ASC 815, “Derivatives and Hedging.” This guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this guidance did not have a material impact on its financial condition and results of operations.

In February 2008, the FASB updated ASC 860, “Transfers and Servicing.” This guidance clarifies how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance became effective July 1, 2009. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB updated ASC 810-10, “Consolidation”, which provides new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as a component of equity in the consolidated financial statements. This guidance also required expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of an entity. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB updated ASC 805, “Business Combinations.” The updated guidance will significantly change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

NOTE 4 – Earnings (Loss) Per Share (EPS)

As presented below, basic earnings or loss per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2009 and September 30, 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Basic EPS computation:
Net income (loss)	$404,000	$(4,010,000)

Weighted average shares outstanding	6,295,863	6,263,728

Basic EPS	$0.06	$(0.64)

Diluted EPS computation:
Net income (loss)	$404,000	$(4,010,000)

Weighted average shares outstanding	6,295,863	6,263,728
Dilutive potential shares	38,501	0
	6,334,364	6,263,728

Diluted EPS	$0.06	$(0.64)

NOTE 5 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	Carrying Value at
	September 30, 2009		June 30, 2009
	Balance	Percent of total	Balance	Percent of total
(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and agency securities	$11,965	7.8%	$19,667	11.8%
Corporate bonds and other securities	4,750	3.1%	9,263	5.6%
Mortgage-backed securities	109,978	71.7%	123,596	74.0%
Equity securities	13,716	9.0%	12,362	7.4%
Total securities, available-for-sale	140,409	91.6%	164,888	98.8%
Securities, held-to-maturity:
U.S. Government and agency securities	12,894	8.4%	2,000	1.2%
Total securities	$153,303	100.0%	$166,888	100.0%

There were gross gains of $366,000 realized on sales of available-for-sale securities for the three months ended September 30, 2009 and no gross gains for the three months ended September 30, 2008. There were gross losses of $35,000 realized on sales of available-for-sale securities for the three months ended September 30, 2009 and no gross losses for the three months ended September 30, 2008. There was an other-than-temporary impairment charge on available-for-sale securities of $330,000 during the quarter ended September 30, 2009 and $5.5 million during the three months ended September 30, 2008. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.

The following is a summary of the estimated fair value and related unrealized losses segregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at:

September 30, 2009:	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Agencies	$985	$15	$—	$—	$985	$15
Corporate bonds	—	—	4,750	2,242	4,750	2,242
Mortgage-backed securities	2,741	676	15,069	5,672	17,810	6,348
Equity securities	13,431	1,569	—	—	13,431	1,569

Total investment securities	$17,157	$2,260	$19,819	$7,914	$36,976	$10,174

June 30, 2009:	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Agencies	$984	$16	$—	$—	$984	$16
Corporate bonds	—	—	5,493	2,528	5,493	2,528
Mortgage-backed securities	5,268	1,053	16,123	5,730	21,391	6,783
Equity securities	12,227	2,773	—	—	12,227	2,773

Total investment securities	$18,479	$3,842	$21,616	$8,258	$40,095	$12,100

The Company had at September 30, 2009 and June 30, 2009, 27 and 29 individual investment securities respectively in which the fair value of the security is less than the amortized cost of the security. Management believes that these unrealized losses are temporary and the Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

          Auction-rate trust preferred securities. At September 30, 2009, our auction-rate trust preferred securities (“ARP”) portfolio totaled $13.7 million, or 9.0% of total securities, all of which were classified as available-for-sale. Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. At September 30, 2009, our investments in auction-rate trust preferred securities consisted of investments in five corporate issuers. These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”). The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

          The certificates issued by the trusts traded in an active, open auction market, with each individual trust establishing the frequency of its auctions, typically every 90 days (the “reset date”). The results of an auction would be the exchange of certificates, at par, between participants entering or exiting the market, and resetting of the yield to be earned by holders of the Class A certificates as well as the holders of other classes of trust certificates.

          Beginning in February 2008, auctions for these securities began to fail when investors declined to bid on the securities. Four of the largest investment banks that make a market in these securities (Merrill Lynch, Citigroup, USB, AG and Morgan Stanley) declined to act as bidders of last resort, as they had in the past. The auction failures did not result in the loss of any principal value to the certificate holders, but prevented many sellers from exiting, or redeeming, their certificates at the reset date. These unsuccessful sellers were required to continue to hold the certificates until the next scheduled reset date. To compensate these unsuccessful sellers, the failed auctions triggered a penalty-rate feature which provided that owners of the Class A certificates were entitled to a higher portion of the dividends, and thus a higher yield, on the Class A certificates.

          During this time, the Company attempted to divest itself of the ARPs, but was prevented from doing so due to the continued failure of the auction market. The Company continued to carry its investments at par value, despite the increased liquidity risk, because the credit strength of the issuers of the collateral preferred shares remained high, and the yield remained above-market.

          On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks. Putnam Bank owns $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008. The current book value of this investment as of September 30, 2009 was $46,000.

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

          The Company adopted the guidance in ASC 820-10, “Fair Value Measurements and Disclosures,” in the second quarter of 2009. The Company concluded that the market value of the underlying collateral preferred shares did not represent orderly transactions and adopted the use of a discounted cash flow model to determine if there was any other-than-temporary impairment of its investments in the ARPs. The resulting discounted cash flow for each of ARP classified as Level 3 showed no impairment in the fair value of the securities.

          The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

          On September 30, 2009, Pitney Bowes announced cash tender offers for any and all of the $375 million aggregate amount outstanding of variable term voting preferred stock issued by Pitney Bowes International Holdings, Inc. This offer included the $5 million in auction-rate preferred securities that the Bank owns. The Bank tendered its shares and on October 15, 2009 was notified that these shares would be exchanged for cash prior to the reset date of October 30, 2009. On Monday, October 19, 2009, the Bank received $5 million plus accrued dividends.

          The chart below includes information as of September 30, 2009 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Pitney Bowes	Merrill Lynch	Bank of America	Freddie Mac	Freddie Mac
Par amount	$3,000,000	$5,000,000	$5,000,000	$2,000,000	$2,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$5,000,000	$2,000,000	$23,000	$23,000
Purchase Date	12-12-07	11-06-06	09-04-07	11-20-07	11-09-07	01-03-08
Maturity Date	08-23-26	06-30-20	05-28-27	08-17-47	06-30-20	06-30-20
Next Reset Date	11-20-09	10-30-09	11-27-09	11-16-09	10-09-09	10-02-09
Reset Frequency	Quarterly	Three years	Quarterly	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	No	Yes	Yes	Yes	Yes
Receiving Default Rates	Yes	N/A	Yes	Yes	No	No
Current Rate	4.655%	4.872%	4.578%	4.679%	0.000%	0.000%
Dividends Current:	Yes	Yes	Yes	Yes	No	No

          Federal Home Loan Bank Stock. At September 30, 2009, the Company owned $8.1 million of Federal Home Loan Bank stock. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of September 30, 2009, consistent with its accounting policies. The regional banks within the Federal Home Loan Bank System have experienced higher levels of other-than-temporary impairment in their private label mortgage-backed securities and home equity loans, which has raised concerns about whether their capital levels could be reduced below regulatory requirements. In response to unprecedented market conditions and potential future losses, the FHLB has implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. The Company anticipates a decline in the dividend yield on its holdings in FHLB stock since the FHLB announced that dividend payments in 2009 are unlikely. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of FHLB stock held by the Bank. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Boston, the actions taken by the FHLB of Boston to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Moody’s Investor Service has affirmed the FHLB of Boston’s credit rating of Aaa on July 7, 2009. Even though the Company did not recognize an other-than-temporary impairment loss during the quarter ended September 30, 2009, continued deterioration in the FHLB of Boston’s financial position may result in future impairment losses.

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2009 and June 30, 2009:

	September 30, 2009		June 30, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
Residential (1)	$201,084	74.66%	$200,680	74.57%
Commercial real estate	56,772	21.08	56,500	20.99
Residential construction	1,686	0.63	1,887	0.70
Commercial	8,564	3.18	8,958	3.33
Consumer and other	1,205	0.45	1,097	0.41

Total loans	269,311	100.00%	269,122	100.00%

Unadvanced construction loans	(2,895)		(2,929)
	266,416		266,193
Net deferred loan costs	312		324
Allowance for loan losses	(2,128)		(2,200)

Loans, net	$264,600		$264,317

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At September 30, 2009	At June 30, 2009
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans (1)	$1,480	$1,277
Commercial real estate	4,934	5,073
Residential construction	—	—
Commercial	99	99
Consumer and other	—	—
Total non-accrual loans	6,513	6,449

Accruing loans past due 90 days or more:
Residential mortgage loans (1)	—	—
Commercial real estate	832	—
Residential construction	—	—
Commercial	195	—
Consumer and other	—	—
Total	1,027	—
Total non-performing loans	7,540	6,449

Other real estate owned	1,292	1,211
Other non-performing assets	46	46
Total non-performing assets	8,878	7,706

Troubled debt restructurings in compliance with restructured terms	1,075	259
	$9,953	$7,965

Total non-performing loans to total loans	2.83%	2.42%
Total non-performing assets to total assets	1.86	1.61
Total non-performing assets and troubled debt restructurings to total assets	2.08	1.67

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

          Total non-performing assets increased $1.2 million to $8.9 million at September 30, 2009 from $7.7 million at June 30, 2009. Non-performing assets as of September 30, 2009 consisted of $1.3 million in Other Real Estate Owned which reflects the repossession of one condominium development project at a carrying value of $735,000, one one-to-four family residence at a carrying value of $190,000 and one in-substance foreclosure of a condominium project at a carrying value of $367,000, $46,000 in Freddie Mac auction-rate trust preferred securities and $7.5 million in non-performing loans. These loans consisted of five residential loans totaling $1.5 million, three commercial and industrial loans totaling $293,000 and 16 commercial real estate loans totaling $5.8 million. Non-performing assets as of June 30, 2009 consisted of $1.2 million in Other Real Estate Owned which reflects the repossession of one condominium development project, $46,000 in Freddie Mac auction-rate trust preferred securities and $6.4 million in non-performing loans. These loans consisted of four residential loans totaling $1.3 million, two commercial and industrial loans totaling $97,000 and 17 commercial real estate loans totaling $5.1 million.

          The Bank’s increase in non-performing loans is a direct correlation to the deteriorating real estate climate. Management is focused on working with borrowers and guarantors to resolve these trends by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal on file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and Loan Review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged. The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 8 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three months ended September 30, 2009, as compared to the prior year period:

	Three Months Ended September 30,
	2009	2008
	(in thousands)

Balance, beginning of period	$2,200	$1,758
Provision for loan losses	242	274
Charge offs	(324)	(50)
Recoveries	10	14
Balance, end of period	$2,128	$1,996

At September 30, 2009, the Company had loans with balances of $6.5 million (representing 21 loans) on nonaccrual status and $1.0 million (representing three loans) past due over 90 days and still accruing. At September 30, 2008, the Company had loans with balances of $3.7 million (representing 16 loans) on nonaccrual status and no loans past due over 90 days and still accruing. The Company had 23 loan relationships that are considered impaired with a balance of $7.4 million as of September 30, 2009 and there were two impaired loan relationships with a balance of $2.4 million September 30, 2008.

NOTE 9 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005. The goodwill and core deposit intangible are evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period. The carrying amount of goodwill and core deposit intangible as of September 30, 2009 was $6.9 million and $607,000, respectively. The amortization expense related to the core deposit intangible for the three months ended September 30, 2009 and 2008 was $44,000 and $52,000, respectively.

	September 30, 2009	June 30, 2009
		(in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	607	651
Total intangible assets	$7,519	$7,563

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

	(in thousands	)
For the nine months ending June 30, 2010	$134
For the twelve months ending June 30, 2011	149
For the twelve months ending June 30, 2012	121
For the twelve months ending June 30, 2013	93
For the twelve months ending June 30, 2014	65
Thereafter	45
Total	$607

NOTE 10 – Comprehensive (Loss) Income

Comprehensive income, includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The Company’s only source of other comprehensive income is the net unrealized gain (loss) on securities.

	Three Months Ended September 30,
	2009	2008
	(in thousands)

Net Income (Loss)	$404	$(4,010)
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	2,607	(12,465)
Reclassification adjustment for (gain) loss recognized in net income	(1)	5,480
Other comprehensive income (loss) before tax (expense) benefit	2,606	(6,985)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(887)	2,375
Other comprehensive income (loss), net of tax	1,719	(4,610)
Total comprehensive income (loss)	$2,123	$(8,620)

NOTE 11 – FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2009.

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

The following summarizes assets measured at fair value for the period ending September 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Securities available for sale
U. S. Government agency securities	$11,965	$—	$11,965	$—
Corporate securities	4,750	—	4,750	—
Mortgage backed securities insured or guaranteed by U.S. Government enterprises	90,672	—	90,672	—
Non-agency mortgage-backed securities	19,306	—	19,306	—
Equity securities	13,716	—	4,895	8,821
Impaired Loans	7,401	—	7,401	—
Total	$147,810	$—	$138,989	$8,821

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities	Total
Beginning balance, July 1, 2009	$7,466	$7,466
Total gains or losses
Included in earnings	—	—
Included in other comprehensive income	1,355	1,355
Principal payments on securities	—	—
Amortization of securities, net	—	—
Transfers in and/or out of Level 3	—	—
Ending balance, September 30, 2009	$8,821	$8,821

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still
held at the reporting date for trading securities	$—	$—

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended September 30, 2009 and September 30, 2008 of $71,000 and $4,000, respectively. During the three months ended September 30, 2008, a reduction of $45,000 was recorded in stock award expense due to forfeitures.

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

NOTE 13 – Dividends

On September 2, 2009, the Board of Directors of the Company declared a cash dividend of $0.04 a share for stockholders of record as of October 2, 2009 and payable on October 16, 2009. Putnam Bancorp, MHC, the mutual holding company, waived the receipt of the dividend declared by the Company.

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

The contractual amounts of outstanding commitments were as follows:

	September 30, 2009	June 30, 2009
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,407	$4,687
Unadvanced construction loans	2,895	2,929
Unadvanced lines of credit	16,195	16,859
Standby letters of credit	998	898

Outstanding commitments	$23,495	$25,373

NOTE 15 – Subsequent Events

Subsequent events have been evaluated through November 13, 2009, which is the date the financial statements were available for issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 2009 and 2008, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2009 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009.

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

          During the quarter ended September 30, 2008, the U.S. Treasury announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) under conservatorship under the authority of the Federal Housing Finance Agency. The actions of the U.S. Government adversely impacted the value of the preferred stock of Fannie Mae and Freddie Mac. The Bank owns $4.0 million of Freddie Mac auction pass-through certificates (APT) issued by trusts sponsored by Merrill Lynch. The results of this action, along with general concern in the market about the future value of Freddie Mac preferred stock, have caused the values for the APT certificates to decrease materially. The Company recorded a non-cash other-than-temporary impairment (“OTTI”) charge of $3.7 million during the quarter ended September 30, 2008. On October 29, 2008, the U.S. Treasury clarified that ordinary loss treatment applies to these Freddie Mac APT certificates. As an ordinary loss, the Company was able to record a tax benefit related to this impairment charge for book purposes but under generally accepted accounting principles banks did not record the effect of this tax change in it’s balance sheets and income statements for financial and regulatory purposes until the period in which the law was enacted, i.e., the fourth quarter of 2008. On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. This action adversely impacted the value of Lehman Brothers corporate debt. The Bank owned $2.0 million of this corporate debt as of September 30, 2008. The Company recorded an OTTI charge of $1.8 million during the quarter ended September 30, 2008. Both of these investments were rated investment grade by Moody’s and Standard & Poor’s at the time of purchase. During the quarter ended September 30, 2009, the Company recorded impairment charges of $330,000, which consisted of private label CMOs.

          Net interest and dividend income decreased $29,000 during the quarter ended September 30, 2009. In addition, noninterest expense increased $615,000 during the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. The provision for loan losses decreased $32,000 during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”. The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management evaluates the Company’s investment portfolio on an ongoing basis and determined that $330,000 of investments were other-than-temporarily impaired and written down during the three months ended September 30, 2009 and $5.5 million of investments were other-than-temporarily impaired and written down during the three months ended September 30, 2008.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

Assets

          Total assets increased to $477.44 million at September 30, 2009 from $477.35 million at June 30, 2009. Investments in securities decreased $13.6 million during the three months ended September 30, 2009, and represented $153.3 million or 32.1% of total assets at September 30, 2009. Net loans have increased to $264.6 million at September 30, 2009 from $264.3 million at June 30, 2009 and now represent 55.4% of total assets. Cash flows from the investment portfolio have been used to fund this loan growth.

Allowance for Loan Losses

          The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at September 30, 2009 and June 30, 2009.

	September 30, 2009	June 30, 2009
	(Dollars in thousands)

Allowance for loan losses	$2,128	$2,200
Gross loans outstanding	266,728	266,517
Nonperforming loans	7,540	6,449

Allowance/gross loans outstanding	0.80%	0.83%
Allowance/nonperforming loans	28.2%	34.1%

Past Due and Nonperforming Loans

The following table sets forth information regarding past due and non-performing loans:

	September 30, 2009	June 30, 2009
	(in thousands)

Past due 30 days through 89 days and accruing	$4,472	$3,445

Past due 90 days or more and accruing	$1,027	$—

Past due 90 days or more and nonaccruing	$4,208	$6,449

In addition, the Bank had four loans totaling $2.3 million that were not past due but were nonaccruing.

Liabilities

          Total liabilities decreased to $435.5 million at September 30, 2009 from $437.5 million at June 30, 2009. Total deposits increased to $311.2 million at September 30, 2009 from $308.1 million at June 30, 2009, an increase of $3.1 million or 1.0%. Federal Home Loan Bank advances decreased to $106.5 million at September 30, 2009 from $120.5 million at June 30, 2009, a decrease of $14.0 million or 11.6%. Securities sold under agreements to repurchase increased to $8.1 million at September 30, 2009 from $4.5 million at June 30, 2009. At September 30, 2009 the Company recorded a due to broker of $6.6 million for a security purchase that will settle in October 2009.

Stockholders’ Equity

          Stockholders’ equity increased to $41.9 million at September 30, 2009 from $39.9 million at June 30, 2009, primarily due to net income of $404,000 and a reduction in other comprehensive loss of $1.7 million.

Comparison of Operating Results for the Three months ended September 30, 2009 and 2008

Net Income (Loss)

          Net income amounted to $404,000 or $.06 per basic and diluted share for the quarter ended September 30, 2009 compared to a net loss of $4.0 million or $.64 per basic and diluted share for the quarter ended September 30, 2008. The net loss for the September 30, 2008 quarter was primarily due to other-than-temporarily impaired pre-tax investment write-downs of $5.5 million recorded during the quarter. The Company recorded an other-than-temporary impairment charge of $330,000 during the quarter ended September 30, 2009.

          Net interest income decreased by $29,000 and the provision for loan losses decreased by $32,000. Noninterest expense increased by $615,000.

Interest and Dividend Income

          Interest and dividend income amounted to $6.0 million for the quarter ended September 30, 2009 as compared to $6.5 million for the quarter ended September 30, 2008, a decrease of $496,000 or 7.6%. The decrease was primarily due to a reduction of $16.3 million in average earning assets. Average investment securities decreased $43.8 million to $171.4 million for the quarter ended September 30, 2009 compared to $215.2 million for the quarter ended September 30, 2008. This was partially offset by an increase in average loans of $21.2 million to $268.4 million for the quarter ended September 30, 2009 compared to $247.2 million for the quarter ended September 30, 2008. The yield on average earning assets decreased 23 basis points to 5.32% for the quarter ended September 30, 2009 compared to 5.55% for the quarter ended September 30, 2008. The decrease in yield was primarily due to a decrease in yield on loans of 42 basis points to 5.53% for the quarter ended September 30, 2009 compared to 5.95% for the quarter ended September 30, 2008.

Interest Expense

          Interest expense amounted to $2.9 million for the quarter ended September 30, 2009 as compared to $3.3 million for the quarter ended September 30, 2008, a decrease of $467,000 or 14.0%. The decrease was primarily due to a change in rates of interest-bearing liabilities. The cost of average interest-bearing liabilities decreased 45 basis points to 2.82% for the quarter ended September 30, 2009 from 3.27% for the quarter ended September 30, 2008. The average rate on interest-bearing deposits decreased by 52 basis points when comparing the quarters ended September 30, 2009 and 2008. The average rate on borrowed money decreased by three basis points when comparing the quarters ended September 30, 2009 and 2008.

Net Interest and Dividend Income

          Net interest and dividend income amounted to $3.15 million for the quarter ended September 30, 2009 as compared to $3.18 million for the quarter ended September 30, 2008, a decrease of $29,000 or 0.9%. Net interest spread increased 22 basis points to 2.50% as compared to 2.28% and net interest margin increased seven basis points to 2.78% as compared to 2.71% when comparing the quarters ended September 30, 2009 and 2008.

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

Provision for Loan Losses

          The provision for loan losses amounted to $242,000 for the quarter ended September 30, 2009 as compared to $274,000 for the quarter ended September 30, 2008. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management may consider are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of those conditions. The ratio of the allowance to gross loans outstanding was 0.80% as of September 30, 2009 compared to 0.83% as of June 30, 2009. Net charge-offs were $314,000 for the quarter ended September 30, 2009 compared to $36,000 for the quarter ended September 30, 2008. The ratio of the allowance to nonperforming loans was 28.2% as of September 30, 2009 compared to 29.7% as of September 30, 2008.

Noninterest Income (Charge)

          Noninterest income totaled $785,000 for the quarter ended September 30, 2009 compared to noninterest charges of $4.7 million for the quarter ended September 30, 2008. This was primarily due to write-downs of investments of $330,000 for the quarter ended September 30, 2009 compared to $5.5 of million investment write-downs for the quarter ended September 30, 2008. The impairment charges for the quarter ended September 30, 2009 consisted of private label CMOs. The impairment charges for the quarter ended September 30, 2008 consisted of $3.7 million in Freddie Mac pass-through auction-rate securities issued by trusts consisting solely of Freddie Mac preferred stock and $1.8 million in Lehman Brothers corporate debt. Net gains on sales of investments were $331,000 for the quarter ended September 30, 2009 compared to no gains or losses on investment sales for the quarter ended September 30, 2008.

Noninterest Expense

          Noninterest expense amounted to $3.2 million for the three months ended September 30, 2009 as compared to $2.6 million for the three months ended September 30, 2008, an increase of $615,000 or 24.0%. Compensation and benefits expense increased $37,000 or 2.5%. This increase was primarily due to a change in employee stock award expense due to forfeitures recorded during the quarter ended September 30, 2008. Occupancy and equipment expense increased $35,000 or 13.0% due primarily to increased depreciation expense. This increase includes expenses related to the opening of the Bank’s new branch in Norwich, CT in September 2009. Data processing, advertising & marketing and other noninterest expenses increased $543,000 or 65.5% to $1.4 million for the quarter ended September 30, 2009 compared to $829,000 for the quarter ended September 30, 2008. This increase was primarily due to other real estate owned write-downs of $321,000 on a property scheduled to be sold in October 2009, an increase in FDIC assessments of $153,000 and $131,000 in prepayment penalties on $14 million of Federal Home Loan Bank advances, with a weighted average rate of 4.80%, paid off prior to maturity during the quarter ended September 30, 2009.

Provision for Income Taxes

          Income tax expense amounted to $106,000 for the quarter ended September 30, 2009 compared to a tax benefit of $315,000 for the quarter ended September 30, 2008. The tax benefit related to the Freddie Mac write-down was not available until the quarter ended December 31, 2008.

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

	For the Three Months Ended September 30,
	2009			2008
	(Dollars in thousands)

Interest-earning assets:	Average Balance	Interest Income/Expense	Yield/ Cost	Average Balance	Interest Income/Expense	Yield/ Cost

Investment securities	$171,446	$2,271	5.26%	$215,247	$2,792	5.15%
Loans	268,451	3,740	5.53%	247,242	3,705	5.95%
Other earning assets	8,863	2	0.09%	2,611	12	1.82%
Total interest-earnings assets	448,760	6,013	5.32%	465,100	6,509	5.55%
Non-interest-earning assets	34,347			27,643
Total assets	$483,107			$492,743

Interest-bearing liabilities:
NOW accounts	$64,178	320	1.98%	$37,448	225	2.38%
Savings accounts	46,048	54	0.47%	45,306	68	0.60%
Money market accounts	11,462	32	1.11%	12,429	53	1.69%
Time deposits	154,385	1,209	3.11%	151,041	1,417	3.72%
Borrowed money	126,988	1,252	3.91%	158,371	1,571	3.94%
Total interest-bearing liabilities	403,061	2,867	2.82%	404,595	3,334	3.27%
Non-interest-bearing demand deposits	35,292			36,156
Other non-interest-bearing liabilities	4,171			3,857
Capital accounts	40,583			48,135
Total liabilities and capital accounts	$483,107			$492,743

Net interest income		$3,146			$3,175
Interest rate spread			2.50%			2.28%
Net interest-earning assets	$45,699			$60,505
Net interest margin			2.78%			2.71%
Average earning assets to
average interest-bearing liabilities			111.34%			114.95%

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

	For the Three Months Ended September 30, 2009

	Compared to the Three Months Ended September 30, 2008

	Increase(Decrease) Due to
	Rate	Volume	Net

INTEREST INCOME
Investment securities	$376	$(897)	$(521)
Loans	(1,120)	1,155	35
Other interest-earning assets	(68)	58	(10)
TOTAL INTEREST INCOME	(812)	316	(496)

INTEREST EXPENSE:

NOW accounts	(227)	322	95
Savings accounts	(21)	7	(14)
Money Market accounts	(17)	(4)	(21)
Time deposits	(403)	195	(208)
Other borrowed money	(10)	(309)	(319)
TOTAL INTEREST INCOME	(678)	211	(467)

CHANGE IN NET INTEREST INCOME	$(134)	$105	$(29)

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

          Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at March 31, 2009 and June 30, 2009.

Net Interest Income At-Risk

Change in Interest Rates (Basis Points)	Estimated Increase (Decrease) in NII June 30, 2009	Estimated Increase (Decrease) in NII March 31, 2009

Stable
+ 100	-1.50%	0.17%
+ 200	-4.14%	-1.05%

          The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables. We do not believe that there has been a material change in our NII position between June 30, 2009 and September 30, 2009.

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

          The tables below set forth, at June 30, 2009, indicated the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc. We do not believe that there has been a material change in our NPV position between June 30, 2009 and September 30, 2009.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV			Increase (Decrease) (basis points)
		Amount	Percent	NPV Ratio (4)

+300	$20,204	$(17,713)	-47%	4.40%	-336
+200	$27,465	$(10,453)	-28%	5.84%	-191
+100	$33,582	$(4,335)	-11%	6.99%	-76
0	$37,917	$—	0%	7.75%	0
-100	$40,008	$2,090	6%	8.07%	32

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

          The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of September 30, 2009 of $106.5 million with unused borrowing capacity of $25.7 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 40.0%. As of September 30, 2009, the ratio of wholesale borrowings to total assets was 22.7%.

          The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended September 30, 2009 and 2008, the Bank originated loans for the portfolio net of principal payments of $1.1 million and $5.8 million, respectively. Purchases of securities totaled $4.3 million and $2.0 million, for the three months ended September 30, 2009 and 2008, respectively.

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

          Certificates of deposits totaled $152.1 million at September 30, 2009. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

          The Bank was well capitalized at September 30, 2009 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	6.87%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	11.08%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	10.41%

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

          For the quarter ended September 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

          In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factor previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2009, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The FDIC has adopted regulations that will require us to pre-pay our federal deposit insurance premiums.

  The Federal Deposit Insurance Corporation has issued a rule pursuant to which all insured depository institutions will be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  This pre-payment will be due on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $2.4 million. We expect that we will be able to make the prepayment from available cash on hand.

Another legislative proposal has been introduced that would eliminate our primary federal regulator, require the bank to convert to a national bank or state bank, and require Putnam Bancorp, MHC and the Company to become bank holding companies.

          The House Financial Services Committee has released a draft of proposed restructuring legislation that would implement sweeping changes to the current bank regulatory structure. The proposed legislation, developed in conjunction with the U.S. Treasury Department, would establish a Financial Services Oversight Council and merge our primary regulator, the Office of Thrift Supervision, into the Office of the Comptroller of the Currency, the primary federal regulator for national banks. The proposal also contemplates that a division of thrift supervision within the Office of the Comptroller of the Currency would regulate federal thrifts. The proposal, if adopted, also would subject all holding companies of thrifts such as PSB Holdings, Inc. and Putnam Bancorp, MHC to regulation by the Federal Reserve to be regulated as bank holding companies, as opposed to regulation by the Office of Thrift Supervision as savings and loan holding companies.

          As previously reported, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized. Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Putnam Bancorp, MHC would not be permitted to waive the receipt of dividends declared by the Company. This could have an adverse impact on the Company’s financial condition and, consequently, could have an adverse impact on the value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          a) Not applicable

          b) Not applicable

          c) Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company convened its 2009 Annual Meeting of Stockholders on November 6, 2009. At the meeting, the stockholders of the Company considered and voted on the following proposals:

Proposal No. 1. The election of Thomas A. Borner, Richard A. Loomis and John P. Miller, each to serve as a director for a term of three years and until his or her successor has been elected and qualified.

	For	Withheld
Thomas A. Borner	5,508,216	337,431
Richard A. Loomis	5,696,071	149,576
John P. Miller	5,748,013	97,634

The term in office of directors Mary E. Patenaude, Jitendra K. Sinha, Paul M. Kelly, Charles H. Puffer, Charles W. Bentley, Jr. and Robert J. Halloran, Jr. continued after the 2009 Annual Meeting.

Proposal No. 2. The ratification of the appointment of Shatswell, MacLeod & Company, P.C. as the independent registered public accounting firm of the Company for the fiscal year ending June 30, 2010.

	For	Against	Abstain
Number of votes	5,836,868	6,797	1,982
Percentage of shares voting in person or by proxy	89.40%	0.10%	0.03%

Item 5.	Other Information

a.	Not applicable.
b.	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

Item 6.	Exhibits

Exhibits
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date	November 13, 2009	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date	November 13, 2009	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer