Form 10-Q
period 2009-12-31
PSB Holdings, Inc.
filed 2010-02-16
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 1, 2010, there were 6,529,209 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$20,975	$5,509
Federal funds sold	-	550
Total cash and cash equivalents	20,975	6,059
Securities available for sale (at fair value)	120,753	164,888
Securities held-to-maturity (fair value of $37,168 as of December 31, 2009 and $1,945 as of June 30, 2009)	37,436	2,000
Federal Home Loan Bank stock, at cost	8,056	8,056
Loans held-for-sale	425	1,200
Loans	263,319	266,517
Allowance for loan losses	(2,207)	(2,200)
Net loans	261,112	264,317
Premises and equipment	5,458	5,159
Accrued interest receivable	1,635	1,891
Other real estate owned	984	1,211
Goodwill	6,912	6,912
Intangible assets	562	651
Bank owned life insurance	6,052	5,912
Other assets	9,898	9,093

Total assets	$480,258	$477,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$36,149	$35,246
Interest-bearing	288,068	272,853
Total deposits	324,217	308,099
Mortgagors’ escrow accounts	1,505	1,564
Federal Home Loan Bank advances	102,500	120,500
Securities sold under agreements to repurchase	5,972	4,471
Other liabilities	1,974	2,819
Total liabilities	436,168	437,453

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,529,209 shares outstanding at December 31, 2009 and June 30, 2009	694	694
Additional paid-in capital	30,700	30,656
Retained earnings	21,219	20,383
Accumulated other comprehensive loss	(2,140)	(5,277)
Unearned ESOP shares	(1,940)	(1,940)
Unearned stock awards	(232)	(409)
Treasury stock, at cost (413,916 shares at December 31, 2009 and June 30, 2009)	(4,211)	(4,211)
Total stockholders’ equity	44,090	39,896

Total liabilities and stockholders’ equity	$480,258	$477,349

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(in thousands, except share data)		(in thousands, except share data)
Interest and dividend income:
Interest on loans	$3,754	$3,745	$7,494	$7,451
Interest and dividends on investments	2,029	2,792	4,302	5,595
Total interest and dividend income	5,783	6,537	11,796	13,046

Interest expense:
Deposits and escrow	1,542	1,743	3,157	3,505
Borrowed funds	1,045	1,491	2,297	3,063
Total interest expense	2,587	3,234	5,454	6,568
Net interest and dividend income	3,196	3,303	6,342	6,478

Provision for loan losses	265	323	507	597
Net interest and dividend income after provision for loan losses	2,931	2,980	5,835	5,881

Noninterest income (charge):
Fees for services	595	586	1,192	1,224
Mortgage banking activities	67	18	132	46
Net commissions from brokerage service	24	32	37	79
Loss on writedowns of securities	(603)	(304)	(932)	(5,784)
Gain on sale of securities	512	-	842	-
Other income	105	266	214	372
Total noninterest income (charge)	700	598	1,485	(4,063)

Noninterest expense:
Compensation and benefits	1,519	1,497	3,021	2,962
Occupancy and equipment	301	273	606	543
Data processing	196	164	390	360
Advertising and marketing	82	93	146	183
Prepayment penalties on borrowings	41	-	172	-
FDIC deposit insurance	149	50	353	101
Writedown of other real estate owned	-	-	321	-
Other noninterest expense	626	541	1,084	1,035
Total noninterest expense	2,914	2,618	6,093	5,184
Income (loss) before income tax expense (benefit)	717	960	1,227	(3,366)

Income tax expense (benefit)	189	(1,009)	296	(1,324)
NET INCOME (LOSS)	$528	$1,969	$931	$(2,042)

Earnings (loss) per common share
Basic	$0.08	$0.31	$0.15	$(0.32)
Diluted	$0.08	$0.31	$0.15	$(0.32)

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended December 31, 2009 and 2008
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders’ Equity
	(in thousands)

Balances at June 30, 2008	$694	$30,795	$28,663	$(3,816)	$(2,089)	$(605)	$(4,205)	$49,437

Dividends declared	-	-	(496)	-	-	-	-	(496)
Stock-based compensation	-	(48)	-	-	-	176	-	128

Comprehensive loss:
Net loss	-	-	(2,042)	-	-	-	-	-
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	(10,362)	-	-	-
Comprehensive loss								(12,404)

Balances at December 31, 2008	$694	$30,747	$26,125	$(14,178)	$(2,089)	$(429)	$(4,205)	$36,665

Balances at June 30, 2009	$694	$30,656	$20,383	$(5,277)	$(1,940)	$(409)	$(4,211)	$39,896

Dividends declared	-	-	(95)	-	-	-	-	(95)
Stock-based compensation	-	44	-	-	-	177	-	221

Comprehensive income:
Net income	-	-	931	-	-	-	-	-
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	3,137	-	-	-
Comprehensive income								4,068

Balances at December 31, 2009	$694	$30,700	$21,219	$(2,140)	$(1,940)	$(232)	$(4,211)	$44,090

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months
	Ended December 31,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net income (loss)	$931	$(2,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of securities, net	127	62
Gain on sales and calls of securities, net	(842)	-
Write down of securities	932	5,784
Net decrease in loans held-for-sale	775	504
Change in deferred loan costs, net	6	(42)
Provision for loan losses	507	597
Loss on sale of other real estate owned	31	-
Writedown of other real esate owned	321	-
Depreciation and amortization	275	186
Amortization of core deposit intangible	89	103
(Increase) decrease in accrued interest receivable and other assets	(2,181)	47
Increase in cash surrender value of bank owned life insurance	(140)	(130)
Bank owned life insurance benefit income	-	(162)
Decrease in other liabilities	(626)	(519)
Deferred tax expense (benefit)	-	(1,930)
Stock-based compensation	143	50
Net cash provided by operating activities	348	2,508
Cash flows from investing activities
Purchase of available-for-sale securities	-	(5,088)
Proceeds from sales of available-for-sale securities	21,077	-
Proceeds from maturities of available-for-sale securities	27,654	13,454
Purchase of held-to-maturity securities	(35,960)	-
Proceeds from maturities of held-to-maturity securities	465	-
Loan originations net of principal collections, net	1,493	(7,264)
Recoveries of loans previously charged off	25	20
Proceeds from sale of other real estate owned	1049	-
Proceeds from the surrender of bank owned life insurance policy	-	345
Capital expenditures	(559)	(45)
Net cash provided by investing activities	15,244	1,422
Cash flows from financing activities
Net increase (decrease) in savings, demand deposits and NOW accounts	25,681	734
Net (decrease) increase in time deposit accounts	(9,563)	7,726
Net decrease in mortgagors’ escrow account	(59)	(63)
Net change in short term Federal Home Loan Bank advances	-	(4,000)
Proceeds from Federal Home Loan Bank advances	-	20,000
Repayments of Federal Home Loans Bank advances	(18,000)	(23,564)
Net increase (decrease) in securities sold under agreement to repurchase	1,501	(2,239)
Dividends paid	(236)	(521)
Net cash used by financing activities	(676)	(1,927)
Increase in cash and cash equivalents	14,916	2,003
Cash and cash equivalents at beginning of year	6,059	8,146
Cash and cash equivalents at end of period	$20,975	$10,149
Supplemental disclosures
Cash paid during the period for:
Interest	$5,511	$6,561
Income taxes paid	$20	$294
Loans transferred to other real estate owned	$1,174	$1,211

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – Organization

PSB Holdings, Inc. (Company) is a federally chartered holding company formed on May 27, 2003 for the purpose of acquiring all of the common stock of Putnam Bank (Bank) concurrent with the Bank’s reorganization from a mutual savings institution to the mutual holding company form of organization.  No shares were offered to the public as part of this reorganization.

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

In May 2009, the FASB updated ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted this guidance during the second quarter of 2009.  In accordance with the update, the Company evaluates subsequent events through the date its financial statements are available for issuance. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

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

In March 2008, the FASB updated ASC 815, “Derivatives and Hedging.” This guidance changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statements of Financial Accounting Standards No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of this guidance did not have a material impact on its financial condition and results of operations.

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

NOTE 4 – Earnings (Loss) Per Share (EPS)

The Company has adopted the EPS guidance included in ASC 260-10. As presented below, basic earnings or loss per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended December 31, 2009 and December 31, 2008:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Net income (loss)	$528,000	$1,969,000	$931,000	$(2,042,000)
Dividends and undistributed earnings (loss) allocated to unvested shares of stock awards	2,381	13,199	5,301	(17,471)
Net income (loss) available to common shareholders	525,619	1,955,801	925,699	(2,024,529)
Average basic common shares	6,309,519	6,276,963	6,302,691	6,270,346
Dilutive effect of stock options	0	0	0	0
Average diluted common shares	6,309,519	6,276,963	6,302,691	6,270,346

Basic EPS:	$0.08	$0.31	$0.15	$(0.32)
Diluted EPS:	$0.08	$0.31	$0.15	$(0.32)

NOTE 5 – Investment Securities

The carrying value and estimated market values of investment securities are as follows:

	Carrying Value at
	December 31, 2009		June 30, 2009
		Percent		Percent
	Balance	of total	Balance	of total
(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and agency securities	$11,659	7.4%	$19,667	11.8%
Corporate bonds and other securities	5,208	3.3%	9,263	5.6%
Mortgage-backed securities	94,044	59.5%	123,596	74.0%
Equity securities	9,842	6.2%	12,362	7.4%
Total securities, available-for-sale	120,753	76.4%	164,888	98.8%
Securities, held-to-maturity:
U.S. Government and agency securities	17,747	11.2%	2,000	1.2%
Mortgage-backed securities	19,689	12.4%	0	0.0%
Total securities, held-to-maturity	37,436	23.6%	2,000	1.2%
Total securities	$158,189	100.0%	$166,888	100.0%

There were gross gains of $512,000 realized on sales of available-for-sale securities for the three months ended December 31, 2009 and no gross gains for the three months ended December 31, 2008.  There were no gross losses  realized on sales of available-for-sale securities for the three months ended December 31, 2009 and December 31, 2008.  There was an other-than-temporary impairment charge on available-for-sale securities of $603,000 during the quarter ended December 31, 2009 and $304,000 during the three months ended December 31, 2008. There were gross gains of $877,000 realized on sales of available-for-sale securities for the six months ended December 31, 2009 and no gross gains for the six months ended December 31, 2008.  There were gross losses of $35,000 realized on sales of available-for-sale securities for the six months ended December 31, 2009 and no gross losses for the six months ended December 31, 2008.  There was an other-than-temporary impairment charge on available-for-sale securities of $932,000 during the six months ended December 31, 2009 and $5.8 million during the six months ended December 31, 2008.   See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.

The following is a summary of the estimated fair value and related unrealized losses segregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at:

December 31, 2009:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
US Government Agencies	$1,949	$59	$-	$-	$1,949	$59
Corporate bonds	-	-	5,208	1,787	5,208	1,787
Mortgage-backed securities	3,721	538	13,851	4,687	17,572	5,225
Equity securities	-	-	6,307	693	6,307	693

Total investment securities	$5,670	$597	$25,366	$7,167	$31,036	$7,764

June 30, 2009:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
US Government Agencies	$984	$16	$-	$-	$984	$16
Corporate bonds	-	-	5,493	2,528	5,493	2,528
Mortgage-backed securities	5,268	1,053	16,123	5,730	21,391	6,783
Equity securities	12,227	2,773	-	-	12,227	2,773

Total investment securities	$18,479	$3,842	$21,616	$8,258	$40,095	$12,100

The Company had at December 31, 2009 and June 30, 2009, 26 and 29 individual investment securities respectively in which the fair value of the security is less than the amortized cost of the security.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

    Auction-rate trust preferred securities. At December 31, 2009, our auction-rate trust preferred securities (“ARP”) portfolio totaled $9.8 million, or 6.2% of total securities, all of which were classified as available-for-sale.    Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At December 31, 2009, our investments in auction-rate trust preferred securities consisted of investments in four corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

    On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks.  Putnam Bank owns $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008.  The current book value of this investment as of December 31, 2009 was $46,000.

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

    On September 30, 2009, Pitney Bowes announced cash tender offers for any and all of the $375 million aggregate amount outstanding of variable term voting preferred stock issued by Pitney Bowes International Holdings, Inc.  This offer included the $5 million in auction-rate preferred securities that the Company owns.  The Company tendered its shares and on October 15, 2009 was notified that these shares would be exchanged for cash prior to the reset date of October 30, 2009.  On October 19, 2009, the Company received $5 million plus accrued dividends.

The chart below includes information as of December 31, 2009 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America	Freddie Mac	Freddie Mac
Par amount	$3,000,000	$5,000,000	$2,000,000	$2,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000	$23,000	$23,000
Purchase Date	12-12-07	09-04-07	11-20-07	11-09-07	01-03-08
Maturity Date	08-23-26	05-28-27	08-17-47	06-30-20	06-30-20
Next Reset Date	02-19-10	02-26-10	02-16-10	01-08-10	04-01-10
Reset Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes	No	No
Current Rate	4.654%	4.739%	4.679%	0.000%	0.000%
Dividends Current:	Yes	Yes	Yes	No	No

    Federal Home Loan Bank Stock.  At December 31, 2009, the Company owned $8.1 million of Federal Home Loan Bank stock.  The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2009, consistent with its accounting policies. The regional banks within the Federal Home Loan Bank System have experienced higher levels of other-than-temporary impairment in their private label mortgage-backed securities and home equity loans, which has raised concerns about whether their capital levels could be reduced below regulatory requirements. In response to unprecedented market conditions and potential future losses, the FHLB has implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. The Company anticipates a decline in the dividend yield on its holdings in FHLB stock since the FHLB announced that dividend payments in 2009 and 2010 are unlikely. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of FHLB stock held by the Bank.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Boston, the actions taken by the FHLB of Boston to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company has not recognized an other-than-temporary impairment loss.  Moody’s Investor Service has affirmed the FHLB of Boston’s credit rating of Aaa on July 7, 2009.  Even though the Company did not recognize an other-than-temporary impairment loss during the six months ended December 31, 2009, continued deterioration in the FHLB of Boston’s financial position may result in future impairment losses.

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2009 and June 30, 2009:

	December 31, 2009		June 30, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage Loans:
Residential (1)	$197,880	74.37%	$200,680	74.57%
Commercial real estate	57,993	21.80	56,500	20.99
Residential construction	1,760	0.66	1,887	0.70
Commercial	7,127	2.68	8,958	3.33
Consumer and other	1,294	0.49	1,097	0.41

Total loans	266,054	100.00%	269,122	100.00%

Unadvanced construction loans	(3,053)		(2,929)
	263,001		266,193
Net deferred loan costs	318		324
Allowance for loan losses	(2,207)		(2,200)

Loans, net	$261,112		$264,317

(1)   Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At December 31,	At June 30,
	2009	2009
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans (1)	$1,364	$1,277
Commercial real estate	4,545	5,073
Residential construction	-	-
Commercial	215	99
Consumer and other	-	-
Total non-accrual loans	6,124	6,449

Accruing loans past due 90 days or more:
Residential mortgage loans (1)	-	-
Commercial real estate	3,961	-
Residential construction	-	-
Commercial	-	-
Consumer and other	-	-
Total	3,961	-
Total non-performing loans	10,085	6,449

Other real estate owned	984	1,211
Other non-performing assets	46	46
Total non-performing assets	11,115	7,706

Troubled debt restructurings in compliance with restructured terms	310	259
	$11,425	$7,965

Total non-performing loans to total loans	3.79%	2.40%
Total non-performing assets to total assets	2.31	1.61
Total non-performing assets and troubled debt restructurings to total assets	2.38	1.67

(1)   Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Total non-performing assets increased $3.4 million to $11.1 million at December 31, 2009 from $7.7 million at June 30, 2009.   Non-performing assets as of December 31, 2009 consisted of $984,000 in Other Real Estate Owned which reflects the repossession of a six lot residential development project at a carrying value of $303,000, one nine unit multi-family residence at a carrying value of $212,000, one mixed use property with a carrying value of $93,000 and one in-substance foreclosure of a condominium project at a carrying value of $376,000, $46,000 in Freddie Mac auction-rate trust preferred securities and $10.1 million in non-performing loans.  These loans consisted of four residential loans totaling $1.4 million, three commercial and industrial loans totaling $215,000 and 36 commercial real estate loans (24 of these are two loan relationships) totaling $8.5 million.  Non-performing assets as of June 30, 2009 consisted of $1.2 million in Other Real Estate Owned which reflects the repossession of one condominium development project, $46,000 in Freddie Mac auction-rate trust preferred securities and $6.4 million in non-performing loans.  These loans consisted of four residential loans totaling $1.3 million, two commercial and industrial loans totaling $97,000 and 17 commercial real estate loans totaling $5.1 million.

The Bank’s increase in non-performing loans is a direct correlation to the deteriorating real estate climate.  Management is focused on working with borrowers and guarantors to resolve these trends by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal on file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and Loan Review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged.  The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans.  In addition, in connection with a regularly scheduled Office of Thrift Supervision (“OTS”) examination, the Holding Company and Bank agreed to develop and implement a plan to reduce classified assets.  See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 8 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three and six months ended December 31, 2009, as compared to the prior year periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Balance, beginning of period	$2,128	$1,996	$2,200	$1,758
Provision for loan losses	265	323	507	597
Charge offs	(201)	(437)	(525)	(487)
Recoveries	15	6	25	20
Balance, end of period	$2,207	$1,888	$2,207	$1,888

At December 31, 2009, the Company had 18 loans with balances of $6.1 million on nonaccrual status and 24 loans with balances of $4.0 million past due 90 days or more and still accruing.  At December 31, 2008, the Company had 11 loans with balances of $1.8 million on nonaccrual status and three loans with balances of $1.5 million past due 90 days or more and still accruing.  The Company had 15 loan relationships that are considered impaired with a balance of $5.9 million as of December 31, 2009 and there were four impaired loan relationships with a balance of $1.6 million December 31, 2008.

NOTE 9 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005.  The goodwill and core deposit intangible are evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period.  The carrying amount of goodwill and core deposit intangible as of December 31, 2009 was $6.9 million and $562,000, respectively.  The amortization expense related to the core deposit intangible for the three months ended December 31, 2009 and 2008 was $44,000 and $51,000, respectively.   The amortization expense related to the core deposit intangible for the six months ended December 31, 2009 and 2008 was $89,000 and $103,000, respectively.

	December 31,	June 30,
	2009	2009
	(in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	562	651
Total intangible assets	$7,474	$7,563

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

(in thousands)
For the six months ending June 30, 2010	$89
For the twelve months ending June 30, 2011	149
For the twelve months ending June 30, 2012	121
For the twelve months ending June 30, 2013	93
For the twelve months ending June 30, 2014	65
For the twelve months ending June 30, 2015	37
For the twelve months ending June 30, 2016	8
Total	$562

NOTE 10 – Comprehensive (Loss) Income

Comprehensive income (loss), includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).  The Company’s only source of other comprehensive income (loss) is the net unrealized gain (loss) on securities.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Net Income (Loss)	$528	$1,969	$931	$(2,042)

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	2,056	(9,015)	4,664	(21,479)
Reclassification adjustment for loss recognized in net income	91	304	90	5,784
Other comprehensive income (loss) before tax (expense) benefit	2,147	(8,711)	4,754	(15,695)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(729)	2,959	(1,617)	5,333
Other comprehensive income (loss), net of tax	1,418	(5,752)	3,137	(10,362)
Total comprehensive income (loss)	$1,946	$(3,783)	$4,068	$(12,404)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2009.

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

The following summarizes assets measured at fair value for the period ending December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2009	Level 1	Level 2	Level 3

Securities available for sale
U. S. Government agency securities	$11,659	$-	$11,659	$-
Corporate securities	5,208	-	5,208	-
Mortgage backed securities insured or guaranteed by U.S. Government enterprises	75,145	-	75,145	-
Non-agency mortgage-backed securities	18,899	-	18,899	-
Equity securities	9,842	-	-	9,842
Impaired Loans	5,883	-	5,883	-
Total	$126,636	$-	$116,794	$9,842

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Available-for-sale
	Securities	Total
Beginning balance, July 1, 2009	$7,466	$7,466
Total gains or losses
Included in earnings	-	-
Included in other comprehensive income	2,376	2,376
Principal payments on securities	-	-
Amortization of securities, net	-	-
Transfers in and/or out of Level 3	-	-
Ending balance, December 31, 2009	$9,842	$9,842

The following summarizes assets measured at fair value for the period ending June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2009	Level 1	Level 2	Level 3
(In Thousands)
Securities available-for-sale
U. S. Government agency securities	$19,667	$-	$19,667	$-
Corporate securities	9,263	-	9,263	-
Mortgage-backed securities insured or guaranteed by U. S. Government enterprises	103,330	-	103,330	-
Non-agency mortgage-backed securities	20,266	-	20,266	-
Equity securities	12,362	-	4,896	7,466
Impaired Loans	3,267	-	3,267	-
Total	$168,155	$-	$160,689	$7,466

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Available-for-sale
(In Thousands)	Securities	Total
Beginning balance, July 1, 2008	$19,000	$19,000
Total gains or losses (realized/unrealized)
Included in earnings	(13,472)	(13,472)
Included in other comprehensive loss	14,080	14,080
Principal payments on securities	(1,114)	(1,114)
Accretion of securities, net	1	1
Transfers out of Level 3	(11,029)	(11,029)
Ending balance, June 30, 2009	$7,466	$7,466

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended December 31, 2009 and December 31, 2008 of $71,000 and $46,000, respectively.  During the three months ended December 31, 2008, a reduction of $28,000 was recorded in stock award expense due to forfeitures.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the six months ended December 31, 2009 and December 31, 2008 of $143,000 and $50,000, respectively.  During the six months ended December 31, 2008, a reduction of $101,000 was recorded in stock award expense due to forfeitures.

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

NOTE 13 – Dividends

The Company did not declare a dividend during the second quarter of fiscal 2010.

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

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2009	2009
	(in thousands)
Commitments to extend credit:
Loan commitments	$1,326	$4,687
Unadvanced construction loans	3,053	2,929
Unadvanced lines of credit	16,228	16,859
Standby letters of credit	957	898
Outstanding commitments	$21,564	$25,373

NOTE 15 – Subsequent Events

Subsequent events have been evaluated through February 12, 2010, which is the date the financial statements were available for issuance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 2009 and 2008, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2009 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009.

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

During the quarter ended September 30, 2008, the U.S. Treasury announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) under conservatorship under the authority of the Federal Housing Finance Agency.  The actions of the U.S. Government adversely impacted the value of the preferred stock of Fannie Mae and Freddie Mac.  The Bank owns $4.0 million of Freddie Mac auction pass-through certificates (APT) issued by trusts sponsored by Merrill Lynch.  The results of this action, along with general concern in the market about the future value of Freddie Mac preferred stock, have caused the values for the APT certificates to decrease materially.  The Company had recorded a non-cash other-than-temporary impairment (“OTTI”) charge of $3.7 million in the quarter ended September 30, 2008. On October 29, 2008, the U.S. Treasury clarified that ordinary loss treatment applies to these Freddie Mac APT certificates. As an ordinary loss, under generally accepted accounting principles banks may not record the effect of this tax change in their balance sheets and income statements for financial and regulatory purposes until the period in which the law was enacted, i.e., the fourth quarter of 2008.  During the quarter ended December 31, 2008, the market value declined by an additional $274,000 and the Company recorded a non-cash OTTI charge of $274,000 during the quarter ended December 31, 2008.  The carrying value of the Freddie Mac APT certificates is now $46,000 as of December 31, 2009.  On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code.  This action has adversely impacted the value of Lehman Brothers corporate debt.  The Bank owned $2.0 million of this corporate debt. The Company had recorded an OTTI charge of $1.8 million in the quarter ended September 30, 2008. During the quarter ended December 31, 2008, the market value declined by an additional $30,000 and the Company recorded a non-cash OTTI charge of $30,000 during the quarter ended December 31, 2008.  Both Lehman Brothers bonds were sold prior to June 30, 2009.  These investments were rated investment grade by Moody’s and Standard & Poor’s at the time of purchase.

The net interest margin decreased from 2.91% for the quarter ended December 31, 2008 to 2.86% for the quarter ended December 31, 2009.  This resulted in a $107,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense increased $295,000 or 11.3% during the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008.  The provision for loan losses decreased $58,000 during the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008.

The net interest margin increased from 2.81% for the six months ended December 31, 2008 to 2.82% for the six months ended December 31, 2009.  Net interest-earning assets decreased $6.3 million from December 31, 2008 to December 31, 2009.  This resulted in a $136,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense increased $909,000 or 17.5% during the six months ended December 31, 2009 compared to the six months ended December 31, 2008.  The provision for loan losses decreased $90,000 during the six months ended December 31, 2009 as compared to the six months ended December 31, 2008.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and determined that $932,000 of investments were other-than-temporarily impaired and written down during the six months ended December 31, 2009 and $5.8 million of investments were other-than-temporarily impaired and written down during the six months ended December 31, 2008.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

Assets

Total assets increased to $480.3 million at December 31, 2009 from $477.3 million at June 30, 2009.  Investments in available-for-sale securities decreased $44.1 million during the six months ended December 31, 2009, and represented $120.8 million or 25.1% of total assets at December 31, 2009.  This decrease was primarily due to $21.1 million in sales and $27.7 million in pay downs and maturities during the six months ended December 31, 2009.  Investments in held-to-maturity securities increased $35.4 million during the six months ended December 31, 2009, and represented $37.4 million or 7.8% of total assets at December 31, 2009. This increase was due to all new security purchases being classified as held-to-maturity because of the low interest rate environment.  Net loans have decreased to $261.1 million at December 31, 2009 from $264.3 million at June 30, 2009 and now represent 54.4% of total assets.  Included in other assets as of December 31, 2009 was $2.7 million in prepaid FDIC assessments.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at December 31, 2009 and June 30, 2009.  For additional information, see “Comparison of Operating Results for the Three and Six Months Ended December 31, 2009 and 2008 – Provision for loan losses.”

	December 31,	June 30,
	2009	2009
	(Dollars in thousands)
Allowance for loan losses	$2,207	$2,200
Gross loans outstanding	263,319	266,517
Nonperforming loans	10,085	6,449

Allowance/gross loans outstanding	0.84%	0.83%
Allowance/nonperforming loans	21.9%	34.1%

Past Due and Nonperforming Loans

The following table sets forth information regarding past due and non-performing loans:

	December 31,	June 30,
	2009	2009
	(in thousands)

Past due 30 days through 89 days and accruing	$5,528	$3,445

Past due 90 days or more and accruing	$3,961	$-

Past due 90 days or more and nonaccruing	$6,124	$6,449

The past due 90 days or more and still accruing are three loan relationships that have matured but are current for interest payments as of December 31, 2009.  Two loan relationships that total $3.6 million are condominium development projects and one loan relationship totaling $400,000 consists of five individual lots within a recreational park.  Management believes that a full recovery of principal and interest is expected on all three relationships.

Liabilities

Total liabilities decreased to $436.2 million at December 31, 2009 from $437.5 million at June 30, 2009.  Total deposits increased to $324.2 million at December 31, 2009 from $308.1 million at June 30, 2009, an increase of $16.1 million or 5.2%. Federal Home Loan Bank advances decreased to $102.5 million at December 31, 2009 from $120.5 million at June 30, 2009, a decrease of $18.0 million or 14.9%.  Securities sold under agreements to repurchase increased to $6.0 million at December 31, 2009 from $4.5 million at June 30, 2009, an increase of $1.5 million or 33.6%.

Stockholders’ Equity

Stockholders’ equity increased to $44.1 million at December 31, 2009 from $39.9 million at June 30, 2009, primarily due to net income of $931,000 and a reduction in other comprehensive loss of $3.1 million.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2009 and 2008

Net Income (Loss)

Net income amounted to $528,000 or $.08 per basic and diluted share for the quarter ended December 31, 2009 compared to net income of $2.0 million or $.31 per basic and diluted share for the quarter ended December 31, 2008.  The net income for the December 31, 2008 quarter was due primarily to the previously reported tax benefit related to write-downs of Freddie Mac pass-through auction-rate securities that had been previously recorded during the quarter ended September 30, 2008.  The Company recorded an other-than-temporary impairment charge of $603,000 during the quarter ended December 31, 2009 compared to $304,000 during the quarter ended December 31, 2008.  Net interest and dividend income decreased by $107,000 and the provision for loan losses decreased by $58,000.  Net gains on sales of securities increased by $512,000 during the quarter ended December 31, 2009.  Noninterest expense increased by $295,000 during the quarter ended December 31, 2009.

Net income amounted to $931,000 or $.15 per basic and diluted share for the six months ended December 31, 2009 compared to a net loss of $2.0 million or ($.32) per basic share and diluted share for the six months ended December 31, 2008.  The net loss for the six months ended December 31, 2008 reflected an OTTI charge on investments of $5.8 million compared to $932,000 for the six months ended December 31, 2009. Net interest and dividend income decreased $136,000, the provision for loan losses decreased $90,000, net gains on sale of securities increased $842,000 and noninterest expense increased $909,000 during the six months ended December 31, 2009.   Income tax expense increased $1.6 million to $296,000 for the six months ended December 31, 2009 compared to a tax benefit of $1.3 million for the six months ended December 31, 2008.

Interest and Dividend Income

Interest and dividend income amounted to $5.8 million for the quarter ended December 31, 2009 as compared to $6.5 million for the quarter ended December 31, 2008, a decrease of $754,000 or 11.5%.  The decrease was primarily due to a reduction of $6.8 million in average earning assets.  Average investment securities decreased $33.9 million to $162.3 million for the quarter ended December 31, 2009 compared to $196.2 million for the quarter ended December 31, 2008.  This was partially offset by an increase in average loans of $15.4 million to $267.1 million for the quarter ended December 31, 2009 compared to $251.7 million for the quarter ended December 31, 2008.  The yield on average earning assets decreased 58 basis points to 5.18% for the quarter ended December 31, 2009 compared to 5.76% for the quarter ended December 31, 2008.  The decrease in yield was primarily due to a decrease in yield on loans of 32 basis points to 5.58% for the quarter ended December 31, 2009 compared to 5.90% for the quarter ended December 31, 2008.  The yield on investment securities decreased 68 basis points to 4.96% for the quarter ended December 31, 2009 compared to 5.64% for the quarter ended December 31, 2008.

Interest and dividend income amounted to $11.8 million for the six months ended December 31, 2009 as compared to $13.0 million for the six months ended December 31, 2008, a decrease of $1.2 million or 9.6%.  The decrease was primarily due to a reduction of $11.2 million in average earning assets.  Average investment securities decreased $38.9 million to $166.9 million for the six months ended December 31, 2009 compared to $205.7 million for the six months ended December 31, 2008.  This was partially offset by an increase in average loans of $18.3 million to $267.8 million for the six months ended December 31, 2009 compared to $249.5 million for the six months ended December 31, 2008.  The yield on average earning assets decreased 42 basis points to 5.24% for the six months ended December 31, 2009 compared to 5.66% for the six months ended December 31, 2008.  The decrease in yield was primarily due to a decrease in yield on loans of 37 basis points to 5.55% for the six months ended December 31, 2009 compared to 5.92% for the six months ended December 31, 2008.  The yield on investment securities decreased 27 basis points to 5.11% for the six months ended December 31, 2009 compared to 5.38% for the six months ended December 31, 2008.

Interest Expense

Interest expense amounted to $2.6 million for the quarter ended December 31, 2009 as compared to $3.2 million for the quarter ended December 31, 2008, a decrease of $647,000 or 20.0%.  The decrease was primarily due to a change in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 58 basis points to 2.61% for the quarter ended December 31, 2009 from 3.19% for the quarter ended December 31, 2008.  The average rate on interest-bearing deposits decreased by 63 basis points to 2.15% for the quarter ended December 31, 2009 compared to 2.78% for the quarter ended December 31, 2008.  The average rate on borrowed money decreased by eight basis points to 3.78% for the quarter ended December 31, 2009 compared to 3.86% for the quarter ended December 31, 2008.

Interest expense amounted to $5.5 million for the six months ended December 31, 2009 as compared to $6.6 million for the six months ended December 31, 2008, a decrease of $1.1 million or 17.0%.  The decrease was primarily due to a change in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 51 basis points to 2.72% for the six months ended December 31, 2009 from 3.23% for the six months ended December 31, 2008.  The average rate on interest-bearing deposits decreased by 57 basis points to 2.24% for the six months ended December 31, 2009 compared to 2.81% for the six months ended December 31, 2008.  The average rate on borrowed money decreased by five basis points to 3.85% for the six months ended December 31, 2009 compared to 3.90% for the six months ended December 31, 2008.

Net Interest and Dividend Income

Net interest and dividend income amounted to $3.2 million for the quarter ended December 31, 2009 as compared to $3.3 million for the quarter ended December 31, 2008, a decrease of $107,000 or 3.2%.  Net interest spread remained unchanged at 2.57% and net interest margin decreased five basis points to 2.86% as compared to 2.91% when comparing the quarters ended December 31, 2009 and 2008.

Net interest and dividend income amounted to $6.34 million for the six months ended December 31, 2009 as compared to $6.48 million for the six months ended December 31, 2008, a decrease of $136,000 or 2.1%.  Net interest spread increased 10 basis points to 2.53% as compared to 2.43% and net interest margin increased one basis point to 2.82% as compared to 2.81% when comparing the six months ended December 31, 2009 and 2008.

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

Provision for Loan Losses

The provision for loan losses amounted to $265,000 for the quarter ended December 31, 2009 as compared to $323,000 for the quarter ended December 31, 2008, a decrease of $58,000 or 18.0%.  The provision for loan losses amounted to $507,000 for the six months ended December 31, 2009 as compared to $597,000 for the six months ended December 31, 2008, a decrease of $90,000 or 15.1%.   The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of those conditions. The ratio of the allowance to gross loans outstanding was 0.84% as of December 31, 2009 compared to 0.83% as of June 30, 2009.  Net charge-offs were $186,000 for the quarter ended December 31, 2009 compared to $431,000 for the quarter ended December 31, 2008. Net charge-offs were $500,000 for the six months ended December 31, 2009 compared to $467,000 for the six months ended December 31, 2008. The ratio of the allowance to nonperforming loans was 21.9% as of December 31, 2009 compared to 34.1% as of June 30, 2009.  Management believes that the nonperforming loans will not have a material effect on the adequacy of the allowance for loan losses.

Noninterest Income (Charge)

Noninterest income totaled $700,000 for the quarter ended December 31, 2009 compared to $599,000 for the quarter ended December 31, 2008, an increase of $101,000 or 16.9%.    This  increase was primarily due to an increase in net gains on securities sales of $512,000 during the quarter ended December 31, 2009.  Write-downs of investments of $603,000 for the quarter ended December 31, 2009 compared to $304,000 of investment write-downs for the quarter ended December 31, 2008.  The impairment charges for the quarter ended December 31, 2009 consisted of private label CMOs.  The impairment charges for the quarter ended December 31, 2008 consisted of  Freddie Mac pass-through auction-rate securities issued by trusts consisting solely of Freddie Mac preferred stock and Lehman Brothers corporate debt.

Noninterest income totaled $1.5 million for the six months ended December 31, 2009 compared to noninterest charges of $4.1 million for the six months ended December 31, 2008.  This was primarily due to write-downs of investments of $5.8 million for the six months ended December 31, 2008 compared to $932,000 of investment write-downs for the six months ended December 31, 2009.  The impairment charges for the six months ended December 31, 2009 consisted of private label CMOs.  The impairment charges for the six months ended December 31, 2008 consisted of Freddie Mac pass-through auction-rate securities issued by trusts consisting solely of Freddie Mac preferred stock and Lehman Brothers corporate debt.  Net gains on sales of investments increased $842,000 for the six months ended December 31, 2009.

Noninterest Expense

Noninterest expense amounted to $2.9 million for the quarter ended December 31, 2009 as compared to $2.6 million for the quarter ended December 31, 2008, an increase of $295,000 or 11.3%.  Compensation and benefits expense increased $22,000 or 1.5%.  Occupancy and equipment expense increased $28,000 or 10.3% due primarily to increased depreciation expense.  This increase includes expenses related to the opening of the Bank’s new branch in Norwich, CT in September 2009.  Other noninterest expenses increased $245,000 or 28.9% to $1.1 million for the quarter ended December 31, 2009 compared to $849,000 for the quarter ended December 31, 2008. This increase was primarily due to increases in FDIC assessments of $99,000 and $41,000 in prepayment penalties on Federal Home Loan Bank advances during the quarter ended December 31, 2009, described below.

Noninterest expense amounted to $6.1 million for the six months ended December 31, 2009 as compared to $5.2 million for the six months ended December 31, 2008, an increase of $909,000 or 17.5%.  Compensation and benefits expense increased $59,000 or 2.0%.  This increase was primarily due to a change in employee stock award expense due to forfeitures recorded during the six months ended December 31, 2008.  Occupancy and equipment expense increased $63,000 or 11.6% due primarily to increased depreciation expense.  This increase includes expenses related to the opening of the Bank’s new branch in Norwich, CT in September 2009.  Other noninterest expenses increased $787,000 or 46.9% to $2.5 million for the six months ended December 31, 2009 compared to $1.7 million for the six months ended December 31, 2008. This increase was primarily due to other real estate owned write-downs of $321,000 on a property sold in October 2009, an increase in FDIC assessments of $252,000 and $172,000 in prepayment penalties on $18.0 million of Federal Home Loan Bank advances, with a weighted average rate of 4.71%, paid off prior to maturity during the six months ended December 31, 2009.

Provision for Income Taxes

Income tax expense amounted to $189,000 for the quarter ended December 31, 2009 compared to a tax benefit of $1.0 million for the quarter ended December 31, 2008.  The tax benefit related to the Freddie Mac write-down was not available until the quarter ended December 31, 2008.

Income tax expense amounted to $296,000 for the six months ended December 31, 2009 compared to a tax benefit of $1.3 million for the six months ended December 31, 2008.

Average Balance Sheets

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
	For the Three Months Ended December 31,
	2009			2008
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$162,290	$2,028	4.96%	$196,210	$2,791	5.64%
Loans	267,109	3,754	5.58%	251,708	3,745	5.90%
Other earning assets	13,949	1	0.03%	2,183	1	0.18%
Total interest-earnings assets	443,348	5,783	5.18%	450,101	6,537	5.76%
Non-interest-earning assets	32,964			32,363
Total assets	$476,312			$482,464

Interest-bearing liabilities:
NOW accounts	$79,579	367	1.83%	$38,205	224	2.33%
Savings accounts	45,669	54	0.47%	45,155	69	0.61%
Money market accounts	10,501	29	1.10%	11,918	50	1.66%
Time deposits	148,315	1,092	2.92%	153,699	1,400	3.61%
Borrowed money	109,748	1,045	3.78%	153,279	1,491	3.86%
Total interest-bearing liabilities	393,812	2,587	2.61%	402,256	3,234	3.19%
Non-interest-bearing demand deposits	35,384			36,981
Other non-interest-bearing liabilities	4,069			4,492
Capital accounts	43,047			38,735
Total liabilities and capital accounts	$476,312			$482,464

Net interest income		$3,196			$3,303
Interest rate spread			2.57%			2.57%
Net interest-earning assets	$49,536			$47,845
Net interest margin			2.86%			2.91%
Average earning assets to average interest-bearing liabilities			112.58%			111.89%

	For the Six Months Ended December 31,
	2009			2008
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$166,868	$4,299	5.11%	$205,729	$5,582	5.38%
Loans	267,780	7,494	5.55%	249,474	7,451	5.92%
Other earning assets	11,610	3	0.05%	2,306	13	1.12%
Total interest-earnings assets	446,258	11,796	5.24%	457,509	13,046	5.66%
Non-interest-earning assets	33,451			30,091
Total assets	$479,709			$487,600

Interest-bearing liabilities:
NOW accounts	$71,878	687	1.90%	$37,826	448	2.35%
Savings accounts	45,858	108	0.47%	45,230	137	0.60%
Money market accounts	10,982	61	1.10%	12,174	103	1.68%
Time deposits	151,350	2,301	3.02%	152,370	2,817	3.67%
Borrowed money	118,368	2,297	3.85%	155,825	3,063	3.90%
Total interest-bearing liabilities	398,436	5,454	2.72%	403,425	6,568	3.23%
Non-interest-bearing demand deposits	35,338			36,569
Other non-interest-bearing liabilities	4,120			4,171
Capital accounts	41,815			43,435
Total liabilities and capital accounts	$479,709			$487,600

Net interest income		$6,342			$6,478
Interest rate spread			2.53%			2.43%
Net interest-earning assets	$47,822			$54,084
Net interest margin			2.82%			2.81%
Average earning assets to average interest-bearing liabilities			112.00%			113.41%

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
	For the Three Months Ended December 31, 2009

	Compared to the Three Months Ended December 31, 2008
	Increase(Decrease) Due to
INTEREST INCOME	Rate	Volume	Net

Investment securities	$(315)	$(448)	$(763)
Loans	(860)	869	9
Other interest-earning assets	(6)	6	(0)
TOTAL INTEREST INCOME	(1,181)	427	(754)

INTEREST EXPENSE:

NOW accounts	(293)	436	143
Savings accounts	(20)	5	(15)
Money Market accounts	(16)	(5)	(21)
Time deposits	(260)	(48)	(308)
Other borrowed money	(31)	(415)	(446)
TOTAL INTEREST INCOME	(620)	(27)	(647)

CHANGE IN NET INTEREST INCOME	$(561)	$454	$(107)

	For the Six Months Ended December 31, 2009

	Compared to the Six Months Ended December 31, 2008
	Increase(Decrease) Due to
INTEREST INCOME	Rate	Volume	Net

Investment securities	$(271)	$(1,012)	$(1,283)
Loans	(982)	1,025	43
Other interest-earning assets	(42)	32	(10)
TOTAL INTEREST INCOME	(1,295)	45	(1,250)

INTEREST EXPENSE:

NOW accounts	(240)	479	239
Savings accounts	(34)	5	(29)
Money Market accounts	(33)	(9)	(42)
Time deposits	(497)	(19)	(516)
Other borrowed money	(39)	(727)	(766)
TOTAL INTEREST INCOME	(843)	(271)	(1,114)

CHANGE IN NET INTEREST INCOME	$(452)	$316	$(136)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at June 30, 2009 and September 30, 2009.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	September 30, 2009	June 30, 2009

+ 100	-0.82%	-1.50%
+ 200	-2.89%	-4.14%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.  We do not believe that there has been a material change in our NII position between September 30, 2009 and December 31, 2009.

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

The tables below set forth, at September 30, 2009, indicated the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.  We do not believe that there has been a material change in our NPV position between September 30, 2009 and December 31, 2009.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$30,049	$(11,282)	-27%	6.53%	-201
+200	$35,379	$(5,951)	-14%	7.53%	-100
+100	$39,207	$(2,123)	-5%	8.21%	-33
0	$41,330	$-	0%	8.53%	0
-100	$41,010	$(320)	-1%	8.39%	-14

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2009 of $102.5 million with unused borrowing capacity of $25.4.million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 40.0%.  As of December 31, 2009, the ratio of wholesale borrowings to total assets was 21.4%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended December 31, 2009 and 2008, the Bank’s net loan principal (collections) originations were ($1.5) million and $7.3 million, respectively. Purchases of securities totaled $36.0 million and $5.1 million, for the six months ended December 31, 2009 and 2008, respectively.

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

Certificates of deposits totaled $146.6 million at December 31, 2009. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at December 31, 2009 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	7.05%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	12.42%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	11.59%

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

For the six months ended December 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Part II. – OTHER INFORMATION

Item 1.	Legal Proceedings – Not applicable

Item 1A.	Risk Factors – Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

PSB HOLDINGS, INC.
(Registrant)

Date	February 12, 2010	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date	February 12, 2010	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer