Form 10-Q
period 2010-03-31
PSB Holdings, Inc.
filed 2010-05-17
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 6,529,209 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Table of Contents

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$27,265	$5,509
Federal funds sold	-	550
Total cash and cash equivalents	27,265	6,059
Securities available for sale (at fair value)	103,363	164,888
Securities held-to-maturity (fair value of $66,285 as of
March 31, 2010 and $1,945 as of June 30, 2009)	66,244	2,000
Federal Home Loan Bank stock, at cost	8,056	8,056
Loans held-for-sale	125	1,200
Loans	260,734	266,517
Allowance for loan losses	(2,407)	(2,200)
Net loans	258,327	264,317
Premises and equipment	5,353	5,159
Accrued interest receivable	1,652	1,891
Other real estate owned	1,120	1,211
Goodwill	6,912	6,912
Intangible assets	518	651
Bank owned life insurance	6,120	5,912
Other assets	10,088	9,093

Total assets	$495,143	$477,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$34,263	$35,246
Interest-bearing	293,281	272,853
Total deposits	327,544	308,099
Mortgagors’ escrow accounts	933	1,564
Federal Home Loan Bank advances	102,500	120,500
Securities sold under agreements to repurchase	12,635	4,471
Due to broker	4,996	-
Other liabilities	2,237	2,819
Total liabilities	450,845	437,453

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized,
6,943,125 shares issued, 6,529,209 shares outstanding
at March 31, 2010 and June 30, 2009	694	694
Additional paid-in capital	30,723	30,656
Retained earnings	21,470	20,383
Accumulated other comprehensive loss	(2,205)	(5,277)
Unearned ESOP shares	(1,940)	(1,940)
Unearned stock awards	(233)	(409)
Treasury stock, at cost (413,916 shares at
March 31, 2010 and June 30, 2009)	(4,211)	(4,211)
Total stockholders’ equity	44,298	39,896

Total liabilities and stockholders’ equity	$495,143	$477,349

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands, except share data)		(in thousands, except share data)
Interest and dividend income:
Interest on loans	$3,602	$3,588	$11,096	$11,039
Interest and dividends on investments	1,815	2,603	6,117	8,199
Total interest and dividend income	5,417	6,191	17,213	19,238

Interest expense:
Deposits and escrow	1,377	1,703	4,533	5,209
Borrowed funds	1,011	1,383	3,308	4,446
Total interest expense	2,388	3,086	7,841	9,655
Net interest and dividend income	3,029	3,105	9,372	9,583

Provision for loan losses	257	157	764	754
Net interest and dividend income after provision
for loan losses	2,772	2,948	8,608	8,829

Noninterest income (charge):
Fees for services	532	543	1,725	1,767
Mortgage banking activities	53	38	185	84
Net commissions from brokerage service	26	33	63	111
Other than temporary impairment losses on investments
Gross impairment losses	(2,741)	(75)	(5,271)	(5,859)
Less: Impairments recognized in OCI	1,803	-	3,400	-
Net impairment losses recognized in earnings	(938)	(75)	(1,871)	(5,859)
Gain on sale of securities	570	86	1,412	86
Other income	107	102	317	475
Total noninterest income (charge)	350	727	1,831	(3,336)

Noninterest expense:
Compensation and benefits	1,483	1,466	4,504	4,428
Occupancy and equipment	313	319	919	862
Data processing	187	162	577	522
Advertising and marketing	56	88	202	270
Prepayment penalties on borrowings	-	-	172	-
FDIC deposit insurance	205	58	557	159
Writedown of other real estate owned	-	-	321	-
Other noninterest expense	575	544	1,657	1,579
Total noninterest expense	2,819	2,637	8,909	7,820
Income (loss) before income tax expense (benefit)	303	1,038	1,530	(2,327)

Income tax expense (benefit)	52	326	348	(998)
NET INCOME (LOSS)	$251	$712	$1,182	$(1,329)

Earnings (loss) per common share
Basic	$0.04	$0.11	$0.19	$(0.21)
Diluted	$0.04	$0.11	$0.19	$(0.21)

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended March 31, 2010 and 2009
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders’ Equity

	(in thousands)

Balances at June 30, 2008	$694	$30,795	$28,663	$(3,816)	$(2,089)	$(605)	$(4,205)	$49,437

Dividends declared	-	-	(1,140)	-	-	-	-	(1,140)
Stock-based compensation	-	(24)	-	-	-	176	-	152

Comprehensive loss:
Net loss	-	-	(1,329)	-	-	-	-	-
Net change in unrealized
holding losses on available-
for-sale securities,
net of tax effect	-	-	-	(11,316)	-	-	-
Comprehensive loss								(12,645)

Balances at March 31, 2009	$694	$30,771	$26,194	$(15,132)	$(2,089)	$(429)	$(4,205)	$35,804

Balances at June 30, 2009	$694	$30,656	$20,383	$(5,277)	$(1,940)	$(409)	$(4,211)	$39,896

Dividends declared	-	-	(95)	-	-	-	-	(95)
Stock-based compensation	-	67	-	-	-	176	-	243

Comprehensive income:
Net income	-	-	1,182	-	-	-	-	-
Net change in unrealized
holding losses on available-
for-sale securities,
net of tax effect	-	-	-	3,072	-	-	-
Comprehensive income								4,254

Balances at March 31, 2010	$694	$30,723	$21,470	$(2,205)	$(1,940)	$(233)	$(4,211)	$44,298

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months
	Ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income (loss)	$1,182	$(1,329)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of securities, net	256	63
Gain on sales and calls of securities, net	(1,412)	(86)
Write down of securities	1,871	5,859
Net decrease in loans held-for-sale	1,075	405
Change in deferred loan costs, net	24	(24)
Provision for loan losses	764	754
Loss on sale of other real estate owned	30	-
Writedown of other real esate owned	321	-
Depreciation and amortization	401	292
Amortization of core deposit intangible	133	155
Increase in accrued interest receivable and other assets	(2,366)	(1,613)
Increase in cash surrender value of bank owned life insurance	(208)	(196)
Bank owned life insurance death benefit income	-	(162)
(Decrease) increase in other liabilities	(452)	1,649
Stock-based compensation	214	124
Net cash provided by operating activities	1,833	5,891
Cash flows from investing activities
Purchase of available-for-sale securities	(1,000)	(7,103)
Proceeds from sales of available-for-sale securities	32,705	4,629
Proceeds from maturities of available-for-sale securities	33,888	22,815
Purchase of held-to-maturity securities	(62,459)	-
Proceeds from maturities of held-to-maturity securities	3,081	-
Loan originations net of principal collections	4,257	(18,610)
Recoveries of loans previously charged off	61	37
Proceeds from sale of other real estate owned	680	-
Proceeds from the surrender of bank owned life insurance policy	-	345
Capital expenditures - premises and equipment	(566)	(1,056)
Capital expenditures - other real estate owned	(16)	-
Net cash provided by investing activities	10,631	1,057
Cash flows from financing activities
Net increase in savings, demand deposits and NOW accounts	32,306	7,127
Net (decrease) increase in time deposit accounts	(12,861)	10,707
Net decrease in mortgagors’ escrow account	(631)	(563)
Net change in short term Federal Home Loan Bank advances	(14,000)	(13,000)
Proceeds from Federal Home Loan Bank advances	7,000	24,000
Repayments of Federal Home Loans Bank advances	(11,000)	(30,715)
Net increase (decrease) in securities sold under agreement to repurchase	8,164	(2,998)
Dividends paid	(236)	(1,092)
Net cash used by financing activities	8,742	(6,534)
Increase in cash and cash equivalents	21,206	414
Cash and cash equivalents at beginning of year	6,059	8,146
Cash and cash equivalents at end of period	$27,265	$8,560
Supplemental disclosures
Cash paid during the period for:
Interest	$7,905	$9,671
Income taxes paid	$395	$217
Loans transferred to other real estate owned	$1,598	$1,289
Increase in due to broker	$4,996	$-
Deferred gain on sale of other real estate owned	$40	$-
Loans originated to finance sale of other real estate owned	$714	$-

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.”  The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability.  This guidance is effective beginning July 1, 2009.  The guidance did not change the Company’s valuation techniques for measuring liabilities at fair value.

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

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives.  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules are effective July 1, 2010.  The Company is currently analyzing the impact of the changes to determine the population of instruments that may be classified to trading upon adoption.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures are effective for reporting periods beginning after December 15, 2009.  The Company adopted ASU 2010-06 as of January 1, 2010.  The required disclosures are included in Note 11.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended March 31, 2010 and March 31, 2009:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Net income (loss)	$251,000	$712,000	$1,182,000	$(1,329,000)
Dividends and undistributed earnings (loss) allocated
to unvested shares of stock awards	867	4,933	5,983	(10,817)
Net income (loss) available to common shareholders	250,133	707,067	1,176,017	(1,318,183)
Average basic common shares	6,319,928	6,286,951	6,308,353	6,275,800
Dilutive effect of stock options	0	0	0	0
Average diluted common shares	6,319,928	6,286,951	6,308,353	6,275,800

Basic EPS:	$0.04	$0.11	$0.19	$(0.21)
Diluted EPS:	$0.04	$0.11	$0.19	$(0.21)

NOTE 5 – Investment Securities

The carrying value of investment securities are as follows:

	Carrying Value at
	March 31, 2010		June 30, 2009
		Percent		Percent
	Balance	of total	Balance	of total
(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and agency securities	$12,584	7.4%	$19,667	11.8%
Corporate bonds and other securities	5,364	3.2%	9,263	5.6%
Mortgage-backed securities	75,282	44.4%	123,596	74.0%
Equity securities	10,133	6.0%	12,362	7.4%
Total securities, available-for-sale	103,363	61.0%	164,888	98.8%
Securities, held-to-maturity:
U.S. Government and agency securities	47,239	27.8%	2,000	1.2%
Mortgage-backed securities	19,005	11.2%	-	0.0%
Total securities, held-to-maturity	66,244	39.0%	2,000	1.2%
Total securities	$169,607	100.0%	$166,888	100.0%

There were gross gains of $570,000 realized on sales of available-for-sale securities for the three months ended March 31, 2010 and $145,000 gross gains for the three months ended March 31, 2009.  There were no gross losses realized on sales of available-for-sale securities for the three months ended March 31, 2010 and $59,000 for the three months ended March 31, 2009.  There was an other-than-temporary impairment charge on available-for-sale securities of $938,000 during the three months ended March 31, 2010 and $75,000 during the three months ended March 31, 2009.  The loss on writedowns of securities included total other-than-temporary impairment losses of $2.7 million and $75,000, net of $1.8 million and $0 recognized in other comprehensive income (loss) for the quarters ended March 31, 2010 and 2009, respectively, before taxes.  There were gross gains of $1.4 million realized on sales of available-for-sale securities for the nine months ended March 31, 2010 and $145,000 gross gains for the nine months ended March 31, 2009.  There were gross losses of $35,000 realized on sales of available-for-sale securities for the nine months ended March 31, 2010 and $59,000 gross losses for the nine months ended March 31, 2009.  There was an other-than-temporary impairment charge on available-for-sale securities of $1.9 million during the nine months ended March 31, 2010 and $5.9 million during the nine months ended March 31, 2009.  The loss on writedowns of securities included total other-than-temporary impairment losses of $5.3 million and $5.9 million, net of $3.4 million and $0 recognized in other comprehensive income (loss) for the nine months ended March 31, 2010 and 2009, respectively, before taxes.   See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at:

March 31, 2010:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
US Government Agencies	$-	$-	$-	$-	$-	$-
Corporate bonds	-	-	5,363	1,633	5,363	1,633
Mortgage-backed securities	-	-	1,014	221	1,014	221
Equity securities	-	-	6,633	367	6,633	367
Total temporarily impaired securities	-	-	13,010	2,221	13,010	2,221
Other-than-temporarily impaired debt
securities
Non-Agency CMOs	320	284	14,839	4,056	15,159	4,340

Total temporarily-impaired and
other-than-temporarily impaired securities	$320	$284	$27,849	$6,277	$28,169	$6,561

June 30, 2009:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
US Government Agencies	$984	$16	$-	$-	$984	$16
Corporate bonds	-	-	5,493	2,528	5,493	2,528
Mortgage-backed securities	5,268	1,053	16,123	5,730	21,391	6,783
Equity securities	12,227	2,773	-	-	12,227	2,773

Total investment securities	$18,479	$3,842	$21,616	$8,258	$40,095	$12,100

The Company had at March 31, 2010 and June 30, 2009, 24 and 29 individual investment securities, respectively, in which the fair value of the security was less than the amortized cost of the security.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

                Auction-rate trust preferred securities. At March 31, 2010, our auction-rate trust preferred securities (“ARP”) portfolio totaled $10.1 million, or 6.0% of total securities, all of which were classified as available-for-sale.    Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At March 31, 2010, our investments in auction-rate trust preferred securities consisted of investments in four corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks.  Putnam Bank owns $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008.  The current book value of this investment as of March 31, 2010 was $46,000.

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

The Company had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market.  As a result, during the quarter ended June 30, 2009, the Company modified its methodology for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield earned by the Company through the Class A certificates compared with the nominal rate available to a direct owner of the collateral preferred shares.  The Company has recognized an improvement in the fair value as of March 31, 2010 on the ARPs, primarily due to the increased market values of the underlying collateral preferred shares.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

    The chart below includes information as of March 31, 2010 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America	Freddie Mac	Freddie Mac
Par amount	$3,000,000	$5,000,000	$2,000,000	$2,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000	$23,000	$23,000
Purchase Date	12-12-07	09-04-07	11-20-07	11-09-07	01-03-08
Maturity Date	08-23-26	05-28-27	08-17-47	06-30-20	06-30-20
Next Reset Date	05-21-10	05-27-10	05-14-10	04-09-10	04-01-10
Reset Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes	No	No
Current Rate	4.489%	4.741%	4.679%	0.000%	0.000%
Dividends Current:	Yes	Yes	Yes	No	No

Federal Home Loan Bank Stock.  At March 31, 2010, the Company owned $8.1 million of Federal Home Loan Bank stock.  The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of March 31, 2010, consistent with its accounting policies. The regional banks within the Federal Home Loan Bank System have experienced higher levels of other-than-temporary impairment in their private label mortgage-backed securities and home equity loans, which has raised concerns about whether their capital levels could be reduced below regulatory requirements. In response to unprecedented market conditions and potential future losses, the FHLB has implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. The Company anticipates a decline in the dividend yield on its holdings in FHLB stock since the FHLB announced that dividend payments in 2009 and 2010 are unlikely. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of FHLB stock held by the Bank.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Boston, the actions taken by the FHLB of Boston to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company has not recognized an other-than-temporary impairment loss.  Standard and Poor’s rated the Federal Home Loan Bank of Boston as AAA/Stable/A-1+ on December 9, 2009.  Even though the Company did not recognize an other-than-temporary impairment loss during the nine months ended March 31, 2010, continued deterioration in the FHLB of Boston’s financial position may result in future impairment losses.

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at March 31, 2010 and June 30, 2009:

	March 31,		June 30,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage Loans:
Residential (1)	$196,119	74.80%	$200,680	74.57%
Commercial real estate	56,135	21.41	56,500	20.99
Residential construction	1,284	0.49	1,887	0.70
Commercial	7,501	2.86	8,958	3.33
Consumer and other	1,142	0.44	1,097	0.41

Total loans	262,181	100.00%	269,122	100.00%

Unadvanced construction loans	(1,746)		(2,929)
	260,435		266,193
Net deferred loan costs	299		324
Allowance for loan losses	(2,407)		(2,200)

Loans, net	$258,327		$264,317

(1) Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At March 31,	At June 30,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans (1)	$1,332	$1,277
Commercial real estate	3,870	5,073
Residential construction	-	-
Commercial	215	99
Consumer and other	2	-
Total non-accrual loans	5,419	6,449

Accruing loans past due 90 days or more:
Residential mortgage loans (1)	-	-
Commercial real estate	6,226	-
Residential construction	-	-
Commercial	-	-
Consumer and other	-	-
Total	6,226	-
Total non-performing loans	11,645	6,449

Other real estate owned	1,120	1,211
Other non-performing assets	46	46
Total non-performing assets	12,811	7,706

Troubled debt restructurings in compliance with
restructured terms	200	259
	$13,011	$7,965

Total non-performing loans to total loans	4.44%	2.40%
Total non-performing assets to total assets	2.59	1.61
Total non-performing assets and troubled
debt restructurings to total assets	2.63	1.67

(1)  Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Total non-performing assets increased $5.1 million to $12.8 million at March 31, 2010 from $7.7 million at June 30, 2009.   Non-performing assets as of March 31, 2010 consisted of $1.1 million in Other Real Estate Owned, which reflects the repossession of a six-lot residential development project at a carrying value of $303,000, a partially completed single family home within the same subdivision with a carrying value of $160,000 and 34 acres of land carried at $110,000, one single unit condominium at a carrying value of $163,000 and one in-substance foreclosure of a condominium project at a carrying value of $384,000, $46,000 in Freddie Mac auction-rate trust preferred securities and $11.6 million in non-performing loans.  These loans consisted of five residential loans totaling $1.3 million, three commercial and industrial loans totaling $215,000 and 34 commercial real estate loans (22 of these are two loan relationships) totaling $10.1 million.  The $6.2 million in past due 90 days or more and still accruing are four loan relationships that have matured as of March 31, 2010.    These are in the process of being renewed and $5.8 million of these loans are current for interest payments.  Non-performing assets as of June 30, 2009 consisted of $1.2 million in Other Real Estate Owned which reflects the repossession of one condominium development project, $46,000 in Freddie Mac auction-rate trust preferred securities and $6.4 million in non-performing loans.  These loans consisted of four residential loans totaling $1.3 million, two commercial and industrial loans totaling $97,000 and 17 commercial real estate loans totaling $5.1 million.

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

NOTE 8 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three and nine months ended March 31, 2010, as compared to the prior year periods:
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Balance, beginning of period	$2,207	$1,888	$2,200	$1,758
Provision for loan losses	257	157	764	754
Charge offs	(93)	(42)	(618)	(529)
Recoveries	36	17	61	37
Balance, end of period	$2,407	$2,020	$2,407	$2,020

At March 31, 2010, the Company had 19 loans with balances of $5.4 million on nonaccrual status and 24 loans with balances of $6.2 million past due 90 days or more and still accruing.  At March 31, 2009, the Company had 16 loans with balances of $4.0 million on nonaccrual status and one loan with a balance of $496,000 million past due 90 days or more and still accruing.  The Company had 19 loan relationships that are considered impaired with a balance of $6.0 million as of March 31, 2010 and there were nine impaired loan relationships with a balance of $3.2 million March 31, 2009.

NOTE 9 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005.  The goodwill and core deposit intangible are evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period.  The carrying amount of goodwill and core deposit intangible as of March 31, 2010 was $6.9 million and $518,000, respectively.  The amortization expense related to the core deposit intangible for the three months ended March 31, 2010 and 2009 was $44,000 and $51,000, respectively.   The amortization expense related to the core deposit intangible for the nine months ended March 31, 2010 and 2009 was $133,000 and $155,000, respectively.

	March 31,	June 30,
	2010	2009
	(in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	518	651
Total intangible assets	$7,430	$7,563

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

(in thousands)
For the three months ending June 30, 2010	$45
For the twelve months ending June 30, 2011	149
For the twelve months ending June 30, 2012	121
For the twelve months ending June 30, 2013	93
For the twelve months ending June 30, 2014	65
For the twelve months ending June 30, 2015	37
For the twelve months ending June 30, 2016	8
Total	$518

NOTE 10 – Comprehensive Income (Loss)

Comprehensive income (loss), includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).  The Company’s only source of other comprehensive income (loss) is the net unrealized gain (loss) on securities.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Income (Loss)	$251	$712	$1,182	$(1,329)

Other comprehensive income (loss):
Net unrealized holding (losses) gains on
available-for-sale securities	(469)	(1,433)	4,194	(22,913)
Reclassification adjustment for loss (gain)
recognized in net income	368	(11)	459	5,773
Other comprehensive (loss) income before tax (expense) benefit	(101)	(1,444)	4,653	(17,140)
Income tax (expense) benefit related to items of other
comprehensive income (loss)	36	490	(1,581)	5,824
Other comprehensive (loss) income, net of tax	(65)	(954)	3,072	(11,316)
Total comprehensive income (loss)	$186	$(242)	$4,254	$(12,645)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2010.

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2010.

The following summarizes assets measured at fair value for the period ending March 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
	March 31, 2010	Level 1	Level 2	Level 3

Securities available for sale
U. S. Government agency securities	12,584	$-	$12,584	$-
Corporate securities	5,364	-	5,364	-
Mortgage backed securities insured or guaranteed
by U.S. Government enterprises	58,326	-	58,326	-
Non-agency mortgage-backed securities	16,956	-	16,956	-
Equity securities	10,133	-	-	10,133
Impaired Loans	5,991	-	5,991	-
Total	$109,354	$-	$99,221	$10,133

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Available-for-sale
	Securities	Total
Beginning balance, July 1, 2009	$7,466	$7,466
Total gains or losses
Included in earnings	-	-
Included in other comprehensive income	2,667	2,667
Principal payments on securities	-	-
Amortization of securities, net	-	-
Transfers in and/or out of Level 3	-	-
Ending balance, March 31, 2010	$10,133	$10,133

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the
reporting date for trading securities	$-	$-

The following summarizes assets measured at fair value for the period ending June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2009	Level 1	Level 2	Level 3

Securities available-for-sale
U. S. Government agency securities	$19,667	$-	$19,667	$-
Corporate securities	9,263	-	9,263	-

Mortgage-backed securities insured or guaranteed by U. S. Government enterprises	103,330	-	103,330	-

Non-agency mortgage-backed securities	20,266	-	20,266	-
Equity securities	12,362	-	4,896	7,466
Impaired Loans	3,267	-	3,267	-
Total	$168,155	$-	$160,689	$7,466

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended March 31, 2010 and March 31, 2009 of $71,000 and $74,000, respectively.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the nine months ended March 31, 2010 and March 31, 2009 of $214,000 and $124,000, respectively.  During the nine months ended March 31, 2009, a reduction of $101,000 was recorded in stock award expense due to forfeitures.

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

NOTE 13 – Dividends

The Company did not declare a dividend during the third quarter of fiscal 2010.

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

The contractual amounts of outstanding commitments were as follows:

	March 31,	June 30,
	2010	2009
	(in thousands)
Commitments to extend credit:
Loan commitments	$1,894	$4,687
Unadvanced construction loans	1,746	2,929
Unadvanced lines of credit	15,718	16,859
Standby letters of credit	957	898
Outstanding commitments	$20,315	$25,373

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 2010 and 2009, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2009 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009.

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

During the quarter ended September 30, 2008, the U.S. Treasury announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) under conservatorship under the authority of the Federal Housing Finance Agency.  The actions of the U.S. Government adversely impacted the value of the preferred stock of Fannie Mae and Freddie Mac.  The Bank owns $4.0 million of Freddie Mac auction pass-through certificates (APT) issued by trusts sponsored by Merrill Lynch.  The results of this action, along with general concern in the market about the future value of Freddie Mac preferred stock, have caused the values for the APT certificates to decrease materially.  The Company had recorded a non-cash other-than-temporary impairment (“OTTI”) charge of $3.7 million in the quarter ended September 30, 2008. On October 29, 2008, the U.S. Treasury clarified that ordinary loss treatment applies to these Freddie Mac APT certificates. As an ordinary loss, under generally accepted accounting principles banks may not record the effect of this tax change in their balance sheets and income statements for financial and regulatory purposes until the period in which the law was enacted, i.e., the fourth quarter of 2008.  During the quarter ended December 31, 2008, the market value declined by an additional $274,000 and the Company recorded a non-cash OTTI charge of $274,000 during the quarter ended December 31, 2008.  The carrying value of the Freddie Mac APT certificates is now $46,000 as of March 31, 2010.  On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code.  This action has adversely impacted the value of Lehman Brothers corporate debt.  The Bank owned $2.0 million of this corporate debt. The Company had recorded an OTTI charge of $1.8 million in the quarter ended September 30, 2008. During the quarter ended March 31, 2009, the market value declined by an additional $75,000 and the Company recorded a non-cash OTTI charge of $75,000 during the quarter ended March 31, 2009.  Both Lehman Brothers bonds were sold prior to June 30, 2009.  These investments were rated investment grade by Moody’s and Standard & Poor’s at the time of purchase.

The net interest margin decreased from 2.85% for the quarter ended March 31, 2009 to 2.73% for the quarter ended March 31, 2010, as we experienced a $76,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense increased $182,000 or 6.9% during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  The provision for loan losses increased $100,000 during the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.

The net interest margin decreased from 2.82% for the nine months ended March 31, 2009 to 2.79% for the nine months ended March 31, 2010, as we experienced a $211,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense increased $1.1 million or 13.9% during the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.  The provision for loan losses increased $10,000 during the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and determined that $1.9 million of investments were other-than-temporarily impaired and written down during the nine months ended March 31, 2010 and $5.9 million of investments were other-than-temporarily impaired and written down during the nine months ended March 31, 2009.  The loss on writedowns of securities included total other-than-temporary impairment losses of $5.3 million and $5.9 million, net of $3.4 million and $0 recognized in other comprehensive income (loss) for the nine months ended March 31, 2010 and 2009, respectively, before taxes.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

Assets

Total assets increased to $495.1 million at March 31, 2010 from $477.3 million at June 30, 2009.  Investments in available-for-sale securities decreased $61.5 million during the nine months ended March 31, 2010, and represented $103.4 million or 20.9% of total assets at March 31, 2010.  This decrease was primarily due to $32.7 million in sales and $33.9 million in pay downs and maturities during the nine months ended March 31, 2010.  Investments in held-to-maturity securities increased $64.2 million during the nine months ended March 31, 2010, and represented $66.2 million or 13.4% of total assets at March 31, 2010. This increase was due to new security purchases being classified as held-to-maturity because of the low interest rate environment and the intent and ability to hold these securities to maturity.  Net loans have decreased to $258.3 million at March 31, 2010 from $264.3 million at June 30, 2009 and now represent 52.2% of total assets.  Included in other assets as of March 31, 2010 was $2.5 million in prepaid FDIC assessments.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at March 31, 2010 and June 30, 2009.  For additional information, see “Comparison of Operating Results for the Three and Nine Months Ended March 31, 2010 and 2009 – Provision for loan losses.”

	March 31,	June 30,
	2010	2009
	(Dollars in thousands)
Allowance for loan losses	$2,407	$2,200
Gross loans outstanding	260,734	266,517
Nonperforming loans	11,645	6,449

Allowance/gross loans outstanding	0.92%	0.83%
Allowance/nonperforming loans	20.7%	34.1%

At March 31, 2010, despite the low ratio of the allowance to nonperforming loans, we believe that the allowance for loan loss was sufficient because of (i) our analysis of the collateral supporting non-performing loans and (ii) the fact that certain non-performing loans were in the process of being renewed as of March 31, 2010.

Past Due and Nonperforming Loans

The following table sets forth information regarding past due and non-performing loans:

	March 31,	June 30,
	2010	2009
	(in thousands)

Past due 30 days through 89 days and accruing	$4,902	$3,445

Past due 90 days or more and accruing	$6,226	$-

Past due 90 days or more and nonaccruing	$5,419	$6,449

The past due 90 days or more and still accruing are four loan relationships that have matured as of March 31, 2010.  Two loan relationships that total $3.4 million are condominium development projects and are current for interest payments.  One loan relationship totaling $2.4 million is a commercial building project that is current for interest payments.  One loan relationship totaling $400,000 consists of five individual lots within a recreational park and is past due 50 days for interest.  Management believes that a full recovery of principal and interest is expected on all four relationships.

Liabilities

Total liabilities decreased to $450.8 million at March 31, 2010 from $437.5 million at June 30, 2009.  Total deposits increased to $327.5 million at March 31, 2010 from $308.1 million at June 30, 2009, an increase of $19.4 million or 6.3%. Federal Home Loan Bank advances decreased to $102.5 million at March 31, 2010 from $120.5 million at June 30, 2009, a decrease of $18.0 million or 14.9%.  Securities sold under agreements to repurchase increased to $12.6 million at March 31, 2010 from $4.5 million at June 30, 2009, an increase of $8.1 million or 182.6%.

Stockholders’ Equity

Stockholders’ equity increased to $44.3 million at March 31, 2010 from $39.9 million at June 30, 2009, primarily due to net income of $1.2 million and a reduction in other comprehensive loss of $3.1 million.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2010 and 2009

Net Income (Loss)

Net income amounted to $251,000 or $.04 per basic and diluted share for the quarter ended March 31, 2010 compared to net income of $712,000 or $.11 per basic and diluted share for the quarter ended March 31, 2009.  The decrease in net income reflected an OTTI charge of $938,000 recorded during the quarter ended March 31, 2010 compared to $75,000 for the quarter ended March 31, 2009.  Net interest and dividend income decreased by $76,000 and the provision for loan losses increased by $100,000.  Net gains on sales of securities increased by $484,000 for the quarter ended March 31, 2010.  Noninterest expense increased by $182,000 for the quarter ended March 31, 2010.

Net income amounted to $1.2 million or $.19 per basic and diluted share for the nine months ended March 31, 2010 as compared to a net loss of $1.3 million or $.21 per basic and diluted share for the nine months ended March 31, 2009.  The increase in net income was primarily due to a decrease in other-than-temporarily impaired investment write-downs of $4.0 million recorded during the nine months ended March 31, 2010 of $1.9 million compared to $5.9 million for the nine months ended March 31, 2009.  Net interest and dividend income decreased $211,000, the provision for loan losses increased $10,000, net gains on sale of securities increased $1.3 million and noninterest expense increased $1.1 million for the nine months ended March 31, 2010.  Income tax expense increased $1.3 million to $348,000 for the nine months ended March 31, 2010 compared to a tax benefit of $998,000 for the nine months ended March 31, 2009.

Interest and Dividend Income

Interest and dividend income amounted to $5.4 million for the quarter ended March 31, 2010 as compared to $6.2 million for the quarter ended March 31, 2009, a decrease of $774,000 or 12.5%.  This was primarily due to a decrease in yield on earning assets of 81 basis points to 4.87% for the quarter ended March 31, 2010 compared to 5.68% for the quarter ended March 31, 2009.  Average investment securities decreased $18.8 million to $164.2 million for the quarter ended March 31, 2010 compared to $183.0 million for the quarter ended March 31, 2009.  This was partially offset by an increase in average loans of $8.7 million to $263.4 million for the quarter ended March 31, 2010 compared to $254.7 million for the quarter ended March 31, 2009.    The decrease in yield was due to a decrease in yield on loans of 16 basis points to 5.55% for the quarter ended March 31, 2010 compared to 5.71% for the quarter ended March 31, 2009.  The yield on investment securities decreased 129 basis points to 4.48% for the quarter ended March 31, 2010 compared to 5.77% for the quarter ended March 31, 2009.

Interest and dividend income amounted to $17.2 million for the nine months ended March 31, 2010 as compared to $19.2 million for the nine months ended March 31, 2009, a decrease of $2.0 million or 10.5%.  This was primarily due to a decrease in yield on earning assets of 54 basis points to 5.12% for the quarter ended March 31, 2010 compared to 5.66% for the quarter ended March 31, 2009.  Average investment securities decreased $32.3 million to $166.0 million for the nine months ended March 31, 2010 compared to $198.3 million for the nine months ended March 31, 2009.  This was partially offset by an increase in average loans of $15.1 million to $266.3 million for the nine months ended March 31, 2010 compared to $251.2 million for the nine months ended March 31, 2009.    The decrease in yield was due to a decrease in yield on loans of 30 basis points to 5.55% for the nine months ended March 31, 2010 compared to 5.85% for the nine months ended March 31, 2009.  The yield on investment securities decreased 60 basis points to 4.90% for the nine months ended March 31, 2010 compared to 5.50% for the nine months ended March 31, 2009.

Interest Expense

Interest expense amounted to $2.4 million for the quarter ended March 31, 2010 as compared to $3.1 million for the quarter ended March 31, 2009, a decrease of $698,000 or 22.6%.  The decrease was primarily due to a change in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 72 basis points to 2.40% for the quarter ended March 31, 2010 from 3.12% for the quarter ended March 31, 2009.  The average rate on interest-bearing deposits decreased by 73 basis points to 1.93% for the quarter ended March 31, 2010 compared to 2.66% for the quarter ended March 31, 2009.  The average rate on borrowed money decreased by 41 basis points to 3.58% for the quarter ended March 31, 2010 compared to 3.99% for the quarter ended March 31, 2009.

Interest expense amounted to $7.8 million for the nine months ended March 31, 2010 as compared to $9.6 million for the nine months ended March 31, 2009, a decrease of $1.8 million or 18.8%.  The decrease was primarily due to a change in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 59 basis points to 2.61% for the nine months ended March 31, 2010 from 3.20% for the nine months ended March 31, 2009.  The average rate on interest-bearing deposits decreased by 63 basis points to 2.13% for the nine months ended March 31, 2010 compared to 2.76% for the nine months ended March 31, 2009.  The average rate on borrowed money decreased by 17 basis points to 3.76% for the nine months ended March 31, 2010 compared to 3.93% for the nine months ended March 31, 2009.

Net Interest and Dividend Income

Net interest and dividend income amounted to $3.0 million for the quarter ended March 31, 2010 as compared to $3.1 million for the quarter ended March 31, 2009, a decrease of $76,000 or 2.4%.  Net interest spread decreased by eight basis points to 2.47% for the quarter ended March 31, 2010 from 2.55% for the quarter ended March 31, 2009.  Net interest margin decreased 12 basis points to 2.73% as compared to 2.85% when comparing the quarters ended March 31, 2010 and 2009.

Net interest and dividend income amounted to $9.4 million for the nine months ended March 31, 2010 as compared to $9.6 million for the nine months ended March 31, 2009, a decrease of $211,000 or 2.2%.  Net interest spread increased five basis points to 2.51% as compared to 2.46% and net interest margin decreased three basis points to 2.79% as compared to 2.82% when comparing the nine months ended March 31, 2010 and 2009.

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

Provision for Loan Losses

The provision for loan losses amounted to $257,000 for the quarter ended March 31, 2010 as compared to $157,000 for the quarter ended March 31, 2009, an increase of $100,000 or 63.7%.  The provision for loan losses amounted to $764,000 for the nine months ended March 31, 2010 as compared to $754,000 for the nine months ended March 31, 2009, an increase of $10,000 or 1.3%.   The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of those conditions. The ratio of the allowance to gross loans outstanding was 0.92% as of March 31, 2010 compared to 0.83% as of June 30, 2009.  Net charge-offs were $57,000 for the quarter ended March 31, 2010 compared to $25,000 for the quarter ended March 31, 2009. Net charge-offs were $557,000 for the nine months ended March 31, 2010 compared to $492,000 for the nine months ended March 31, 2009. The ratio of the allowance to nonperforming loans was 20.7% as of March 31, 2010 compared to 34.1% as of June 30, 2009.  Management believes that the nonperforming loans will not have a material effect on the adequacy of the allowance for loan losses.

Noninterest Income (Charge)

Noninterest income totaled $350,000 for the quarter ended March 31, 2010 compared to $727,000 for the quarter ended March 31, 2009, a decrease of $377,000 or 51.9%.  The decrease was primarily due to write-downs of investments of $938,000 for the quarter ended March 31, 2010 compared to $75,000 of investment write-downs for the quarter ended March 31, 2009.  The impairment charges for the quarter ended March 31, 2010 consisted of private label CMOs.  The impairment charges for the quarter ended March 31, 2009 consisted of Lehman Brothers corporate debt.  This was partially offset by an increase in net gains on securities sales of $484,000 for the quarter ended March 31, 2010.

Noninterest income totaled $1.8 million for the nine months ended March 31, 2010 compared to noninterest charges of $3.3 million for the nine months ended March 31, 2009.  This was primarily due to write-downs of investments of $5.9 million for the nine months ended March 31, 2009 compared to $1.9 million of investment write-downs for the nine months ended March 31, 2010.  The impairment charges for the nine months ended March 31, 2010 consisted of private label CMOs and Freddie Mac ARPs.  The impairment charges for the nine months ended March 31, 2009 consisted of Lehman Brothers corporate debt.  Net gains on sales of investments increased $1.3 million for the nine months ended March 31, 2010.

Noninterest Expense

Noninterest expense amounted to $2.8 million for the quarter ended March 31, 2010 as compared to $2.6 million for the quarter ended March 31, 2009, an increase of $182,000 or 6.9%.  Compensation and benefits expense increased $17,000 or 1.2%.  Occupancy and equipment expense decreased $6,000 or 1.9%.  Other noninterest expenses increased $171,000 or 20.1% to $1.0 million for the quarter ended March 31, 2010 compared to $852,000 for the quarter ended March 31, 2009. This increase was primarily due to an increase in FDIC assessments of $147,000 during the quarter ended March 31, 2010, described below.

Noninterest expense amounted to $8.9 million for the nine months ended March 31, 2010 as compared to $7.8 million for the nine months ended March 31, 2009, an increase of $1.1 million or 13.9%.  Compensation and benefits expense increased $76,000 or 1.7%.  This increase was primarily due to a change in employee stock award expense due to forfeitures recorded during the nine months ended March 31, 2009.  Occupancy and equipment expense increased $57,000 or 6.6% due primarily to increased depreciation expense.  This increase includes expenses related to the opening of the Bank’s new branch in Norwich, CT in September 2009.  Other noninterest expenses increased $956,000 or 37.8% to $3.5 million for the nine months ended March 31, 2010 compared to $2.5 million for the nine months ended March 31, 2009. This increase was primarily due to other real estate owned write-downs of $321,000 on a property sold in October 2009, an increase in FDIC assessments of $398,000 and $172,000 in prepayment penalties on $18.0 million of Federal Home Loan Bank advances, with a weighted average rate of 4.71%, paid off prior to maturity during the nine months ended March 31, 2010.

Provision for Income Taxes

Income tax expense amounted to $52,000 for the quarter ended March 31, 2010 compared to  $326,000 for the quarter ended March 31, 2009.  Income tax expense amounted to $348,000 for the nine months ended March 31, 2010 compared to a tax benefit of $998,000 for the nine months ended March 31, 2009.

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

	For the Three Months Ended March 31,
	2010			2009
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$164,176	$1,812	4.48%	$183,022	$2,602	5.77%
Loans	263,402	3,602	5.55%	254,668	3,588	5.71%
Other earning assets	23,112	3	0.05%	4,577	1	0.09%
Total interest-earnings assets	450,690	5,417	4.87%	442,267	6,191	5.68%
Non-interest-earning assets	33,015			35,383
Total assets	$483,705			$477,650

Interest-bearing liabilities:
NOW accounts	$87,083	342	1.59%	$42,607	222	2.11%
Savings accounts	46,300	45	0.39%	45,249	57	0.51%
Money market accounts	11,248	27	0.97%	12,443	50	1.63%
Time deposits	144,200	963	2.71%	159,656	1,374	3.49%
Borrowed money	114,501	1,011	3.58%	140,589	1,383	3.99%
Total interest-bearing liabilities	403,332	2,388	2.40%	400,544	3,086	3.12%
Non-interest-bearing demand deposits	34,243			35,412
Other non-interest-bearing liabilities	1,974			5,398
Capital accounts	44,156			36,296
Total liabilities and capital accounts	$483,705			$477,650

Net interest income		$3,029			$3,105
Interest rate spread			2.47%			2.56%
Net interest-earning assets	$47,358			$41,723
Net interest margin			2.73%			2.85%
Average earning assets to
average interest-bearing liabilities			111.74%			110.42%

	For the Nine Months Ended March 31,
	2010			2009
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$165,984	$6,111	4.90%	$198,270	$8,185	5.50%
Loans	266,342	11,096	5.55%	251,180	11,039	5.85%
Other earning assets	15,388	6	0.05%	3,318	14	0.56%
Total interest-earnings assets	447,714	17,213	5.12%	452,768	19,238	5.66%
Non-interest-earning assets	32,182			31,564
Total assets	$479,896			$484,332

Interest-bearing liabilities:
NOW accounts	$76,873	1,029	1.78%	$39,397	670	2.27%
Savings accounts	46,003	153	0.44%	45,236	194	0.57%
Money market accounts	11,069	87	1.05%	12,262	153	1.66%
Time deposits	149,001	3,264	2.92%	154,763	4,192	3.61%
Borrowed money	117,098	3,308	3.76%	150,821	4,446	3.93%
Total interest-bearing liabilities	400,044	7,841	2.61%	402,479	9,655	3.20%
Non-interest-bearing demand deposits	34,979			36,189
Other non-interest-bearing liabilities	2,289			4,574
Capital accounts	42,584			41,090
Total liabilities and capital accounts	$479,896			$484,332

Net interest income		$9,372			$9,583
Interest rate spread			2.51%			2.46%
Net interest-earning assets	$47,670			$50,289
Net interest margin			2.79%			2.82%
Average earning assets to
average interest-bearing liabilities			111.92%			112.49%

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

	For the Three Months Ended March 31, 2010
	Compared to the Three Months Ended March 31, 2009
	Increase(Decrease) Due to
	Rate	Volume	Net
INTEREST INCOME

Investment securities	$(541)	$(249)	$(790)
Loans	(454)	468	14
Other interest-earning assets	(3)	5	2
TOTAL INTEREST INCOME	(998)	224	(774)

INTEREST EXPENSE:

NOW accounts	(336)	456	120
Savings accounts	(21)	9	(12)
Money Market accounts	(19)	(4)	(23)
Time deposits	(287)	(124)	(411)
Other borrowed money	(132)	(240)	(372)
TOTAL INTEREST INCOME	(795)	97	(698)

CHANGE IN NET INTEREST INCOME	$(203)	$127	$(76)

	For the Nine Months Ended March 31, 2010
	Compared to the Nine Months Ended March 31, 2009
	Increase(Decrease) Due to
	Rate	Volume	Net
INTEREST INCOME

Investment securities	$(828)	$(1,246)	$(2,074)
Loans	(796)	853	57
Other interest-earning assets	(29)	21	(8)
TOTAL INTEREST INCOME	(1,653)	(372)	(2,025)

INTEREST EXPENSE:

NOW accounts	(245)	604	359
Savings accounts	(46)	5	(41)
Money Market accounts	(52)	(14)	(66)
Time deposits	(777)	(151)	(928)
Other borrowed money	(179)	(959)	(1,138)
TOTAL INTEREST INCOME	(1,299)	(515)	(1,814)

CHANGE IN NET INTEREST INCOME	$(354)	$143	$(211)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at June 30, 2009 and December 31, 2009.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	December 31, 2009	June 30, 2009

+ 100	-0.89%	-1.50%
+ 200	-3.06%	-4.14%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.  We do not believe that there has been a material change in our NII position between December 31, 2009 and March 31, 2010.

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

The tables below set forth, at December 31, 2009, indicated the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.  We do not believe that there has been a material change in our NPV position between December 31, 2009 and March 31, 2010.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$27,433	$(15,844)	-37%	5.91%	-290
+200	$34,420	$(8,857)	-20%	7.25%	-155
+100	$39,840	$(3,436)	-8%	8.23%	-57
0	$43,277	$-	0%	8.80%	0
-100	$44,588	$1,311	3%	8.97%	16

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of March 31, 2010 of $102.5 million with unused borrowing capacity of $24.9.million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 40.0%.  As of March 31, 2010, the ratio of wholesale borrowings to total assets was 21.0%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended March 31, 2010 and 2009, the Bank’s net loan principal (collections) originations were ($3.5) million and $18.6 million, respectively. Purchases of securities totaled $63.5 million and $7.1 million, for the nine months ended March 31, 2010 and 2009, respectively.

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

Certificates of deposits totaled $143.3 million at March 31, 2010. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at March 31, 2010 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	6.91%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	12.87%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	11.95%

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

For the nine months ended March 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 4T. Controls and Procedures

Not applicable

Part II. – OTHER INFORMATION

Item 1.   Legal Proceedings – Not applicable

Item 1A. Risk Factors – Not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.    Defaults Upon Senior Securities – Not applicable

Item 4.    [Reserved]

Item 5.   Other Information

a.	Not applicable.

Item 6.    Exhibits

Exhibits
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date May 17, 2010	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date May 17, 2010	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer