Form 10-K
period 2010-06-30
PSB Holdings, Inc.
filed 2010-09-24
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

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

(1)  YES  ☒  NO  ☐
(2)  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES    ☒  NO

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 31, 2009 ($3.40) was $6.1 million.

As of August 31, 2010, there were 6,528,863 shares outstanding of the Registrant’s Common Stock, including 3,729,846 shares owned by Putnam Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2010 Annual Meeting of Stockholders (Part II and III)

PSB HOLDINGS, INC.

FORM 10-K

PART I

ITEM 1.	Business

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

PSB Holdings, Inc.

PSB Holdings, Inc. is the federally chartered stock holding company of Putnam Bank, and owns 100% of the common stock of Putnam Bank. PSB Holdings, Inc. also owns investment securities valued at $1.3 million as of June 30, 2010. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501. 57.1% of the outstanding stock of PSB Holdings, Inc. is owned by Putnam Bancorp, MHC.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2009, based on the FDIC’s annual Summary of Deposits Report (the most current data available), our market share of deposits represented 18.9% of deposits in Windham County and 1.1% in New London County.

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

Market Area

 We operate in a primarily rural market area that has a stable population and household base. We currently operate out of eight offices, which are located in Windham County and New London County, Connecticut. According to a recent census report, from 2000 to 2010 the population of Windham and New London Counties increased by 0.9% and 0.3% annually while the population of the United States increased by 1.0% on an annual basis. During the same period, the number of households in Windham and New London Counties increased 0.8% and 0.4% on an annual basis, compared to the United States increase of 1.0% annually. In 2010, per capita income for Windham County was $25,171 and the median household income was $57,890. In the same year, per capita income for New London County was $30,787 and the median household income was $64,743. These compare to per capita income for the State of Connecticut and the United States of $36,065 and $26,739, respectively, and median household income of $70,340 and $54,442, respectively.

            Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east). New London County is to the south of Windham County, located in the Southeastern corner of Connecticut. Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts. Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and government. These three sectors comprise approximately 66% of the employment base in Windham County. The same three sectors comprise a higher 74% of the employment base in New London County; however, approximately 28% of the employment base is employed by the government sector. Windham County's June 2010 unemployment rate of 10.5% was higher than the New London County unemployment rate of 8.5%, higher than the comparable Connecticut unemployment rate of 8.9%, and higher than the national unemployment rate of 9.5%. The Connecticut, Windham County and New London County's June 2010 unemployment rates were all higher than their June 2009 unemployment rates of 8.1%, 9.0%, and 7.6%.  Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations. Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland and the Rhode Island and Massachusetts communities adjacent to Windham County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real estate. We retain most of the loans that we originate. However, we generally sell long-term fixed rate loans in the secondary market. When we sell loans, we generally retain the servicing rights for such loans. One- to four-family residential real estate mortgage loans (including home equity loans and lines of credit) represented $195.0 million, or 75.4%, of our loan portfolio at June 30, 2010. We also offer commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans (primarily secured by single-family properties) and consumer loans. At June 30, 2010, commercial real estate loans totaled $54.4 million, or 21.0% of our loan portfolio, commercial loans totaled $6.8 million, or 2.6% of our loan portfolio, construction mortgage loans totaled $1.3 million, or 0.5% of our loan portfolio and consumer loans, consisting primarily of automobile loans and secured personal loans, totaled $1.2 million, or 0.5% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at June 30,

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
Residential (1)	$194,960	75.37%	$200,680	74.57%	$181,978	72.59%	$168,126	69.86%	$147,706	71.50%
Commercial real estate	54,398	21.03	56,500	20.99	55,406	22.10	59,274	24.63	48,210	23.34
Residential construction	1,338	0.52	1,887	0.70	3,223	1.29	5,376	2.23	3,551	1.72
Commercial	6,786	2.62	8,958	3.33	8,687	3.46	6,449	2.68	5,693	2.76
Consumer and other	1,177	0.46	1,097	0.41	1,394	0.56	1,439	0.60	1,410	0.68

Total loans	$258,659	100.00%	$269,122	100.00%	$250,688	100.00%	$240,664	100.00%	$206,570	100.00%

Unadvanced construction loans	(1,521)		(2,929)		(6,522)		(8,264)		(5,486)
	257,138		266,193		244,166		232,400		201,084
Net deferred loan costs	285		324		320		282		35
Allowance for loan losses	(2,651)		(2,200)		(1,758)		(1,780)		(1,582)

Loans, net	$254,772		$264,317		$242,728		$230,902		$199,537

(1)           Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential (1)		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other Loans		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending June 30,
2011	$47,259	4.38%	$26,686	6.25%	$1,006	5.30%	$2,803	5.75%	$531	6.25%	$78,285	5.09%
2012	18,880	5.59%	5,830	7.12%	-	0.00%	650	6.38%	210	8.22%	25,570	5.98%
2013	16,767	5.73%	6,162	7.23%	-	0.00%	1,228	6.13%	242	6.11%	24,399	6.13%
2014 to 2015	27,679	5.54%	7,603	6.77%	-	0.00%	1,785	5.15%	177	5.96%	37,244	5.77%
2016 to 2020	37,233	5.56%	5,974	6.81%	-	0.00%	320	5.14%	17	8.03%	43,544	5.73%
2021 and beyond	47,142	5.60%	954	7.56%	-	0.00%	-	0.00%	-	0.00%	48,096	5.64%

Total	$194,960	5.30%	$53,209	6.62%	$1,006	5.30%	$6,786	5.69%	$1,177	6.55%	$257,138	5.59%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2010 that are contractually due after June 30, 2011.

	Fixed	Adjustable	Total
	(In thousands)
Mortgage Loans:
Residential (1)	$108,259	$39,443	$147,702
Commercial real estate	23,366	3,157	26,523
Commercial	3,202	781	3,983
Consumer and other	546	100	646

Total	$135,373	$43,481	$178,854

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

At June 30, 2010, the total amount of loans that have fixed interest rates was $147.1 million, and the total amount of loans that have floating or adjustable interest rates was $110.1 million.

Residential Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Windham County and New London County. At June 30, 2010, $195.0 million, or 75.4% of our loan portfolio, consisted of one- to four-family residential mortgage loans. Included within these one- to four-family loans at June 30, 2010 were $16.1 million of home equity loans and $11.8 million of home equity lines of credit. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate mortgage loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential mortgage loans are underwritten according to Fannie Mae policies and procedures. Fixed rate residential mortgage loans with terms of more than 15 years are generally sold in the secondary market, while bi-weekly mortgages are generally retained in our portfolio. Bi-weekly mortgages are loans that require payments be made every two weeks. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $39.3 million of fixed rate one- to four-family residential loans during the year ended June 30, 2010, of which $21.4 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $13.5 million of adjustable rate one- to four-family residential loans during the year ended June 30, 2010, of which $368,000 was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2010, $79.8 million, or 40.6%, of our one- to four-family residential loans had adjustable rates of interest.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2010, our largest residential mortgage loan had a principal balance of $699,000 and was secured by a residence located in our primary market area. This loan was performing in accordance with its repayment terms.

We also offer home equity loans and home equity of lines of credit, both of which are secured by owner-occupied one- to four-family residences. At June 30, 2010, home equity loans and equity lines of credit totaled $27.9 million, or 14.3% of our residential mortgage loans and 10.8% of total loans. Additionally, at June 30, 2010, the unadvanced amounts of home equity lines of credit totaled $10.1 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 14.25%.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans that are generally secured by five unit or more apartment buildings, construction loans and loans on properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. We also offer real estate development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one- to four-family residential properties. At June 30, 2010, commercial mortgage loans totaled $54.4 million, which amounted to 21.0% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2010 was $5.4 million. Our commercial real estate loans may be made with terms of up to five years with 20 year amortization schedules and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2010 was a performing $2.7 million loan secured by property located in our primary market area.

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

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2010, construction mortgage loans totaled $1.3 million, or 0.5%, of total loans. At June 30, 2010, the unadvanced portion of these construction loans totaled $332,000.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the construction loan converts to a permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2010, our largest outstanding residential construction mortgage loan commitment was for $391,000, $167,000 of which was outstanding. This loan was performing according to its terms at June 30, 2010. Construction loans to individuals are generally made on the same terms as our one- to four-family mortgage loans.

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

Commercial Loans. At June 30, 2010, we had $6.8 million in commercial loans which amounted to 2.6% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2010, our largest commercial loan was a $1.0 million loan secured by business assets located in our primary market area. This loan was performing according to its terms at June 30, 2010.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $1.2 million, or 0.5% of our total loan portfolio, at June 30, 2010.

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

At June 30, 2010, Putnam Bank was servicing loans sold in the amount of $35.2 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2010, we originated $52.8 million of fixed rate and adjustable rate one-to four-family loans, of which $31.0 million were retained by us. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2010, our regulatory limit on loans to one borrower was $5.4 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $3.4 million. The loans comprising this lending relationship were performing in accordance with their terms as of June 30, 2010.

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

Loans Past Due and Non-performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Nonaccrual is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are reviewed on a case-by-case basis to determine if that loan should be placed on non-accrual status.  When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.  Other real estate owned is included in non-performing assets.  At June 30, 2010, the Company had non-performing loans of $6.3 million and a ratio of non-performing loans to total loans of 2.45%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of OREO is charged against earnings.  At June 30, 2010, the Company had OREO of $1.6 million and a ratio to non-performing assets of 19.76%.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. As of June 30, 2010, the Company had $2.9 million in troubled debt restructurings (generally loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).  A loan classified in the table below as “non-accrual” does not necessarily mean that such loan is or has been delinquent. Once a loan is more than 90 days delinquent or the borrower or collateral securing the loan experiences an event that makes collectability suspect, the loan is placed on “non-accrual” status. Our policies require six months of continuous payments in order for the loan to be removed from non-accrual status.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans (1)	$1,425	$1,277	$-	$55	$63
Commercial real estate	4,164	5,073	982	1,480	1,313
Residential construction	-	-	-	-	-
Commercial	213	99	-	3	-
Consumer and other	-	-	-	-	-
Total	5,802 (2)	6,449 (2)	982	1,538	1,376
Accruing loans past due over 90 days:
Residential mortgage loans (1)	491	-	-	-	-
Commercial real estate	-	-	470	-	75
Residential construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total	491	-	470	-	75
Total non-performing loans	6,293	6,449	1,452	1,538	1,451
Real estate owned	1,561	1,211	-	-	-
Other non-performing assets	46	46	-	-	-
Total non-performing assets	7,900	7,706	1,452	1,538	1,451
Trouble debt restructurings in compliance with restructure terms	930 (2)	259 (2)	-	-	-
Troubled debt restructures and
total non-performing assets	$8,830	$7,965	$1,452	$1,538	$1,451
Total non-performing loans to total loans	2.45%	2.42%	0.59%	0.66	0.72%
Total non-performing loans to total assets	1.29%	1.35%	0.29%	0.31%	0.31%
Total non-performing assets and
troubled debt restructurings to total assets	1.80%	1.67%	0.29%	0.31%	0.31%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)
The gross interest income that would have been reported if the loans had performed in accordance with their original terms was $445,000 and $389,000 for the years ended June 30, 2010 and 2009, respectively. Actual income recognized in income was $154,000 and $136,000 for the years ended June 30, 2010 and 2009, respectively.

Total non-performing assets increased $191,000 to $7.9 million at June 30, 2010 from $7.7 million at June 30, 2009. Non-performing assets as of June 30, 2010 consisted of $1.6 million in Other Real Estate Owned which reflects the repossession  of a six-lot residential development project at a carrying value of $303,000, a partially completed single family home within the same subdivision with a carrying value of $160,000 and 34 acres of land carried at $110,000, one single unit condominium at a carrying value of $112,000, a single family home at a carrying value of $142,000, one residential/commercial office space at a carrying value of $213,000, an in-substance foreclosure of a condominium project at a carrying value of $384,000 and an in-substance foreclosure of a single family home at a carrying value of $137,000.  Also included in non-performing assets is $46,000 in Freddie Mac auction-rate trust preferred securities and $6.3 million in non-performing loans.  These loans consisted of nine residential loans totaling $1.9 million, three commercial and industrial loans totaling $212,000 and 11 commercial real estate loans totaling $4.2 million.  Non-performing assets as of June 30, 2009 consisted of $1.2 million in Other Real Estate Owned which reflects the repossession of one condominium development project, $46,000 in Freddie Mac auction-rate trust preferred securities and $6.4 million in non-performing loans.  These loans consisted of four residential loans totaling $1.3 million, two commercial and industrial loans totaling $97,000 and 17 commercial real estate loans totaling $5.1 million.  Eight of these loans continue to be classified as non-performing as of June 30, 2010.

The Bank's increase in non-performing loans is a direct correlation to the deteriorating real estate climate.  Management is focused on working with borrowers and guarantors to resolve these trends by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal in our file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and Loan Review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged.  The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans.  In addition, in connection with a regularly scheduled Office of Thrift Supervision (“OTS”) examination, the Holding Company and Bank developed and implemented a plan to reduce classified assets.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparisons of Operating Results for the Fiscal Years Ended June 30, 2010 and 2009.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At June 30, 2010
Residential (1)	6	$696	4	$491		10	$1,187
Commercial real estate	-	-	-	-		-	-
Residential construction	-	-	-	-		-	-
Commercial	-	-	-	-		-	-
Consumer and other loans	-	-	-	-		-	-
Total	6	$696	4	$491		10	$1,187

At June 30, 2009
Residential (1)	3	$581	-	$-		3	$581
Commercial real estate	4	2,024	-	-		4	2,024
Residential construction	-	-	-	-		-	-
Commercial	-	-	-	-		-	-
Consumer and other loans	-	-	-	-		-	-
Total	7	$2,605	-	$-		7	$2,605

At June 30, 2008
Residential (1)	-	$-	-	$-		-	$-
Commercial real estate	6	1,289	11	2,859		17	4,148
Residential construction	-	-	-	-		-	-
Commercial	1	45	1	195		2	240
Consumer and other loans	-	-	-	-		-	-
Total	7	$1,334	12	$3,054	(2)	19	$4,388

At June 30, 2007
Residential (1)	-	$-	1	$16		1	$16
Commercial real estate	1	128	-	-		1	128
Residential construction	-	-	-	-		-	-
Commercial	-	-	1	3		1	3
Consumer and other loans	-	-	-	-		-	-
Total	1	$128	2	$19		3	$147

At June 30, 2006
Residential (1)	3	$133	-	$-		3	$133
Commercial real estate	1	633	2	755		3	1,388
Residential construction	-	-	-	-		-	-
Commercial	-	-	-	-		-	-
Consumer and other loans	-	-	-	-		-	-
Total	4	$766	2	$755		6	$1,521

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)
The difference in loans delinquent 90 days and over and non-performing loans as of June 30, 2010 is primarily related to completion of underwriting for renewals and obtaining current financial information from borrowers, with these loans otherwise performing as agreed.

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

On the basis of management’s review of its assets, at June 30, 2010 we had classified $10.2 million of our loans as substandard. Of these loans, $6.3 million were considered non-performing and included in the table of Non-Performing Assets.  At June 30, 2010, none of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent or is otherwise identified as a problem, we may establish a specific loan loss allowance based on a review of among other things, delinquency status, size of loans, type and market value of collateral and financial condition, of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on nonaccrual commercial loans are applied first to principal. The allowance for loan losses as of June 30, 2010 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews our allowance for loan losses. This agency may require that we recognize additions to the allowance based on its judgment of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$2,200	$1,758	$1,780	$1,582	$1,359
Provision for loan losses	1,049	967	51	264	200
Charge offs:
Residential (1)	(50)	(53)	-	-	-
Commercial real estate	(410)	(400)	-	(26)	(10)
Residential construction	-	-	-	-	-
Commercial	(49)	-	(27)	-	-
Consumer and other	(156)	(118)	(97)	(86)	(72)
Total charge-offs	(665)	(571)	(124)	(112)	(82)
Recoveries:
Residential (1)	4	1	-	-	-
Commercial real estate	-	-	10	-	-
Residential construction	-	-	-	-	-
Commercial	25	5	4	19	-
Consumer and other	38	40	37	27	7
Total recoveries	67	46	51	46	7
Net (charge-offs) recoveries	(598)	(525)	(73)	(66)	(75)
Transfer to allowance for off-balance sheet items	-	-	-	-	98
Allowance at end of year	$2,651	$2,200	$1,758	$1,780	$1,582

Ratios:
Allowance for loan losses to non-performing loans
at end of year	42.13%	34.11%	121.07%	115.73%	109.03%
Allowance for loan losses to total loans
outstanding at the end of the year	1.03%	0.83%	0.72%	0.74%	0.77%
Net charge-offs to average loans outstanding	0.22%	0.20%	0.03%	0.03%	0.04%

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

	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)

At June 30, 2010
Residential mortgages (1)	$1,342	50.62%	75.89%
Commercial loans (2)	1,198	45.19	23.65
Consumer loans	43	1.62	0.46
Unallocated	68	2.57	-
Total allowance for loan losses	$2,651	100.00%	100.00%

At June 30, 2009
Residential mortgages (1)	$1,085	49.32%	75.27%
Commercial loans (2)	1,016	46.18	24.32
Consumer loans	11	0.50	0.41
Unallocated	88	4.00	-
Total allowance for loan losses	$2,200	100.00%	100.00%

At June 30, 2008
Residential mortgages (1)	$842	47.89%	73.88%
Commercial loans (2)	845	48.07	25.56
Consumer loans	15	0.85	0.56
Unallocated	56	3.19	-
Total allowance for loan losses	$1,758	100.00%	100.00%

At June 30, 2007
Residential mortgages (1)	$919	51.63%	72.09%
Commercial loans (2)	788	44.27	27.31
Consumer loans	25	1.40	0.60
Unallocated	48	2.70	-
Total allowance for loan losses	$1,780	100.00%	100.00%

At June 30, 2006
Residential mortgages (1)	$570	36.03%	73.22%
Commercial loans (2)	978	61.82	26.10
Consumer loans	29	1.83	0.68
Unallocated	5	0.32	-
Total allowance for loan losses	$1,582	100.00%	100.00%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial & industrial loans.

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

The investment policy is consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings.  During the fiscal year ended June 30, 2010, the Company recognized write-downs of investments of $2.4 million in private-label CMOs.

U.S. Government and Agency Obligations. At June 30, 2010, the Company’s U.S. Government and Agency securities portfolio classified as available-for-sale totaled $6.1 million, or 3.6% of total securities. At June 30, 2010, the Company’s U.S. Government and Agency securities portfolio classified as held-to-maturity totaled $45.3 million, or 26.8% of total securities.  While U.S. Government and Agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Corporate Bonds. At June 30, 2010, the Company’s corporate bond portfolio totaled $4.4 million, or 2.6% of total securities, all of which was classified as available-for-sale. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated investment grade or better by a nationally recognized rating agency. If the bond rating goes below investment grade, then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment.

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

At June 30, 2010, mortgage-backed securities classified as available-for-sale totaled $67.0 million, or 39.6% of total securities.  At June 30, 2010, mortgage-backed securities classified as held-to-maturity totaled $38.0 million, or 22.4% of total securities.  At June 30, 2010, 61.9% of the mortgage-backed securities were backed by adjustable rate loans and 38.1% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 4.33% at June 30, 2010.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Marketable Equity Securities. At June 30, 2010, our equity securities portfolio totaled $8.5 million, or 5.0% of total securities, all of which were classified as available-for-sale.  At June 30, 2010, the portfolio consisted of auction-rate trust preferred securities (“ARP”).  Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At June 30, 2010, our investments in auction-rate trust preferred securities consisted of investments in four corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies, generally other financial institutions (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks.  Putnam Bank owns $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008.  The current book value of this investment as of June 30, 2010 was $46,000.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America	Freddie Mac	Freddie Mac
Par amount	$3,000,000	$5,000,000	$2,000,000	$2,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000	$23,000	$23,000
Purchase Date	12-12-07	09-04-07	11-20-07	11-09-07	01-03-08
Maturity Date	08-23-26	05-28-27	08-17-47	06-30-20	06-30-20
Next Reset Date	08-20-10	08-27-10	08-16-10	07-09-10	07-02-10
Reset Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes	No	No
Current Rate	4.647%	4.574%	4.679%	0.000%	0.000%
Dividends Current:	Yes	Yes	Yes	No	No

 The Bank’s entire auction rate preferred securities holdings as of June 30, 2010 had failed auctions for the past fiscal year.

Federal Home Loan Bank Stock.  At June 30, 2010, the Company owned $8.1 million of Federal Home Loan Bank of Boston stock.  This stock is classified as held-to-maturity.  The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of June 30, 2010, consistent with its accounting policies. The regional banks within the Federal Home Loan Bank System have experienced higher levels of other-than-temporary impairment in their private label mortgage-backed securities and home equity loans, which has raised concerns about whether their capital levels could be reduced below regulatory requirements. In response to unprecedented market conditions and potential future losses, the FHLB has implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. The Company anticipates a decline in the dividend yield on its holdings in FHLB stock since the FHLB announced that dividend payments in 2010 are unlikely. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of FHLB stock held by the Bank.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Boston, the actions taken by the FHLB of Boston to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss.  Standard and Poor’s rated the Federal Home Loan Bank of Boston as AAA/Stable/A-1+ on April 14, 2010.  Even though the Company did not recognize an other-than-temporary impairment loss during the fiscal year ended June 30, 2010, continued deterioration in the FHLB of Boston’s financial position may result in future impairment losses.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated,

	At June 30,
	2010		2009		2008
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of total	Value	of total	Value	of total
(Dollars in thousands)
Securities, available for sale:
U.S. Government and agency securities	$6,101	3.6%	$19,667	11.8%	$19,472	9.2%
State agency and municipal obligations	-	-%	-	-%	4,547	2.1%
Corporate bonds and other securities	4,368	2.6%	9,263	5.6%	17,214	8.1%
Mortgage-backed securities	66,967	39.6%	123,596	74.0%	151,850	71.6%
Equity securities	8,457	5.0%	12,362	7.4%	19,000	9.0%
Total securities, available for sale	85,893	50.8%	164,888	98.8%	212,083	100.0%
Securities, held-to-maturity:
U.S. Government and agency securities	45,275	26.8%	2,000	1.2%	-	-%
Mortgage-backed securities	37,974	22.4%	-	-%	-	-%
Total securities, held-to-maturity	83,249	49.2%	2,000	1.2%	0	0.0%

Total securities	$169,142	100.0%	$166,888	100.0%	$212,083	100.0%

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2010, mortgage-backed securities with adjustable rates totaled $65.0 million.

	In One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
(Dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$1,122	$957	$2,003	$2,019	$6,101
Corporate debt securities	-	-	-	4,368	$4,368
Mortgage-backed securities	293	3,978	5,052	57,644	$66,967
Total debt securities	1,415	4,935	7,055	64,031	77,436
Equity securities	-	-	-	8,457	$8,457

Total securities available-for-sale	$1,415	$4,935	$7,055	$72,488	$85,893
Securities held-to-maturity:
U.S. Government and agency securities	-	24,250	19,025	2,000	$45,275
Mortgage-backed securities	-	-	-	37,974	$37,974
Total securities held-to-maturity	-	24,250	19,025	39,974	$83,249

Total securities	$1,415	$29,185	$26,080	$112,462	$169,142
Weighted average yield	4.60%	2.38%	3.07%	4.17%	3.71%

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2010, $144.3 million, or 43.1%, of our deposit accounts were certificates of deposit, of which $74.8 million had maturities of one year or less.

The following table sets forth the distribution of total deposit accounts, by account type, for the years indicated.

	For the Year Ended June 30,
	2010			2009			2008
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand deposits	$35,279	10.99%	-%	$36,219	12.39%	-%	$38,846	13.64%	-%
NOW accounts	80,526	25.08	1.11	42,360	14.49	1.90	29,813	10.47	2.37
Regular savings	46,447	14.46	0.35	45,684	15.63	0.46	47,397	16.64	0.60
Money market accounts	11,036	3.43	0.88	12,006	4.10	1.08	15,496	5.44	1.70
Club accounts	237	0.07	0.30	261	0.09	3.79	250	0.09	4.17
	173,525	54.04	0.67	136,530	46.70	0.85	131,802	46.28	0.96
Certificates of deposit	147,599	45.96	2.58	155,813	53.30	3.27	153,012	53.72	3.87
Total	$321,124	100.00%	1.55%	$292,343	100.00%	2.14%	$284,814	100.00%	2.52%

As of June 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $64.4 million. The following table sets forth the maturity of those certificates as of June 30, 2010.

Maturity Period	At June 30, 2010

(In thousands)

Three months or less	$19,542
Over three through six months	4,509
Over six months through one year	11,148
Over one year through three years	16,657
Over three years	12,569
Total	$64,425

 Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston, and repurchase agreements. At June 30, 2010, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $22.8 million. At June 30, 2010, retail repurchase agreements were $5.9 million.  The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At and For The Year Ended
	June 30,
	2010	2009	2008
	(Dollars in thousands)

Maximum amount of advances outstanding
at any month end during the year:
FHLB advances	$120,500	$150,204	$152,236
Repurchase Agreements with other companies	-	-	-
Repurchase Agreements with customers	15,179	8,637	6,406
Average advances outstanding during the year:
FHLB advances	106,473	140,685	145,691
Repurchase Agreements with other companies	-	-	-
Repurchase Agreements with customers	9,154	5,535	4,603
Balance outstanding at end of year:
FHLB advances	100,500	120,500	150,215
Repurchase Agreements with other companies	-	-	-
Repurchase Agreements with customers	5,896	4,471	6,406
Weighted average interest rate during the year:
FHLB advances	3.95%	4.05%	4.62%
Repurchase Agreements with other companies	-	-	-
Repurchase Agreements with customers	1.03	2.28	2.84
Weighted average interest rate at end of year:
FHLB advances	3.89%	4.06%	3.95%
Repurchase Agreements with other companies	-	-	-
Repurchase Agreements with customers	0.33	2.30	2.17

Subsidiary Activities

PSB Holdings Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2010, Windham North Properties, LLC, owned five such properties.  PSB Realty, LLC owns a single parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate.  Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2010, we had 83 full-time employees and 38 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2010 Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2010, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At June 30, 2010, PSB Holdings, Inc. had $705,000 of AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2010, Putnam Bank had no net operating loss carry forwards for federal income tax purposes.

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

The Company has received notification from the Internal Revenue Service of an upcoming audit of the federal tax return filed for the fiscal year ended June 30, 2009.  The state tax returns have not been audited for the last five years.

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

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Office of Thrift Supervision’s functions relating to federal savings associations, including rulemaking authority, are transferred to the Comptroller of the Currency within one year of the July 21, 2010 date of enactment of the new legislation, unless extended by up to six months by the Secretary of the Treasury. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will supervise and examine federal savings associations and savings banks.

New Federal Legislation

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Putnam Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including mutual holding companies, like PSB Holdings, Inc. and Putnam Bancorp, Inc., in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like PSB Holdings, Inc. and Putnam Bancorp, Inc.  These capital requirements are substantially similar to the capital requirements currently applicable to Putnam Bank, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  Moreover, Putnam Bancorp, Inc. will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from PSB Holdings, Inc., and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers.  See “Recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock,” in the Risk Factors section of this annual report.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Putnam Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, such as Putnam Bank, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

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

At June 30, 2010, Putnam Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2010, Putnam Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At June 30, 2010, Putnam Bank satisfied this test.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital (3%for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 4% leverage capital (3%for savings banks with a composite examination rating of 1);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

●	critically undercapitalized (less than 2% tangible capital).

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

At June 30, 2010, Putnam Bank met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities and brokered deposits, to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $2.9 million in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not believe we are taking or are subject to any action, condition or violation that could lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Putnam Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2010, Putnam Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2010, Putnam Bank was in compliance with these reserve requirements.

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

 We have existing policies, procedures and systems designed to comply with these regulations, and we are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

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

Under the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, including rulemaking and supervision authority, will be transferred to the Federal Reserve Board no later than one year from the July 21, 2010 effective date of the legislation, subject to extension of up to six months if requested by the Secretary of the Treasury.

Waivers of Dividends by Putnam Bancorp, MHC. Office of Thrift Supervision regulations require Putnam Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from PSB Holdings, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case- by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; and (ii) The waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank.  Putnam Bancorp, MHC waived all dividends paid by PSB Holdings, Inc. during the fiscal year ended June 30, 2010 and is expected to do so in the future.  See “—New Federal Legislation” for a discussion of the Dodd-Frank Act’s provisions related to Putnam Bancorp, MHC’s ability to waive dividends in the future.

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

Under the Dodd-Frank Act, in a Conversion Transaction of a mutual holding company that has waived dividends it had a right to receive from a subsidiary savings association before December 1, 2009, waived dividends from the savings association would not be considered in determining an appropriate exchange ratio.

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

We have been negatively affected by current market and economic conditions.  A continuation or worsening of these conditions could adversely affect our operations, financial condition and earnings.

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment, continuing through 2010.  The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition and results of operations.  The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Our commercial and multifamily real estate loan customers have experienced increases in vacancy rates and declines in rental rates for both multifamily and commercial properties.  Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition and earnings.

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

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Because we originate a significant number of mortgage loans secured by residential real estate, decreases in real estate values could adversely affect the value of property used as collateral for such loans.  At June 30, 2010, loans secured by real estate represented 96.9% of our total loans, substantially all of which are secured by properties located in Windham County.  Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.  As of June 30, 2010, the unemployment rate in Windham County, Connecticut was 10.5%, and the New London County unemployment rate was 8.5% compared to the national unemployment rate of 9.5% and the unemployment rate for Connecticut as a whole of 8.9%.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Our allowance for loan losses was 1.03% of total loans and 42.13% of nonperforming loans at June 30, 2010. Material additions to our allowance would materially decrease our net income.

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

Future Changes in Interest Rates May Reduce our Profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates.  Net interest income is the difference between:

●	the interest income we earn on our interest-earning assets, such as loans and securities; and

●	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

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

At June 30, 2010, our “rate shock” analysis prepared by a third-party consultant indicates that our net portfolio value would decrease by $6.7 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

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

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

Newly enacted financial reform legislation will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies.  The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.  Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations.  Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.  These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.  In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities.  If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.

The value of PSB Holdings, Inc.’s common stock is significantly affected by our ability to pay dividends to our public stockholders.  PSB Holdings, Inc.’s ability to pay dividends to our stockholders is subject to the ability of Putnam Bank to make capital distributions to PSB Holdings, Inc., and also to the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends.  Moreover, our ability to pay dividends and the amount of such dividends is affected by the ability of Putnam Bancorp, MHC, our mutual holding company, to waive the receipt of dividends declared by PSB Holdings, Inc.

Office of Thrift Supervision regulations allow federally chartered mutual holding companies to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form.  However, under the recently enacted Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision relating to mutual holding companies will be transferred to the Federal Reserve Board within one year of the enactment of the legislation (subject to an extension of up to six months), and the Office of Thrift Supervision will be eliminated.  Accordingly, the Federal Reserve Board will become the new regulator of PSB Holdings, Inc. and Putnam Bancorp, MHC.  The Dodd-Frank Act also provides that a mutual holding company will be required to give the Federal Reserve Board notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.  The Dodd-Frank Act, however, further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company, such as Putnam Bancorp, MHC, that has waived dividends prior to December 1, 2009.  The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as Putnam Bancorp, MHC.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Putnam Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, including mutual holding companies, like PSB Holdings, Inc. and Putnam Bancorp, MHC, in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like PSB Holdings, Inc. and Putnam Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to Putnam Bank, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  Moreover, Putnam Bancorp, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from PSB Holdings, Inc., and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers.  See “—Recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Putnam Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends, respectively.

We are subject to extensive regulatory oversight.

We and our subsidiaries are subject to extensive regulation and supervision.  Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements.  There also is increased scrutiny of our compliance practices generally and particularly with the rules enforced by the Office of Foreign Assets Control.  Our failure to comply with these and other regulatory requirements could lead to, among other remedies, administrative enforcement actions and legal proceedings.  In addition, the Dodd-Frank Act and implementing regulations are likely to have a significant effect on the financial services industry, which are likely to increase operating costs and reduce profitability.  Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

Legislative or regulatory responses to perceived financial and market problems could impair our rights against borrowers.

Current and future proposals made by members of Congress would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may limit the ability of lenders to foreclose on mortgage collateral.  If proposals such as these, or other proposals limiting Putnam Bank’s rights as a creditor, were to be implemented, we could experience increased credit losses on our loans and mortgage-backed securities, or increased expense in pursuing our remedies as a creditor.

Recent health care legislation could increase our expenses or require us to pass further costs on to our employees, which could adversely affect our operations, financial condition and earnings.

Legislation enacted in 2010 requires companies to provide expanded health care coverage to their employees, such as affordable coverage to part-time employees and coverage to dependent adult children of employees.  Companies will also be required to enroll new employees automatically into one of their health plans.  Compliance with these and other new requirements of the health care legislation will increase our employee benefits expense, and may require us to pass these costs on to our employees, which could give us a competitive disadvantage in hiring and retaining qualified employees.

The requirement to account for certain assets at estimated fair value, and a proposal to account for additional financial assets and liabilities at estimated fair value, may adversely affect our results of operations.

We report certain assets, including securities, at fair value, and a recent proposal would require us to report most of our financial assets and liabilities at fair value.  Generally, for securities that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value.  Because we carry these assets on our books at their estimated fair value, we may record losses even if the asset in question presents minimal credit risk.  Under current accounting requirements, elevated delinquencies, defaults, and estimated losses from the disposition of collateral in our private-label mortgage-backed securities portfolio may require us to recognize additional other-than-temporary impairments in future periods with respect to our securities portfolio.  The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the asset and our estimate of the anticipated recovery period.  Under proposed accounting requirements, we may be required to record reductions in the fair value of nearly all of our financial assets and liabilities (including loans) either through a charge to net income or through a reduction to accumulated other comprehensive income.  Accordingly, we could be required to record losses on assets such as loans where we have no intention to sell the loan and expect the loan to be repaid in full.  This could result in a decrease in net income, a decrease in our stockholders’ equity, or both.

Any future Federal Deposit Insurance Corporation insurance premiums or special assessments will adversely affect our earnings.

As part of its plan to restore the Federal Deposit Insurance Corporation’s insurance reserve ratio to 1.15% of estimated insured deposits, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the Federal Deposit Insurance Corporation increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  The Dodd-Frank Act also requires the reserve ratio of the Deposit Insurance Fund to increase from 1.15% to 1.35% of insured deposits by September 30, 2020, although banks with assets of less than $10 billion are exempt from any additional assessments to achieve the higher reserve ratio.

On November 12, 2009, the Federal Deposit Insurance Corporation also approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  Estimated assessments for the fourth quarter of 2009 and for all 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth rate in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $2.9 million in estimated assessment fees for the fourth quarter of 2009 through 2012.  Actions the Federal Deposit Insurance Corporation takes in the future could result in significantly higher deposit insurance premiums, special assessments, or prepaid assessments, which could have a significant affect on our earnings.

ITEM 1B.           Unresolved Staff Comments

Not applicable.

ITEM 2.               Properties

We conduct substantially all of our business through our main office, seven full service branch offices and one loan origination center.  We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”.  In 2002, we began Limited Service (Mobile) Branch activities.  The Limited Services (Mobile) Branch serves approximately eight locations in our primary market area consisting of schools and retirement facilities.  Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit taking, check cashing, notary and certificate of deposit renewal activities.  Set forth below is information on our office locations as of June 30, 2010.  The net book value of our premises, land and equipment was approximately $5.3 million at June 30, 2010.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property
				(In thousands)
Main Office:
40 Main Street	Owned	1974	14,938	$1,201
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased	2006	473	89
Putnam, Connecticut 06260

100 Averill Road	Owned	1981	2,487	519
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned	1993	2,452	350
Danielson, Connecticut 06239

11 Pratt Road	Owned	2000	2,162	343
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased	2005	2,600	46
Griswold, Connecticut 06351

2 Chapman Lane	Owned	2009	2,400	711
Gales Ferry, Connecticut 06335

40 High Street	Owned	2009	2,800	1,199
Norwich, Connecticut (2)

Loan Center:
50 Canal Street	Owned	2000	2,940	163
Putnam, Connecticut 06260

ATM Remote Location:
168 Route 169	Leased	2003	30	__
Woodstock, Connecticut 06281

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	__		__	__
36 Vina Lane
Brooklyn, Connecticut 06234
Total				$4,621

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

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “PSBH.” Putnam Bancorp, MHC owns 3,729,846 shares, or 57.1% of our outstanding common stock. The approximate number of holders of record of PSB Holdings, Inc.’s common stock as of August 31, 2010 was 491. Certain shares of PSB Holdings, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PSB Holdings, Inc.’s common stock for the periods ended June 30, 2010 and June 30, 2009. The following information with respect to trading prices was provided by the NASDAQ Global Market.

	High	Low	Dividends
Fiscal 2009
Quarter ended September 30, 2008	$9.50	$7.80	$0.10
Quarter ended December 31, 2008	8.26	3.23	0.09
Quarter ended March 31, 2009	4.72	3.60	0.05
Quarter ended June 30, 2009	5.20	3.60	0.05
Fiscal 2010
Quarter ended September 30, 2009	$5.00	$2.78	$0.04
Quarter ended December 31, 2009	4.00	2.61	-
Quarter ended March 31, 2010	5.33	3.01	-
Quarter ended June 30, 2010	5.18	4.00	-

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

In addition, reference is made to the “Market for Common Stock” section of PSB Holdings, Inc. 2010 Annual Report to Stockholders, which is incorporated herein by reference.

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

	At or For the Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected Financial Condition Data:

Total Assets	$489,359	$477,349	$494,499	$491,198	$474,417
Cash and cash equivalents	23,291	6,059	8,146	13,198	8,195
Securities available-for-sale	85,893	164,888	212,083	215,322	238,730
Securities held-to-maturity	83,249	2,000	-	-	-
Loans receivable, net	254,772	264,317	242,728	230,902	199,537
Loans held-for-sale	1,470	1,200	675	1,478	934
Deposits	335,146	308,099	283,724	293,473	296,965
Borrowings	106,396	124,971	156,621	141,857	124,593
Total capital	43,855	39,896	49,437	51,251	48,912

	At or For the Year Ended June 30,
	2010	2008	2007	2006	2005
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$22,462	$25,318	$27,205	$25,364	$19,437
Interest expense	10,125	12,726	15,229	14,795	8,801
Net interest income	12,337	12,592	11,976	10,569	10,636
Provision for loan losses	1,049	967	51	263	200
Net interest income after provision for
loan losses	11,288	11,625	11,925	10,306	10,436
Noninterest income (charge)	1,983	(12,559)	3,193	2,741	2,436
Noninterest expense	11,700	10,807	10,945	10,769	10,139
Income (loss) before income taxes	1,571	(11,741)	4,173	2,278	2,733
Income tax expense (benefit)	309	(4,610)	1,105	354	617
Net income (loss)	$1,262	$(7,131)	$3,068	$1,924	$2,116

	June 30,
Selected Financial Ratios and Other Data:	2010	2009	2008	2007	2006

Performance Ratios:
Return on average assets	0.26%	-1.47%	0.63%	0.40%	0.54%
Return on average equity	2.93	-17.76	5.95	3.74	4.09
Interest rate spread (1)	2.47	2.46	2.04	1.76	2.33
Net interest margin (2)	2.74	2.79	2.59	2.35	2.84
Noninterest expense to average assets	2.42	2.23	2.23	2.17	2.57
Efficiency Ratio (3)	81.70	NA	72.15	80.91	77.56
Basic earnings (loss) per share	$0.20	$(1.14)	$0.49	$0.29	$0.31
Diluted earnings (loss) per share	$0.20	$(1.14)	$0.48	$0.28	$0.30
Average interest-earning assets to average interest-bearing liabilities	112.03%	112.01%	116.77%	117.87%	121.72%

Capital Ratios:
Equity to total assets at end of period	8.96%	8.36%	10.00%	10.43%	10.31%
Average equity to average assets	8.92	8.30	10.51	10.80	13.10
Total capital to risk-weighted assets	13.42	10.92	16.24	16.60	13.25
Tier 1 capital to risk-weighted assets	12.38	10.20	15.58	15.89	12.66
Tier 1 capital to adjusted tangible assets	6.91	6.62	8.34	8.22	7.26
Dividend payout ratio	0.20	(0.25)	0.63	0.83	0.74

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.03%	0.83%	0.72%	0.74%	0.77%
Allowance for loan losses as a percent of nonperforming loans	42.13	34.11	121.07	115.73	109.03
Net charge-offs to average outstanding loans during the period	0.22	0.20	0.03	0.03	0.04
Nonperforming loans as a percent of total loans	2.45	2.42	0.59	0.66	0.72
Nonperforming assets as a percent of total assets	1.80	1.67	0.29	0.31	0.31

Other Data:
Number of full-service offices	8	7	7	7	6

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the years ended June 30, 2010 and 2009, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 7 of this Annual Report on Form 10-K.

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

              Net Income. Net income increased $8.4 million to $1.3 million or $.20 per basic share and per diluted share for the fiscal year ended June 30, 2010 from a net loss of $7.1 million or ($1.14) per basic share and diluted share for the fiscal year ended June 30, 2009.  The net loss for the fiscal year ended June 30, 2009 was primarily due to other-than-temporarily impaired pre-tax investment write-downs of $15.97 million compared to investment write-downs of $2.4 million for the fiscal year ended June 30, 2010.

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

Comparison of Financial Condition at June 30, 2010 and June 30, 2009

Assets. Total assets of the Company were $489.4 million at June 30, 2010, an increase of $12.1 million or 2.5%, from $477.3 million at June 30, 2009.  Investments in available-for-sale securities decreased $79.0 million or 47.9%, to $85.9 million at June 30, 2010 compared to $164.9 million at June 30, 2009.  Investments in held-to-maturity securities increased   $81.2 million to $83.2 million as of June 30, 2010 compared to $2.0 million as of June 30, 2009.  Cash and cash equivalents increased $17.2 million to $23.3 million as of June 30, 2010 compared to $6.1 million as of June 30, 2009.  Net loans outstanding decreased $9.5 million or 3.6% to $254.8 million at June 30, 2010 from $264.3 million at June 30, 2009. This decrease was primarily due to a decrease of $5.7 million, or 2.9% in residential mortgage loans. Total commercial loans decreased $4.3 million, or 6.5%, from June 30, 2009 to June 30, 2010.

Liabilities. Total liabilities increased $8.0 million, or 1.8%, to $445.5 million at June 30, 2010 from $437.5 million at June 30, 2009, primarily due to an increase in total deposits of $27.0 million, or 8.8%, to $335.1 million at June 30, 2010 from $308.1 million at June 30, 2009.   This was partially offset by a decrease in Federal Home Loan Bank advances of $20.0 million, or 16.6% to $100.5 million at June 30, 2010 from $120.5 million at June 30, 2009.

Stockholders’ Equity. Total stockholders’ equity increased $4.0 million, or 9.9% to $43.9 million at June 30, 2010 from $39.9 million at June 30, 2009. The increase was primarily due to a decrease of $2.5 million in other comprehensive loss and net income of $1.3 million for the fiscal year ended June 30, 2010.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2010 and 2009

Net Income. Net income amounted to $1.3 million, or $0.20 per basic share and per diluted share for the fiscal year ended June 30, 2010 compared to a net loss of $7.1 million or ($1.14) per basic and diluted share for the fiscal year ended June 30, 2009.

Interest and Dividend Income. Interest and dividend income decreased by $2.86 million, or 11.3%, to $22.46 million for the fiscal year ended June 30, 2010 from $25.32 million for the fiscal year ended June 30, 2009. The decrease in interest and dividend income resulted primarily from a 62 basis point decrease in the yield on average interest-earning assets to 4.99% for the fiscal year ended June 30, 2010 from 5.61% for the fiscal year ended June 30, 2009.  Interest income on loans decreased by $77,000, or 0.5%, to $14.64 million for the fiscal year ended June 30, 2010 from $14.72 million for the fiscal year ended June 30, 2009. Interest and dividend income on investment securities decreased $2.8 million, or 26.2%, to $7.8 million for the fiscal year ended June 30, 2010 from $10.6 million for the fiscal year ended June 30, 2009.  The yield on average investment securities decreased 89 basis points to 4.62% for the fiscal year ended June 30, 2010 from 5.51% for the fiscal year ended June 30, 2009.  Average interest-earning assets decreased $1.2 million to $449.8 million for the fiscal year ended June 30, 2010 from $451.0 million for the fiscal year ended June 30, 2009.  Average investment securities decreased $22.9 million, average loans increased $10.4 million and average other earning assets increased $11.3 million from year to year.

Interest Expense. Interest expense decreased by $2.6 million, or 20.4%, to $10.1 million for fiscal year ended June 30, 2010 from $12.7 million for the fiscal year ended June 30, 2009. The decrease in interest expense resulted primarily from a decrease in the cost of average interest-bearing liabilities which decreased by 64 basis points to 2.52% for the fiscal year ended June 30, 2010 as compared to 3.16% for the fiscal year ended June 30, 2009.  The cost of average interest-bearing deposits decreased 66 basis points to 2.04% for the fiscal year ended June 30, 2010 from 2.70% for the fiscal year ended June 30, 2009 and the cost of other borrowed money decreased 26 basis points to 3.72% for the fiscal year ended June 30, 2010 from 3.98% for the fiscal year ended June 30, 2009.  Average interest-bearing deposits increased $29.7 million to $285.8 million for the fiscal year ended June 30, 2010 from $256.1 million for the fiscal year ended June 30, 2009.  Average NOW accounts increased $38.2 million and average time deposits decreased $8.2 million.  Average Borrowed money decreased $30.6 million to $115.6 million for the fiscal year ended June 30, 2010 from $146.2 million for the fiscal year ended June 30, 2009.

Net Interest Income. Net interest income decreased $255,000, or 2.0%, to $12.3 million for the fiscal year ended June 30, 2010 from $12.6 million for the fiscal year ended June 30, 2009. The primary reason for the decrease in our net interest income was the decrease in the net interest margin to 2.74% for the fiscal year ended June 30, 2010 compared to 2.79% for the fiscal year ended June 30, 2009.  Net interest income decreased $450,000 due to the change in rates during the fiscal year ended June 30, 2010 and this was partially offset by an increase in net interest income of $195,000 due to the change in volume and mix during the fiscal year ended June 30, 2010.

    Provision for Loan Losses. The Company’s provision for loan losses increased $82,000 to $1.0 million for the fiscal year ended June 30, 2010 from $967,000 for the fiscal year ended June 30, 2009.  Net loans decreased $9.5 million or 3.6% from June 30, 2009 to June 30, 2010.  Generally, commercial loans are considered to present greater risk than one- to four-family residential real estate loans, and, therefore, require greater allowances for loan losses compared to the same amount of one- to four-family residential real estate loans.  The higher provision also reflects the Bank’s nonperforming loans, charge-offs and the loan loss factors for commercial mortgage, construction and commercial business loan portfolios due to adverse market conditions.  Nonperforming loans decreased to $6.3 million at June 30, 2010 from $6.4 million at June 30, 2009. The ratio of the allowance to gross loans outstanding was 1.03% as of June 30, 2010 compared to 0.82% as of June 30, 2009.  The ratio of the allowance to nonperforming loans was 42.13% as of June 30, 2010 compared to 34.11% as of June 30, 2009.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2010 and 2009.

Noninterest Income.   Noninterest income was $2.0 million for the fiscal year ended June 30, 2010 compared to noninterest charges of $12.6 million for the fiscal year ended June 30, 2009.  This was primarily due to write-downs of investments of $15.97 million for the fiscal year ended June 30, 2009 compared to $2.4 million in investment write-downs for the fiscal year ended June 30, 2010.  The write-downs for the fiscal year ended June 30, 2009 consisted of $9.79 million in private label CMOs, $3.95 million in Freddie Mac pass-through auction-rate securities issued by trusts consisting solely of Freddie Mac preferred stock, $320,000 in CIT Group corporate debt and $1.91 million in Lehman Brothers corporate debt.  The write-downs for the fiscal year ended June 30, 2010 consisted of private label CMOs.  Net gains on sales and calls of securities increased $1.3 million to $1.4 million for the fiscal year ended June 30, 2010 compared to $128,000 for the fiscal year ended June 30, 2009.

Noninterest Expense. Noninterest expense increased by $893,000, or 8.3%, to $11.7 million for the fiscal year ended June 30, 2010 from $10.8 million for the fiscal year ended June 30, 2009. Compensation and benefits expense increased by $103,000, or 1.8%, to $5.9 million for the fiscal year ended June 30, 2010 from $5.8 million for the fiscal year ended June 30, 2009.  Occupancy and equipment expense increased by $66,000, or 5.6%, to $1.24 million for the fiscal year ended June 30, 2010 from $1.17 million for the fiscal year ended June 30, 2009.  Included in this increase was the opening of a new full-service branch in Norwich, Connecticut in October 2009.  All other noninterest expense, consisting primarily of data processing expense, FDIC deposit insurance, professional fees and marketing expense increased by $724,000, or 18.8%, to $4.6 million for the fiscal year ended June 30, 2010 from $3.9 million for the fiscal year ended June 30, 2009. This was primarily due to increases in prepayment penalties on FHLB borrowings of $187,000, write-downs on other real estate owned of $321,000 on a property sold in October 2009 and FDIC deposit insurance of $69,000 during the fiscal year ended June 30, 2010.

            Provision for Income Taxes.  Income tax expense increased by $4.9 million, or 106.7%, to $309,000 for the year ended June 30, 2010 from a tax benefit of $4.6 million for the year ended June 30, 2009. Our effective tax rate was 19.7% for the year ended June 30, 2010, compared to (39.3%) for the year ended June 30, 2009. This benefit was primarily due to the investment write-downs mentioned above.  The effective tax rate differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	2010			2009			2008
Years ended June 30,	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
Earning Assets:
Investment securities	$169,043	$7,811	4.62%	$192,014	$10,584	5.51%	$219,397	$11,821	5.39%
Loans	265,142	14,641	5.52%	254,742	14,718	5.78%	240,403	15,274	6.35%
Other earning assets	15,606	10	0.06%	4,281	16	0.37%	2,921	110	3.77%
Total interest-earnings assets	449,791	22,462	4.99%	451,037	25,318	5.61%	462,721	27,205	5.88%
Non-interest-earning assets	32,813			32,808			27,909
Total assets	$482,604			$483,845			$490,630

Interest-bearing liabilities:
NOW accounts	$80,526	1,317	1.64%	$42,360	944	2.23%	$29,813	777	2.61%
Savings accounts	46,447	195	0.42%	45,684	250	0.55%	47,397	329	0.69%
Money market accounts	11,036	111	1.01%	12,006	188	1.57%	15,496	300	1.94%
Time deposits	147,836	4,200	2.84%	156,074	5,525	3.54%	153,262	6,967	4.55%
Borrowed money	115,630	4,302	3.72%	146,220	5,819	3.98%	150,294	6,856	4.56%
Total interest-bearing liabilities	401,475	10,125	2.52%	402,344	12,726	3.16%	396,262	15,229	3.84%
Non-interest-bearing demand deposits	35,280			36,219			38,846
Other non-interest-bearing liabilities	2,782			5,121			3,954
Capital accounts	43,067			40,161			51,568
Total liabilities and capital accounts	$482,604			$483,845			$490,630

Net interest income		$12,337			$12,592			$11,976
Interest rate spread			2.47%			2.45%			2.04%
Net interest-earning assets	$48,316			$48,693			$66,459
Net interest margin			2.74%			2.79%			2.59%
Average earning assets to
average interest-bearing liabilities			112.03%			112.10%			116.77%

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

	2010 Compared to 2009			2009 Compared to 2008			2008 Compared to 2007
(Dollars in thousands)	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
INTEREST-EARNING ASSETS:	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest and Dividend Income:
Investment securities	$(1,594)	$(1,179)	$(2,773)	$267	$(1,504)	$(1,237)	$994	$(416)	$578
Loans	(665)	588	(77)	(1,434)	878	(556)	(34)	1,362	1,328
Other interest-earning assets	(22)	16	(6)	(122)	28	(94)	(42)	(23)	(65)
TOTAL INTEREST-EARNING ASSETS	(2,281)	(575)	(2,856)	(1,289)	(598)	(1,887)	918	923	1,841

INTEREST-BEARING LIABILITIES:
Interest Expense:
NOW accounts	(303)	676	373	(125)	292	167	296	91	387
Savings accounts	(59)	4	(55)	(67)	(12)	(79)	(24)	(30)	(54)
Money Market accounts	(63)	(14)	(77)	(51)	(61)	(112)	37	(88)	(51)
Time deposits	(1,046)	(279)	(1,325)	(1,568)	126	(1,442)	93	(56)	37
Other borrowed money	(360)	(1,157)	(1,517)	(855)	(182)	(1,037)	(834)	949	115
TOTAL INTEREST-BEARING LIABILITIES	(1,831)	(770)	(2,601)	(2,666)	163	(2,503)	(432)	866	434

CHANGE IN NET INTEREST INCOME	$(450)	$195	$(255)	$1,377	$(761)	$616	$1,350	$57	$1,407

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at June 30, 2010 and June 30, 2009.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	June 30, 2010	June 30, 2009

Stable
+ 100	-1.25%	-1.50%
+ 200	-4.59%	-4.14%

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

The tables below set forth, at March 31, 2010, indicated the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.  We do not believe that there has been a material change in our NPV position between March 31, 2010 and June 30, 2010.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$ 34,033	$ (11,736)	-26%	7.09%	-199
+200	$ 40,086	$ (5,683)	-12%	8.19%	-90
+100	$ 44,158	$ (1,611)	-4%	8.87%	-21
0	$ 45,769	$ -	0%	9.08%	0
-100	$ 45,872	$ 104	0%	9.02%	-7

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity and Capital Resources

The term “liquidity” refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2010 of $100.5 million with unused borrowing capacity of $25.2 million.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the years ended June 30, 2010 and 2009, the Bank’s net loan principal (collections) originations were $7.0 million for the fiscal year ended June 30, 2010 and ($23.9) million for the fiscal year ended June 30, 2009.  Purchases of securities totaled $105.3 million and $14.8 million, for the years ended June 30, 2010 and 2009, respectively.

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

Certificates of deposit totaled $144.3 million at June 30, 2010. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

For the year ended June 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Board of Directors and Stockholders
PSB Holdings, Inc.
Putnam, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary as of June 30, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PSB Holdings, Inc. and Subsidiary as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Shatswell, Macleod & Company, P.C.
SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
September 9, 2010

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2010 and 2009
(In Thousands)

	2010	2009
ASSETS
Cash and due from depository institutions	$21,711	$5,509
Interest-bearing demand deposits with other banks	1,580	-
Federal funds sold	-	550
Cash and cash equivalents	23,291	6,059
Investments in available-for-sale securities (at fair value)	85,893	164,888
Investments in held-to-maturity securities (fair value of $83,698 as of June 30, 2010 and $1,945 as of June 30, 2009)	83,249	2,000
Federal Home Loan Bank stock, at cost	8,056	8,056
Loans held-for-sale	1,470	1,200

Loans	257,423	266,517
Allowance for loan losses	(2,651)	(2,200)
Net loans	254,772	264,317

Premises and equipment	5,292	5,159
Accrued interest receivable	1,698	1,891
Other real estate owned	1,561	1,211
Goodwill	6,912	6,912
Intangible assets	473	651
Bank owned life insurance	6,191	5,912
Other assets	10,501	9,093
Total assets	$489,359	$477,349

LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits:
Noninterest-bearing	$36,206	$35,246
Interest-bearing	298,940	272,853
Total deposits	335,146	308,099
Mortgagors’ escrow accounts	1,627	1,564
Federal Home Loan Bank advances	100,500	120,500
Securities sold under agreements to repurchase	5,896	4,471
Other liabilities	2,335	2,819
Total liabilities	445,504	437,453
Stockholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,528,863 and 6,529,209 shares outstanding at June 30, 2010 and 2009, respectively	694	694
Additional paid-in capital	30,633	30,656
Retained earnings	21,550	20,383
Accumulated other comprehensive loss	(2,776)	(5,277)
Unearned ESOP shares	(1,821)	(1,940)
Unearned stock awards	(212)	(409)
Treasury stock, at cost (414,262 and 413,916 shares at June 30, 2010 and 2009, respectively)	(4,213)	(4,211)
Total stockholders’ equity	43,855	39,896
Total liabilities and stockholders’ equity	$489,359	$477,349

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2010 and 2009
(In Thousands)

	2010	2009
Interest and dividend income:
Interest and fees on loans	$14,641	$14,718
Interest on debt securities:
Taxable	7,270	9,607
Tax-exempt	-	138
Dividends on marketable equity securities	541	729
Dividends on Federal Home Loan Bank stock	-	110
Interest on federal funds sold and other	10	16
Total interest and dividend income	22,462	25,318
Interest expense:
Interest on deposits	5,823	6,907
Interest on Federal Home Loan Bank advances	4,208	5,693
Interest on securities sold under agreements to repurchase	94	126
Total interest expense	10,125	12,726
Net interest and dividend income	12,337	12,592
Provision for loan losses	1,049	967
Net interest and dividend income after provision for loan losses	11,288	11,625
Noninterest income (charges):
Fees for services	2,285	2,337
Write-down of securities (includes total losses of $5,421 and $20,792, net of $2,972 and $4,821 recognized in other comprehensive loss, pretax)	(2,449)	(15,971)
Gain on sales and calls of securities, net	1,424	128
Mortgage banking activities	217	173
Net commissions from brokerage service	82	152
Bank owned life insurance income	279	457
Other income	145	165
Total noninterest income (charges)	1,983	(12,559)
Noninterest expense:
Salaries and employee benefits	5,888	5,785
Occupancy and equipment expense	1,238	1,172
Data processing	770	699
Advertising and marketing	283	348
Professional fees	332	301
Amortization of intangible asset	178	206
Deposit insurance assessment	764	695
Prepayment penalty on Federal Home Loan Bank advances	187	-
Write down of other real estate owned	321	-
Other expense	1,739	1,601
Total noninterest expense	11,700	10,807
Income (loss) before income tax expense (benefit)	1,571	(11,741)
Income tax expense (benefit)	309	(4,610)
Net income (loss)	$1,262	$(7,131)

Earnings (loss) per common share
Basic	$0.20	$(1.14)
Diluted	$0.20	$(1.14)

Weighted average common shares outstanding
Basic	6,312,287	6,279,399
Diluted	6,312,287	6,279,399

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2010 and 2009
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss (1)	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total
Balance, June 30, 2008	$694	$30,795	$28,663	$(3,816)	$(2,089)	$(605)	$(4,205)	$49,437
Comprehensive loss:
Net loss	-	-	(7,131)	-	-	-	-	-
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	(1,461)	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	(8,592)
Dividends declared	-	-	(1,084)	-	-	-	-	(1,084)
ESOP shares released	-	(64)	-	-	149	-	-	85
Purchase of treasury stock	-	-	-	-	-	-	(6)	(6)
Stock-based compensation expense	-	(75)	-	-	-	196	-	121
Cumulative effect of a change in accounting principle - initial adoption of ASC 715-60	-	-	(65)	-	-	-	-	(65)
Balance, June 30, 2009	694	30,656	20,383	(5,277)	(1,940)	(409)	(4,211)	39,896
Comprehensive income:
Net income	-	-	1,262	-	-	-	-	-
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	2,501	-	-	-	-
Comprehensive income	-	-	-	-	-	-	-	3,763
Dividends declared	-	-	(95)	-	-	-	-	(95)
ESOP shares released	-	(69)	-	-	119	-	-	50
Purchase of treasury stock	-	-	-	-	-	-	(2)	(2)
Stock-based compensation expense	-	46	-	-	-	197	-	243
Balance, June 30, 2010	$694	$30,633	$21,550	$(2,776)	$(1,821)	$(212)	$(4,213)	$43,855

(1) The June 30, 2010 and 2009 ending balances includes $3,525,000 and $4,821,000, respectively, of pre-tax unrealized losses in which other-than-temporary impairment has been recognized.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2010 and 2009
(Dollars in thousands, except per share data)
(Continued)

Reclassification disclosure for the years ended June 30:

	2010	2009
	(In Thousands)
Unrealized holding losses on available-for-sale securities:
Net unrealized holding gains (losses) on available-for-sale securities	$2,751	$(18,052)
Reclassification adjustment for losses realized in net income	1,037	15,843
	3,788	(2,209)
Income tax (expense) benefit	(1,287)	748
Other comprehensive income (loss), net of tax	$2,501	$(1,461)

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2010 and 2009
(In Thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,262	$(7,131)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of securities, net	450	101
Gain on sales and calls of securities, net	(1,424)	(128)
Write down of securities	2,449	15,971
Net increase in loans held-for-sale	(270)	(525)
Amortization of premium on purchased loans	-	1
Change in deferred loan costs, net	39	(5)
Provision for loan losses	1,049	967
Loss on sale of other real estate owned	31	7
Writedown of other real estate owned	321	-
Loss on disposal of equipment	-	2
Depreciation and amortization	527	496
Amortization of core deposit intangible	178	206
Increase in accrued interest receivable and other assets	(4,557)	(233)
Increase in cash surrender value of bank owned life insurance	(279)	(295)
Bank owned life insurance death benefit income	-	(162)
Decrease in other liabilities	(383)	(446)
Deferred tax expense (benefit)	1,970	(4,427)
ESOP shares released	50	85
Stock-based compensation expense	285	165

Net cash provided by operating activities	1,698	4,649

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,000)	(12,847)
Proceeds from sales of available-for-sale securities	31,706	4,629
Proceeds from maturities of available-for-sale securities	50,838	37,260
Purchase of held-to-maturity securities	(104,335)	(2,000)
Proceeds from maturities of held-to-maturity securities	22,850	-
Purchase of Federal Home Loan Bank stock	-	(113)
Loan originations and principal collections, net	7,029	(23,884)
Recoveries of loans previously charged off	67	46
Proceeds from sale of other real estate owned	715	71
Proceeds from surrender of bank owned life insurance policy	-	343
Net cash provided by branch acquisition	-	708
Capital expenditures - premises and equipment	(617)	(919)
Capital expenditures - other real estate owned	(16)	-

Net cash provided by investing activities	7,237	3,294

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2010 and 2009
(In Thousands)
(continued)

	2010	2009
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	38,876	17,620
Net (decrease) increase in time deposits	(11,829)	5,087
Net increase in mortgagors’ escrow accounts	63	141
Net change in short-term Federal Home Loan Bank advances	-	(13,000)
Proceeds from Federal Home Loan Bank advances	9,500	24,000
Repayment of Federal Home Loan Bank advances	(29,500)	(40,715)
Net increase (decrease) in securities sold under agreements to repurchase	1,425	(1,935)
Acquisition of treasury stock	(2)	(6)
Dividends paid	(236)	(1,222)

Net cash provided by (used in) financing activities	8,297	(10,030)

Net increase (decrease) in cash and cash equivalents	17,232	(2,087)
Cash and cash equivalents at beginning of year	6,059	8,146
Cash and cash equivalents at end of year	$23,291	$6,059

Supplemental disclosures:
Interest paid	$10,206	$12,793
Income taxes paid	646	407
Loans transferred to other real estate owned	2,040	1,289
Deferred gain on sale of other real estate owned in other liabilities	40	-
Loans originated to finance sale of other real estate owned	679	-

Savings Institute Bank & Trust Company Branch Acquisition
Net loans acquired		$3
Fixed assets acquired		950
Other assets		7
		960

Deposits assumed		1,668
Net cash provided by acquisition		$708

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2010 and 2009
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

CASH AND CASH EQUIVALENTS:

For the purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions, interest-bearing demand deposits with other banks and federal funds sold.

Cash and due from banks as of June 30, 2010 includes $5,650,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank, target balances at Bankers Bank and for other purposes.

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

--
Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

--
Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

--	Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

FEDERAL HOME LOAN BANK OF BOSTON STOCK, AT COST:

As a member of the Federal Home Loan Bank (FHLB), the Bank is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member’s outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Bank’s investment in FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB of Boston as of June 30, 2010, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired.

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

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with ASC 310-40, “Receivables – Troubled Debt Restructuring by Creditors.” These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

In accordance with ASC 310-10-35, “Receivables – Overall – Subsequent Measurements,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

ASC 825, “Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

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

EARNINGS PER SHARE (EPS):

EPS is computed by dividing net income allocated to common stockholders by the weighted average common shares outstanding. Net income allocated to common stockholders represents net income less income allocated to participating securities (see discussion below). Diluted earnings per common share is computed by dividing income allocated to common stockholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding and restricted stock, if applicable.

On July 1, 2009, the Company adopted new accounting guidance on earnings per share that defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that are included in computing EPS using the two-class method. The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to participating securities and common shares based on their respective rights to receive dividends.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended June 30, 2010:
Basic EPS
Net income	$1,262,000
Dividends and undistributed earnings allocated to unvested shares	(6,000)
Net income and income allocated to common stockholders	1,256,000	6,312,287	$0.20
Effect of dilutive securities options and warrants		N/A
Diluted EPS
Income allocated to common stockholders and assumed conversions	$1,256,000	6,312,287	$0.20

Year ended June 30, 2009:
Basic EPS
Net loss	$(7,131,000)
Dividends and loss allocated to unvested shares	(9,000)
Net loss and loss allocated to common stockholders	(7,140,000)	6,279,399	$(1.14)
Effect of dilutive securities options and warrants		N/A
Diluted EPS
Loss allocated to common stockholders and assumed conversions	$(7,140,000)	6,279,399	$(1.14)

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

EMPLOYEE STOCK OWNERSHIP PLAN:

The Company established an Employee Stock Ownership Plan (the ESOP) as part of its minority stock issuance on October 4, 2004. The ESOP is accounted for in accordance with ASC 718-40, “Compensation - Stock Compensation - Employee Stock Ownership Plan.” Under ASC 718-40, unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders’ equity is increased by a corresponding amount. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP and dividends payable on common stock held by ESOP over a period of 20 years.

STOCK BASED COMPENSATION:

As more fully described in Note 15, the Company has a stock based incentive plan authorizing various types of incentive awards that may be granted to directors, officers and employees. The Company accounts for the plan under ASC 718-10, “Compensation - Stock Compensation - Overall.” In accordance with ASC 718-10, the Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. During the years ended June 30, 2010 and 2009, $285,000 and $165,000, respectively, in stock-based employee compensation was recognized.

RECENT ACCOUNTING PRONOUNCEMENTS:

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These standards are effective for the first interim reporting period of fiscal year 2011. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. These standards are not expected to have a significant impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance was effective beginning October 1, 2009. The guidance did not change the Company’s valuation techniques for measuring liabilities at fair value.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share”. The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of this update, effective July 1, 2009, did not have a material impact on the Company’s earnings per share.

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

In December 2007, the FASB updated ASC 805, “Business Combinations.” The updated guidance will significantly change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009. The adoption of this statement did not have a material impact on its financial condition and results of operations.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules are effective July 1, 2010. The Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of July 1, 2010. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.” As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective for public entities as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011.

NOTE 3 - INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of June 30:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
June 30, 2010:
Debt securities:
U.S. government and agency obligations:
Due within one year	$1,089	$33	$-	$1,122
From one through five years	894	63	-	957
From five through ten years	2,000	3	-	2,003
After ten years	2,005	14	-	2,019
	5,988	113	-	6,101

Corporate bonds and other obligations:
After ten years	5,998	-	(1,630)	4,368

Mortgage-backed securities	68,065	2,616	(3,714)	66,967

Equity securities:
Auction rate preferred	10,047	6	(1,596)	8,457
Total available-for-sale securities	$90,098	$2,735	$(6,940)	$85,893

June 30, 2009:
Debt securities:
U.S. government and agency obligations:
From one through five years	$3,787	$159	$-	$3,946
From five through ten years	1,005	21	-	1,026
After ten years	14,501	210	(16)	14,695
	19,293	390	(16)	19,667

Corporate bonds and other obligations:
Due within one year	1,994	6	(49)	1,951
From one through five years	2,741	39	(4)	2,776
After ten years	6,995	16	(2,475)	4,536
	11,730	61	(2,528)	9,263

Mortgage-backed securities	126,811	3,568	(6,783)	123,596

Equity securities:
Auction rate preferred	15,047	88	(2,773)	12,362
Total available-for-sale securities	$172,881	$4,107	$(12,100)	$164,888

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
June 30, 2010:
Debt securities:
U.S. government and agency obligations:
From one through five years	$24,250	$74	$-	$24,324
From five through ten years	19,025	151	-	19,176
After ten years	2,000	5	-	2,005
	45,275	230	-	45,505

Mortgage-backed securities	37,974	320	(101)	38,193
Total held-to-maturity securities	$83,249	$550	$(101)	$83,698

June 30, 2009:
Debt securities:
U.S. government and agency obligations:
After ten years	$2,000	$-	$(55)	$1,945
Total held-to-maturity securities	$2,000	$-	$(55)	$1,945

Proceeds from sales of available-for-sale securities during the year ended June 30, 2010 amounted to $31,706,000. Gross realized gains and gross realized losses on those sales amounted to $1,447,000 and $35,000, respectively. Proceeds from sales of available-for-sale securities during the year ended June 30, 2009 amounted to $4,629,000. Gross realized gains and gross realized losses on those sales amounted to $141,000 and $59,000, respectively. The tax provision applicable to these net realized gains amounted to $482,000 and $28,000, respectively.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders’ equity were as follows as of June 30, 2010:

Issuer	Amortized Cost	Fair Value
	(In Thousands)
Merrill Lynch Auction Rate Pass Thru	$5,000	$3,980

As of June 30, 2010 and 2009, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, and repurchase agreements was $27,425,000 and $17,021,000, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows as of June 30:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2010:
Corporate bonds and other obligations	$-	$-	$4,368	$1,630	$4,368	$1,630
Mortgage-backed securities	12,307	101	1,032	188	13,339	289
Equity securities	2,744	256	5,660	1,340	8,404	1,596
Total temporarily impaired securities	15,051	357	11,060	3,158	26,111	3,515

Other-than-temporarily impaired debt securities: (1)
Mortgage-backed securities	852	419	14,349	3,107	15,201	3,526
Total temporarily impaired and other-than-temporarily impaired securities	$15,903	$776	$25,409	$6,265	$41,312	$7,041

June 30, 2009:
U.S. government agencies	$2,929	$71	$-	$-	$2,929	$71
Corporate bonds and other obligations	-	-	5,493	2,528	5,493	2,528
Mortgage-backed securities	5,268	1,053	1,892	724	7,160	1,777
Equity securities	12,227	2,773	-	-	12,227	2,773
Total temporarily impaired securities	20,424	3,897	7,385	3,252	27,809	7,149

Other-than-temporarily impaired debt securities: (1)
Mortgage-backed securities	-	-	14,231	5,006	14,231	5,006
Total temporarily impaired and other-than-temporarily impaired securities	$20,424	$3,897	$21,616	$8,258	$42,040	$12,155

(1) Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income.

As of June 30, 2010 the Bank had 25 individual investment securities which the fair value of the security is less than the amortized cost of the security. Management believes the unrealized losses in the above table related to debt securities are attributable primarily to changes in market interest rates and current market inefficiencies in the pricing of these types of securities. The trust preferred securities, included in corporate bonds and other obligations, and the auction rate preferred securities, included in equity securities, are issued by various financial institutions and corporations. The cash flows generated from the trusts issuing these securities are projected to be adequate to repay all principal and interest on these securities. Management has the intent and ability to hold these securities until cost recovery occurs. Management’s assessment of the Company’s ability to hold securities until cost recovery incorporates a comprehensive analysis of several factors within the Company’s overall asset/liability management process. These factors include, among others, liquidity needs, future funding requirements and available borrowing capacity.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments - Debt and Equity Securities.” However, certain purchased beneficial interests, including non-agency mortgage-backed securities and pooled trust preferred securities are evaluated using ASC 325-40, “Investments - Other - Beneficial Interests in Securitized Financial Assets.”

For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes.

The following table summarizes other-than-temporary impairment losses on securities for the years ended June 30:

	Equity Securities	Corporate Securities	Non-Agency Mortgage-Backed Securities	Total
	(In Thousands)
June 30, 2010:
Total other-than-temporary impairment losses	$-	$-	$5,421	$5,421
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	-	2,972	2,972

Net impairment losses recognized in earnings (2)	$-	$-	$2,449	$2,449

June 30, 2009:
Total other-than-temporary impairment losses	$3,953	$2,225	$14,614	$20,792
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	-	4,821	4,821

Net impairment losses recognized in earnings (2)	$3,953	$2,225	$9,793	$15,971

(1) Represents the noncredit component of the other-than-temporary impairment on the securities.
(2) Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the years ended June 30, 2010 and 2009 is as follows:

	2010	2009
	Total	Total
	(In Thousands)	(In Thousands)
Balance, July 1	$9,793	$-
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	48	9,793
Additions for the credit component on debt securities in which other-than-temporary impairment was previously recognized	2,401	-
Balance, June 30	$12,242	$9,793

For the year ended June 30, 2010, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of non-agency mortgage-backed securities. In accordance with ASC 325-10 and ASC 325-40, for debt securities, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities. Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2010:

	Weighted Average	Range
		Minimum	Maximum
Prepayment rates	13.8%	7.2%	24.5%
Default rates	15.5%	5.3%	29.7%
Loss severity	39.7%	23.3%	48.5%

NOTE 4 - LOANS

Loans consisted of the following as of June 30:

	2010	2009
	(Dollars In Thousands)
Residential mortgages	$194,960	$200,680
Commercial mortgages	54,398	56,500
Construction mortgages	1,338	1,887
Commercial	6,786	8,958
Installment	729	812
Collateral	309	130
Other	139	155
	258,659	269,122
Unadvanced construction loans	(1,521)	(2,929)
	257,138	266,193
Allowance for loan losses	(2,651)	(2,200)
Deferred costs, net	285	324
Net loans	$254,772	$264,317
Weighted average yield	5.58%	5.72%

The Company’s lending is conducted principally in Eastern Connecticut.  The Company’s investment in loans includes both adjustable and fixed rate loans.  The composition of the Company’s investment in loans at June 30, was as follows:

	2010	2009
	(In Thousands)
Fixed rate:
Term to maturity
One month through one year	$2,809	$5,194
One year through three years	11,967	10,545
Three years through five years	11,008	15,350
Five years through ten years	27,584	28,145
Over ten years	93,715	96,336
	147,083	155,570
Adjustable rate:
Rate adjustment
One month through one year	52,107	57,444
One year through three years	23,599	24,315
Three years through five years	27,048	20,172
Over five years	7,301	8,692
	110,055	110,623
Total loans	$257,138	$266,193

The adjustable rate loans generally have interest rate adjustment limitations and are generally indexed to the Company’s cost of funds, prime rate, or to the U.S. Treasury Bill rate.

Changes in the allowance for loan losses were as follows for the years ended June 30:

	2010	2009
	(In Thousands)
Beginning balance	$2,200	$1,758
Recoveries of loans previously charged off	67	46
Charge offs	(665)	(571)
Provision for loan losses	1,049	967
Balance at end of period	$2,651	$2,200

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended June 30, 2010.  Total loans to such persons and their companies amounted to $71,000 as of June 30, 2010.  During the year ended June 30, 2010, principal payments totaled $9,000 and principal advances totaled $27,000.

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of June 30:

	2010	2009
	(In Thousands)

Total nonaccrual loans	$5,802	$6,449

Accruing loans which are 90 days or more overdue	491	-

Nonperforming loans	$6,293	$6,449

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality - Subsequent Measurement,” is as follows as of June 30:

	2010		2009
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
	In Impaired	For Credit	In Impaired	For Credit
	Loans	Losses	Loans	Losses
	(In Thousands)
Loans for which there is a related allowance for credit losses	$2,230	$446	$3,556	$289

Loans for which there is no related allowance for credit losses	3,934	-	1,874	-

Totals	$6,164	$446	$5,430	$289

Average recorded investment in impaired loans during the year ended June 30	$6,173		$2,410

Related amount of interest income recognized during the time, in the year ended June 30, that the loans were impaired

Total recognized	$107		$5

Amount recognized using a cash-basis method of accounting	$57		$0

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2010 and 2009, the Company had $2,121,000 and $723,000 loans, respectively, that were modified in trouble debt restructurings and impaired.

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage and other loans serviced for others were $35,172,000 and $29,669,000 at June 30, 2010 and 2009, respectively.  The Company has not recorded mortgage servicing rights related to loans sold with servicing retained due to their immaterial amount.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of June 30:

	2010	2009
	(In Thousands)
Land	$470	$470
Buildings	6,293	5,953
Furniture and equipment	2,772	2,530
	9,535	8,953
Accumulated depreciation and amortization	(4,243)	(3,794)
	$5,292	$5,159

Depreciation expense amounted to $461,000 and $410,000 for the years ended June 30, 2010 and 2009, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of goodwill and core deposit intangibles which resulted from the Bank’s purchase of three branches from another financial institution in October 2005.  Goodwill is evaluated for impairment on an annual basis.  For the year ended June 30, 2010 and 2009 no impairment was found.  The core deposit intangible is being amortized on an accelerated basis over a ten year period.

	June 30,
	2010	2009
	(In Thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	473	651
Total intangible assets	$7,385	$7,563

The amortization expense was $178,000 and $206,000 for the years ended June 30, 2010 and 2009, respectively.  Expected future amortization expense is as follows:

(In Thousands)
Years Ended June 30,
2011	$149
2012	121
2013	93
2014	65
2015	37
Thereafter	8
Total	$473

The following table reflects the gross carrying amount of core deposit intangibles as of June 30:

2010
(In Thousands)
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core deposit intangible	$1,553	$1,080	$473

2009
(In Thousands)
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core deposit intangible	$1,553	$902	$651

NOTE 7 - DEPOSITS

The balances and the rates at which the Company paid interest on deposit accounts at June 30, were as follows:

	2010		2009
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars In Thousands)
Demand deposits	$36,206	-%	$35,246	-%
NOW accounts	95,321	1.11	57,612	1.90
Regular savings	48,105	0.35	47,285	0.46
Money market accounts	10,948	0.88	11,504	1.08
Clubs	265	0.30	322	3.79
	190,845	0.70	151,969	0.96
Certificate accounts maturing in:
Less than one year	74,779	1.74	104,428	2.91
One year to two years	26,256	3.59	16,884	3.25
Two years to three years	15,641	3.18	16,662	4.70
Three years to five years	27,625	3.54	18,156	4.06
	144,301	2.58	156,130	3.27
Total deposits	$335,146	1.51%	$308,099	2.13%

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of June 30, 2010 and 2009 was $64,425,000 and $62,300,000, respectively.  Deposits are insured by the FDIC up to $250,000.

NOTE 8 - BORROWED FUNDS

At June 30, borrowed funds consisted of the following:

	2010		2009
		Weighted		Weighted
		Average		Average
	Amount Due	Rate	Amount Due	Rate
	(Dollars In Thousands)
Short-term borrowing
FHLB advances	$-	-%	$-	-%
Repurchase agreements	5,896	0.30	4,471	2.30
Total short-term borrowings	5,896	0.30	4,471	2.30

Long-term Federal Home Loan Bank of Boston (FHLB) advances
Year of maturity:
2010	-	-	19,000	4.72
2011	19,000	3.40	29,500	3.51
2012	40,000	4.46	40,000	4.46
2013	5,000	3.23	5,000	3.23
2014	17,500	3.19	9,000	3.15
2015	1,000	3.35	-	-
2017	10,000	4.15	10,000	4.15
2018	8,000	3.91	8,000	3.91
Total long-term borrowings	100,500	3.89	120,500	4.06
Total borrowed funds	$106,396	3.69%	$124,971	3.99%

As of June 30, 2010, loans with a principal balance of $152,883,000 were specifically pledged to secure available borrowings from the FHLB.  The maturity schedule above reflects final maturity; however, some are callable at earlier dates.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston in the amount of $2,354,000.

At June 30, 2010, the interest rates on FHLB advances ranged from 2.82% to 4.75%.  At June 30, 2010, the weighted average interest rate on FHLB advances was 3.89%.

Securities sold under agreements to repurchase as of June 30, 2010 consist of securities sold on a short term basis by the Bank that have been accounted for not as sales but as borrowings.  The securities consist of U.S. government agency bonds that are held in the Bank’s safekeeping account at State Street Bank and Trust under the control of the Bank and pledged to the purchasers of the securities.

NOTE 9 - INCOME TAXES

The components of income tax expense (benefit) for the fiscal years ended June 30 are as follows:

	2010	2009
	(In Thousands)
Current:
Federal	$(1,662)	$(184)
State	1	1
	(1,661)	(183)
Deferred:
Federal	1,970	(4,415)
Change in valuation allowance	-	(12)
	1,970	(4,427)
Total income tax expense (benefit)	$309	$(4,610)

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

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows for the years ended June 30:

	2010	2009
	(In Thousands)
Federal income tax at statutory rate	$534	$(3,992)
Increase (decrease) in tax resulting from:
State taxes, net of federal tax benefit	1	1
Qualifying option expense (benefit)	18	(7)
Dividends received deduction	(129)	(174)
Bank-owned life insurance	(95)	(155)
Tax-exempt municipal income, net	(9)	(52)
Change in valuation allowance	-	(12)
Other, net	(11)	(219)
Income tax (benefit) expense	$309	$(4,610)
Effective tax rates	19.6%	(39.3)%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of June 30:

	2010	2009
	(In Thousands)
Deferred tax assets:
Net unrealized holding loss on available-for-sale securities	$1,429	$2,716
Allowance for loan losses	872	748
Write down of securities	1,878	4,565
Contribution carryforward	102	102
Deferred compensation	183	177
Stock based compensation	93	81
Post retirement benefits - ASC 715-60	35	33
Federal AMT carryover	705	81
Interest receivable on nonaccrual loans	101	42
Other	13	-
Gross deferred tax asset	5,411	8,545

Deferred tax liabilities:
Depreciation and amortization	(508)	(372)
Deferred loan fees	(97)	(110)
Gross deferred tax liability	(605)	(482)
Net deferred tax asset	$4,806	$8,063

Retained earnings at June 30, 2009 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions.  It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of approximately $777,000 have not been recognized as of June 30, 2010.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of June 30, 2010 and 2009, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2007 through June 30, 2010.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 2010 the Company leases space for its Gales Ferry, Griswold and Putnam Price Chopper branch offices.  The leases for the branch offices expire March 31, 2015, October 31, 2014 and August 31, 2011, respectively.  All leases contain renewal options at the Company’s discretion.  The Company also has miscellaneous equipment leases with various terms.  The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2010:

(In Thousands)
2011	$162
2012	118
2013	105
2014	101
2015	46
Total	$532

Total rental expense amounted to $168,000 and $170,000 for the years ended June 30, 2010 and 2009, respectively.

NOTE 11 - FAIR VALUE MEASUREMENTS

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with ASC 820-10, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2010 and 2009.

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

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.  For level 3 inputs fair values are based on management estimates.

Other real estate owned values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.  For level 3 inputs fair values are based on management estimates.

The following summarizes assets measured at fair value for the period ending June 30.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
June 30, 2010:
Securities available-for-sale:
U.S. Government agency securities	$6,101	$-	$6,101	$-
Corporate securities	4,368	-	4,368	-
Mortgage-backed securities insured or guaranteed by U.S. Government enterprises	50,734	-	50,734	-
Non-agency mortgage-backed securities	16,233	-	16,233	-
Equity securities	8,457	-	-	8,457
Totals	$85,893	$-	$77,436	$8,457

June 30, 2009:
Securities available-for-sale:
U.S. Government agency securities	$19,667	$-	$19,667	$-
Corporate securities	9,263	-	9,263	-
Mortgage-backed securities insured or guaranteed by U.S. Government enterprises	103,330	-	103,330	-
Non-agency mortgage-backed securities	20,266	-	20,266	-
Equity securities	12,362	-	4,896	7,466
Totals	$164,888	$-	$157,422	$7,466

	Fair Value Measurements Using Significant Unobservable Inputs Level 3
(In Thousands)	Available-for-Sale Securities	Total
Beginning balance July 1, 2008	$19,000	$19,000
Total gains or losses (realized/unrealized)
Included in earnings	(13,472)	(13,472)
Included in other comprehensive loss	14,080	14,080
Principal payments on securities	(1,114)	(1,114)
Accretion of securities, net	1	1
Transfers out of Level 3	(11,029)	(11,029)
Ending balance, June 30, 2009	7,466	7,466
Total gains or losses (realized/unrealized)
Included in earnings
Included in other comprehensive income	991	991
Principal payments on securities
Accretion of securities, net
Transfers out of Level 3	-	-
Ending balance, June 30, 2010	$8,457	$8,457

Fair Value Measurements Using Significant Unobservable Inputs Level 3
(In Thousands)	Available-for-Sale Securities	Total
June 30, 2010:
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

June 30, 2009:
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2010 and 2009, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
June 30, 2010:
Impaired loans	$1,784	$-	$-	$1,784
Other real estate owned	1,561	-	391	1,170
Totals	$3,345	$-	$391	$2,954

June 30, 2009:
Impaired loans	$3,267	$-	$3,267	$-
Totals	$3,267	$-	$3,267	$-

	Fair Value Measurements
	Using Significant Unobservable Inputs
	Level 3
		Other Real
	Impaired Loans	Estate Owned	Total
(In Thousands)
Beginning balance, June 30, 2009	$-	$-	$-
Total gains or losses
Transfers in and/or out of Level 3	1,784	1,170	2,954
Ending balance, June 30, 2010	$1,784	$1,170	$2,954

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$23,291	$23,291	$6,059	$6,059
Available-for-sale securities	85,893	85,893	164,888	164,888
Held-to-maturity securities	83,249	83,698	2,000	1,945
Federal Home Loan Bank stock	8,056	8,056	8,056	8,056
Loans held-for-sale	1,470	1,504	1,200	1,214
Loans, net	254,772	257,194	264,317	266,369
Accrued interest receivable	1,698	1,698	1,891	1,891

Financial liabilities:
Deposits	335,146	338,166	308,099	311,070
Mortgagors’ escrow accounts	1,627	1,627	1,564	1,564
Federal Home Loan Bank advances	100,500	105,438	120,500	126,057
Securities sold under agreements to repurchase	5,896	5,896	4,471	4,471

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of June 30, 2010 and 2009, the maximum potential amount of the Company’s obligation was $857,000 and $898,000, respectively, for financial and standby letters of credit.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instrument liabilities with off-balance-sheet credit risk are as follows as of June 30:

	2010	2009
	(In Thousands)
Commitments to originate loans	$1,305	$4,687
Unadvanced portions of loans:
Construction loans	1,521	2,929
Lines of credit	15,213	16,859
Letters of credit	857	898
	$18,896	$25,373

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted tangible assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined).  Management believes, as of June 30, 2010 and 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, tangible equity and Core capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of June 30, 2010:
Tangible Equity Capital (to Tangible Assets)	$33,359	6.91%	$7,237	1.50%	N/A	N/A
Core Capital (to Adjusted Tangible Assets)	33,359	6.91	19,298	4.00	$24,122	5.00%
Tier 1 Capital (to Risk-Weighted Assets)	33,359	12.38	9,916	4.00	14,874	6.00
Total Capital (to Risk-Weighted Assets)	33,268	13.42	19,832	8.00	24,790	10.00

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of June 30, 2009:
Tangible Equity Capital (to Tangible Assets)	31,376	6.62	7,105	1.50	N/A	N/A
Core Capital (to Adjusted Tangible Assets)	31,376	6.62	18,947	4.00	23,683	5.00
Tier 1 Capital (to Risk-Weighted Assets)	31,376	10.20	12,302	4.00	18,453	6.00
Total Capital (to Risk-Weighted Assets)	33,569	10.92	24,604	8.00	30,755	10.00

The Bank’s capital under generally accepted accounting principles is reconciled as follows as of June 30:

	2010	2009
	(In Thousands)
Capital under generally accepted accounting principles	$39,997	$36,209
Intangible assets	(6,865)	(7,150)
Disallowed deferred tax assets	(2,555)	(2,978)
Unrealized losses on available-for-sale securities	2,782	5,295
Tier 1 capital	33,359	31,376
Allowance for loan losses	2,585	2,193
Deduction for low-level recourse and residual interests	(2,676)	-
Total Risk-Based capital	$33,268	$33,569

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company.  The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under Office of Thrift Supervision (OTS) rules and regulations.  In addition, in connection with a regularly scheduled OTS examination, the Company and Bank developed and implemented a plan to reduce classified assets.

NOTE 15 - BENEFIT PLANS

Defined Contribution Plan

The Bank has a defined contribution plan that covers substantially all of the Bank’s employees.  Contributions to the plan are discretionary and are voted on annually by the Board of Directors of the Bank.  The Bank recognized expense of $232,000 and $196,000 for the years ended June 30, 2010 and 2009, respectively.

401(k) Plan

The Bank has a 401(k) plan covering each eligible employee.  Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Bank to be eligible to participate.  Employees may defer gross compensation up to certain limits defined in the Internal Revenue Code.  The Bank’s matching contribution is discretionary.  For the years ended June 30, 2010 and 2009 the Bank chose to contribute 25% of an employee’s deferral on a maximum of 4% of the employee’s salary.  The Bank contributed $35,000 and $33,000 to the plan during the years ended June 30, 2010 and 2009, respectively.

In 2009, the Bank adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plan - Other Postretirement,” and recognized a liability for the Bank’s future postretirement benefit obligations under certain death benefit agreements.  The Bank recognized this change in accounting principles as a cumulative effect adjustment to retained earnings of $65,000 net of deferred tax asset of $33,000.  The total liability for the arrangements included in other liabilities was $102,000 at June 30, 2010 and $96,000 at June 30, 2009.  Expense under this arrangement was $6,000 for 2010 and $23,000 for 2009.  Death benefits paid under this arrangement were $0 for 2010 and $25,000 for 2009.

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants.  The shares will be released annually from the suspense account and the released shares will be allocated amount the participants on the basis of each participant’s compensation for the year of allocation.  As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes.  The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated balance sheets.  ESOP expense for the years ended June 30, 2010 and 2009 was $50,000 and $85,000, respectively.  At June 30, 2010 and 2009 there were 74,955 and 62,176 shares allocated, respectively, and 182,107 and 194,886 unreleased ESOP shares, respectively.  The fair value of unreleased ESOP shares at June 30, 2010 and 2009 was $880,000 and $945,000, respectively.

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

In accordance with ASC 718-10, the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.

In determining the expected term of the option awards, the Company elected to follow the simplified method as permitted by the SEC Staff Accounting Bulletin 107, which was issued to provide guidance on the implementation of ASC 718-10.  Under this method, the Company has estimated the expected term of the options as being equal to the average of the vesting term plus the original contractual term.  The Company estimated its volatility using the historical volatility of other, similar companies during a period of time equal to the expected life of the options.  The risk-free rate for the periods within the contractual life of the options is based upon the U.S. Treasury yield curve in effect at the time of grant.  The weighted-average fair value of stock options granted using the Black-Scholes option pricing method and the assumptions used to determine the weighted-average fair value of stock options granted were as follows:

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended June 30, 2006 and 2007.

	November 7, 2005 Grant	June 7, 2006 Grant	May 25, 2007 Grant
Dividend yield	1.89%	2.23%	2.24%
Expected volatility	12.65%	12.17%	11.04%
Risk-free interest rate	4.56%	4.95%	4.86%
Expected life	6.5	6.5	6.5
Fair value	$2.00	$1.97	$1.84

A summary of the status of the Plans as of June 30, 2010 and 2009 and changes during the years then ended is presented below:

	2010		2009
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	222,921	$10.62	269,747	$10.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(46,826)	10.62
Outstanding at end of year	222,921	$10.62	222,921	$10.62

Options exercisable at year-end	173,737	$10.61	129,153	$10.61

The following table summarizes information about stock options outstanding as of June 30, 2010:

Options Outstanding				Options Exercisable
	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Price	as of 6/30/10	Contractual Life	Exercise Price	as of 6/30/10	Exercise Price
$10.60	193,921	5.36 years	$10.60	155,137	$10.60
10.70	23,000	6.90 years	10.70	13,800	10.70
10.78	6,000	5.94 years	10.78	4,800	10.78

At June 30, 2010, there was $143,000 of total unrecognized compensation costs related to nonvested share based compensation.  That cost is expected to be recognized over a weighted average period of 0.5 years.  The Company recorded share-based compensation expense of $285,000 and $165,000 for the years ended June 30, 2010 and 2009, respectively in connection with the stock option and restricted stock awards.

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 9, 2010, which is the date the financial statements were available to be issued.  There were no subsequent events that require adjustment to or disclosure in the consolidated financial statements.

NOTE 17 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 18 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

PSB HOLDINGS, INC.
(Parent Company Only)

Balance Sheets
(In Thousands)
	June 30,
ASSETS	2010	2009
Cash and due from depository institutions	$38	$191
Investment in Putnam Bank	39,996	36,209
Investment in available-for-sale securities	1,256	1,457
Loan to ESOP	2,103	2,218
Other assets	611	419
Total assets	$44,004	$40,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$149	$598
Stockholders’ equity	43,855	39,896
Total liabilities and stockholders’ equity	$44,004	$40,494

Statements of Income
(In Thousands)
	For the Years Ended
	June 30,
	2010	2009
Interest and dividends on investments	$44	$78
Interest on loan	71	123
Total interest and dividend income	115	201
Interest expense	2	6
Net interest and dividend income	113	195
Investment security gains	44	-
Other expense	176	193

(Loss) income before income tax (benefit) expense and equity in undistributed net income (loss) of subsidiary	(19)	2
Income tax (benefit) expense	(6)	1
(Loss) income before equity in undistributed net income (loss) of subsidiary	(13)	1
Equity in undistributed net income (loss) of subsidiary	1,275	(7,132)
Net income (loss)	$1,262	$(7,131)

PSB HOLDINGS, INC.
(Parent Company Only)
(continued)

Statements of Cash Flows
(In Thousands)
	For the Years Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,262	$(7,131)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of securities, net	1	2
Gain on sales of available-for-sale securities	(44)	-
Deferred income tax expense	4	5
ESOP shares released	50	85
(Increase) decrease in other assets	(10)	1
Increase in due from subsidiary	(219)	-
(Decrease) increase in due to subsidiary	(308)	72
(Decrease) increase in other liabilities	-	13
Stock-based compensation expense	285	165
Undistributed net (income) loss of subsidiary	(1,275)	7,132

Net cash (used in) provided by operating activities	(254)	344

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,000)	-
Proceeds from sales of available-for-sale securities	946	-
Proceeds from maturities of available-for-sale securities	278	397
Principal payments received on loans to ESOP	115	93

Net cash (used in) provided by investing activities	339	490

Cash flows from financing activities:
Purchase of treasury stock	(2)	(6)
Payment of cash dividends on common stock	(236)	(1,222)

Net cash used in financing activities	(238)	(1,228)

Net decrease in cash and cash equivalents	(153)	(394)
Cash and cash equivalents at beginning of year	191	585
Cash and cash equivalents at end of year	$38	$191

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

    (a)  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of June 30, 2010, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  As the Company is a smaller reporting company, management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

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

Information concerning directors and executive officers of PSB Holdings is incorporated herein by reference from our definitive Proxy Statement dated October 1, 2010 related to the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

        14.    Code of Ethics

        21.    Subsidiaries of Registrant*

        23    Consent of Shatswell, MacLeod & Company, P.C.

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

PSB HOLDINGS, INC.

Date: September 24, 2010	By:	/S/ THOMAS A. BORNER
Thomas A. Borner
Chief Executive Officer and Director (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ THOMAS A. BORNER	Chief Executive Officer and Chairman of the Board (Principal	September 24, 2010
Thomas A. Borner	Executive Officer)

/S/ ROBERT J. HALLORAN, JR.	President and Treasurer (Principal Financial	September 24, 2010
Robert J. Halloran, Jr.	and Accounting Officer)

/S/ CHARLES W. BENTLEY, JR.	Director	September 24, 2010
Charles W. Bentley, Jr.
/S/ JITENDRA K. SINHA	Director	September 24, 2010
Jitendra K. Sinha
/S/ PAUL M. KELLY	Director	September 24, 2010
Paul M. Kelly
/S/ RICHARD A. LOOMIS	Director	September 24, 2010
Richard A. Loomis
/S JOHN P. MILLER	Director	September 24, 2010
John P. Miller
/S/ MARY E. PATENAUDE	Director	September 24, 2010
Mary E. Patenaude
/S/ CHARLES H. PUFFER	Director	September 24, 2010
Charles H. Puffer