Form 10-Q
period 2010-09-30
PSB Holdings, Inc.
filed 2010-11-12
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were 6,528,863 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2010	2010
	(Unaudited)	(Audited)
	(in thousands except share data)

ASSETS
Cash and due from depository institutions	$11,775	$21,711
Interest-bearing demand deposits with other banks	561	1,580
Total cash and cash equivalents	12,336	23,291
Securities available for sale (at fair value)	71,160	85,893
Securities held-to-maturity (fair value of $110,033 as of September 30, 2010 and $83,698 as of June 30, 2010)	109,331	83,249
Federal Home Loan Bank stock, at cost	8,056	8,056
Loans held-for-sale	1,136	1,470
Loans	254,317	257,423
Allowance for loan losses	(2,580)	(2,651)
Net loans	251,737	254,772
Premises and equipment	5,183	5,292
Accrued interest receivable	1,634	1,698
Other real estate owned	1,561	1,561
Goodwill	6,912	6,912
Intangible assets	436	473
Bank owned life insurance	6,262	6,191
Other assets	10,353	10,501

Total assets	$486,097	$489,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$34,638	$36,206
Interest-bearing	295,559	298,940
Total deposits	330,197	335,146
Mortgagors’ escrow accounts	828	1,627
Federal Home Loan Bank advances	98,500	100,500
Securities sold under agreements to repurchase	9,174	5,896
Other liabilities	2,070	2,335
Total liabilities	440,769	445,504
Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,528,863 shares outstanding at September 30, 2010 and June 30, 2010	694	694
Additional paid-in capital	30,655	30,633
Retained earnings	22,120	21,550
Accumulated other comprehensive loss	(1,895)	(2,776)
Unearned ESOP shares	(1,821)	(1,821)
Unearned stock awards	(212)	(212)
Treasury stock, at cost (414,262 shares at September 30, 2010 and June 30, 2010)	(4,213)	(4,213)
Total stockholders’ equity	45,328	43,855

Total liabilities and stockholders’ equity	$486,097	$489,359

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2010	2009
	(in thousands, except share data)
Interest and dividend income:
Interest on loans	$3,502	$3,740
Interest and dividends on investments	1,647	2,273
Total interest and dividend income	5,149	6,013

Interest expense:
Deposits and escrow	1,258	1,615
Borrowed funds	966	1,252
Total interest expense	2,224	2,867
Net interest and dividend income	2,925	3,146

Provision for loan losses	200	242
Net interest and dividend income after provision for loan losses	2,725	2,904

Noninterest income:
Fees for services	532	598
Mortgage banking activities	48	65
Net commissions from brokerage service	38	13
Other than temporary impairment losses on investments Gross impairment losses	(751)	(522)
Less: Impairments recognized in OCI	578	192
Net impairment losses recognized in earnings	(173)	(330)
Gain on sale of securities	254	331
Other income	106	108
Total noninterest income	805	785

Noninterest expense:
Compensation and benefits	1,489	1,502
Occupancy and equipment	303	305
Data processing	196	194
Advertising and marketing	60	64
Prepayment penalties on borrow ings	-	131
FDIC deposit insurance	205	204
Writedow n of other real estate ow ned	-	321
Other noninterest expense	493	458
Total noninterest expense	2,746	3,179
Income before income tax expense	784	510

Income tax expense	214	106
NET INCOME	$570	$404
Earnings per common share
Basic	$0.09	$0.06
Diluted	$0.09	$0.06

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders’ Equity
	(in thousands)

Balances at June 30, 2009	$694	$30,656	$20,383	$(5,277)	$(1,940)	$(409)	$(4,211)	$39,896

Dividends declared	-	-	(103)	-	-	-	-	(103)
Stock-based compensation	-	22	-	-	-	-	-	22

Comprehensive loss:
Net income	-	-	404	-	-	-	-	-
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	1,719	-	-	-
Comprehensive loss								2,123
Balances at September 30, 2009	$694	$30,678	$20,684	$(3,558)	$(1,940)	$(409)	$(4,211)	$41,938

Balances at June 30, 2010	$694	$30,633	$21,550	$(2,776)	$(1,821)	$(212)	$(4,213)	$43,855

Stock-based compensation	-	22	-	-	-	-	-	22

Comprehensive income:
Net income	-	-	570	-	-	-	-	-

Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	881	-	-	-
Comprehensive income								1,451
Balances at September 30, 2010	$694	$30,655	$22,120	$(1,895)	$(1,821)	$(212)	$(4,213)	$45,328

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income	$570	$404
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	210	52
Gain on sales and calls of securities, net	(254)	(331)
Write dow n of securities	173	330
Net decrease in loans held-for-sale	334	637
Change in deferred loan costs, net	6	12
Provision for loan losses	200	242
Loss on sale of other real estate ow ned	-	6
Writedow n of other real esate ow ned	-	321
Depreciation and amortization	120	143
Amortization of core deposit intangible	37	44
(Increase) decrease in accrued interest receivable and other assets	(248)	394
Increase in cash surrender value of bank ow ned life insurance	(71)	(70)
Bank ow ned life insurance death benefit income	-	(605)
(Decrease) increase in other liabilities	(265)	1
Stock-based compensation	22	71
Net cash provided by operating activities	834	1,651
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	6,635	11,454
Proceeds from maturities of available-for-sale securities	9,484	15,581
Purchase of held-to-maturity securities	(46,477)	(4,265)
Proceeds from maturities of held-to-maturity securities	20,215	-
Loan originations net of principal collections	2,817	(1,104)
Recoveries of loans previously charged off	12	10
Proceeds from sale of other real estate ow ned	-	149
Capital expenditures - premises and equipment	(5)	(523)
Net cash provided by investing activities	(7,319)	21,302
Cash flows from financing activities
Net (decrease) increase in savings, demand deposits and NOW accounts	(5,849)	7,087
Net increase (decrease) in time deposit accounts	900	(4,002)
Net decrease in mortgagors’ escrow account	(799)	(723)
Proceeds from Federal Home Loan Bank advances	7,000	-
Repayments of Federal Home Loans Bank advances	(9,000)	(14,000)
Net increase in securities sold under agreement to repurchase	3,278	3,639
Dividends paid	-	(131)
Net cash used by financing activities	(4,470)	(8,130)
(Decrease) increase in cash and cash equivalents	(10,955)	14,823
Cash and cash equivalents at beginning of year	23,291	6,059
Cash and cash equivalents at end of period	$12,336	$20,882
Supplemental disclosures
Cash paid during the period for:
Interest	$2,228	$2,912
Income taxes paid	$726	$2
Loans transferred to other real estate ow ned	$-	$557
Increase in due to broker	$-	$6,630

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

NOTE  2 – Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans.  While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut.  Actual results could differ significantly from those estimates.  The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2011.  These financial statements should be read in conjunction with the 2010 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 24, 2010.

NOTE 3 – Recent Accounting Pronouncements

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

NOTE 4 – Earnings Per Share (EPS)

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2010 and September 30, 2009:

	For the Quarter Ended September 30, 2010	For the Quarter Ended September 30, 2009
Net income	$570,000	$404,000
Dividends and undistributed earnings allocated to unvested shares of stock awards	1,796	2,740
Net income available to common shareholders	568,204	401,260
Average basic common shares	6,326,791	6,295,863
Dilutive effect of stock options	0	0
Average diluted common shares	6,326,791	6,295,863

Basic EPS:	$0.09	$0.06
Diluted EPS:	$0.09	$0.06

NOTE 5 – Investment Securities

The carrying value of investment securities are as follows:

	Carrying Value at
	September 30, 2010		June 30, 2010
	Balance	Percent of total	Balance	Percent of total
(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and agency securities	$2,928	1.6%	$6,101	3.6%
Corporate bonds and other securities	4,434	2.5%	4,368	2.6%
Mortgage-backed securities	54,167	30.0%	66,967	39.6%
Equity securities	9,631	5.3%	8,457	5.0%
Total securities, available-for-sale	71,160	39.4%	85,893	50.8%
Securities, held-to-maturity:
U.S. Government and agency securities	33,891	18.8%	45,275	26.8%
Mortgage-backed securities	75,440	41.8%	37,974	22.4%
Total securities, held-to-maturity	109,331	60.6%	83,249	49.2%
Total securities	$180,491	100.0%	$169,142	100.0%

There were gross gains of $254,000 realized on sales of available-for-sale securities for the three months ended September 30, 2010 and $365,000 gross gains for the three months ended September 30, 2009.  There were no  gross losses realized on sales of available-for-sale securities for the three months ended September 30, 2010 and $35,000 for the three months ended September 30, 2009.  There was an other-than-temporary impairment charge on available-for-sale securities of $173,000 during the three months ended September 30, 2010 and $330,000 during the three months ended September 30, 2009.  The loss on write-downs of securities included total other-than-temporary impairment losses of $751,000 and $522,000, net of $578,000 and $192,000 recognized in other comprehensive income for the three months ended September 30, 2010 and 2009, respectively, before taxes.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at:

September 30, 2010:	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and other obligations	$-	$-	$4,434	$1,565	$4,434	$1,565
Mortgage-backed securities	27,380	100	1,007	171	28,387	271
Equity securities	-	-	6,357	643	6,357	643
Total temporarily impaired securities	27,380	100	11,798	2,379	39,178	2,479
Other-than-temporarily impaired debt securities (1)
Mortgage-backed securities	469	161	11,536	2,644	12,005	2,805

Total temporarily-impaired and other- than-temporarily impaired securities	$27,849	$261	$23,334	$5,023	$51,183	$5,284

June 30, 2010:	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and other obligations	$-	$-	$4,368	$1,630	$4,368	$1,630
Mortgage-backed securities	12,307	101	1,032	188	13,339	289
Equity securities	2,744	256	5,660	1,340	8,404	1,596
Total temporarily impaired securities	15,051	357	11,060	3,158	26,111	3,515
Other-than-temporarily impaired debt securities (1)
Mortgage-backed securities	852	419	14,349	3,107	15,201	3,526

Total temporarily-impaired and other- than-temporarily impaired securities	$15,903	$776	$25,409	$6,265	$41,312	$7,041

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income.

The Company had at September 30, 2010 and June 30, 2010, 31 and 25 individual investment securities, respectively, in which the fair value of the security was less than the amortized cost of the security.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

           Auction-rate trust preferred securities. At September 30, 2010, our auction-rate trust preferred securities (“ARP”) portfolio totaled $9.6 million, or 5.3% of total securities, all of which were classified as available-for-sale.    Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At September 30, 2010, our investments in auction-rate trust preferred securities consisted of investments in four corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks.  Putnam Bank owns $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008.  The current book value of this investment as of September 30, 2010 was $46,000.

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

The Company had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market.  As a result, during the quarter ended June 30, 2009, the Company modified its methodology for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield earned by the Company through the Class A certificates compared with the nominal rate available to a direct owner of the collateral preferred shares.  The Company has recognized an improvement in the fair value as of September 30, 2010 on the ARPs, primarily due to the increased market values of the underlying collateral preferred shares.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information as of September 30, 2010 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America	Freddie Mac	Freddie Mac
Par amount	$3,000,000	$5,000,000	$2,000,000	$2,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000	$23,000	$23,000
Purchase Date	12-12-07	09-04-07	11-20-07	11-09-07	01-03-08
Maturity Date	08-23-26	05-28-27	08-17-47	06-30-20	06-30-20
Next Reset Date	11-19-10	11-26-10	11-16-10	10-08-10	10-01-10
Reset Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes	No	No
Current Rate	4.647%	4.720%	4.678%	0.000%	0.000%
Dividends Current:	Yes	Yes	Yes	No	No

Federal Home Loan Bank Stock.  At September 30, 2010, the Company owned $8.1 million of Federal Home Loan Bank stock.  The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of September 30, 2010, consistent with its accounting policies. The regional banks within the Federal Home Loan Bank System have experienced higher levels of other-than-temporary impairment in their private label mortgage-backed securities and home equity loans, which has raised concerns about whether their capital levels could be reduced below regulatory requirements. In response to unprecedented market conditions and potential future losses, the FHLB has implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. The Company anticipates a decline in the dividend yield on its holdings in FHLB stock since the FHLB announced that dividend payments in 2010 are unlikely. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of FHLB stock held by the Bank.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Boston, the actions taken by the FHLB of Boston to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company has not recognized an other-than-temporary impairment loss. Standard and Poor’s rated the Federal Home Loan Bank of Boston as AAA/Stable/A-1+ on April 14, 2010.  Even though the Company did not recognize an other-than-temporary impairment loss during the three months ended September 30, 2010, continued deterioration in the FHLB of Boston’s financial position may result in future impairment losses.

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2010 and June 30, 2010:

	September 30,		June 30,
	2010		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage Loans:
Residential (1)	$192,704	75.33%	$194,960	75.37%
Commercial real estate	54,671	21.37	54,398	21.03
Residential construction	1,075	0.42	1,338	0.52
Commercial	6,248	2.44	6,786	2.62
Consumer and other	1,122	0.44	1,177	0.46

Total loans	255,820	100.00%	258,659	100.00%

Unadvanced construction loans	(1,781)		(1,521)
	254,039		257,138
Net deferred loan costs	278		285
Allowance for loan losses	(2,580)		(2,651)

Loans, net	$251,737		$254,772

Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At September 30,	At June 30,
	2010	2010
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans (1)	$1,765	$1,425
Commercial real estate	4,053	4,164
Residential construction	-	-
Commercial	-	213
Consumer and other	-	-
Total non-accrual loans	5,818	5,802

Accruing loans past due 90 days or more:
Residential mortgage loans (1)	-	491
Commercial real estate	-	-
Residential construction	-	-
Commercial	-	-
Consumer and other	-	-
Total	-	491
Total non-performing loans	5,818	6,293

Other real estate owned	1,561	1,561
Other non-performing assets	46	46
Total non-performing assets	7,425	7,900

Troubled debt restructurings in compliance with restructured terms	3,900	930
	$11,325	$8,830

Total non-performing loans to total loans	2.29%	2.45%
Total non-performing assets to total assets	1.53	1.61
Total non-performing assets and troubled debt restructurings to total assets	2.33	1.80

(1)  Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Total non-performing assets decreased $475,000 to $7.4 million at September 30, 2010 from $7.9 million at June 30, 2010. Non-performing assets as of September 30, 2010 consisted of $1.6 million in Other Real Estate Owned which reflects the repossession  of a six-lot residential development project at a carrying value of $303,000, a partially completed single family home within the same subdivision with a carrying value of $160,000 and 34 acres of land carried at $110,000, one single unit condominium at a carrying value of $112,000, a single family home at a carrying value of $142,000, one residential/commercial office space at a carrying value of $213,000, an in-substance foreclosure of a condominium project at a carrying value of $384,000 and an in-substance foreclosure of a single family home at a carrying value of $137,000.  Also included in non-performing assets is $46,000 in Freddie Mac auction-rate trust preferred securities and $5.8 million in non-performing loans.  These loans consisted of nine residential loans totaling $1.8 million and 11 commercial real estate loans totaling $4.0 million.  Non-performing assets as of June 30, 2010 consisted of the same $1.6 million in Other Real Estate Owned detailed above as of September 30, 2010.  Also included in non-performing assets is $46,000 in Freddie Mac auction-rate trust preferred securities and $6.3 million in non-performing loans.  These loans consisted of nine residential loans totaling $1.9 million, three commercial and industrial loans totaling $212,000 and 11 commercial real estate loans totaling $4.2 million.

The balance in non-performing loans is a direct correlation to the deteriorating real estate climate.  Management is focused on working with borrowers and guarantors to resolve these trends by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal on file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and Loan Review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged.  The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans.  In addition, in connection with a regularly scheduled Office of Thrift Supervision (“OTS”) examination, the Holding Company and Bank agreed to develop and implement a plan to reduce classified assets.  This plan has been implemented.  See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 8 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three months ended September 30, 2010, as compared to the prior year periods:

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Balance, beginning of period	$2,651	$2,200
Provision for loan losses	200	242
Charge offs	(283)	(324)
Recoveries	12	10
Balance, end of period	$2,580	$2,128

At September 30, 2010, the Company had 21 loans with balances of $5.8 million on nonaccrual status and no loans with balances past due 90 days or more and still accruing.  At September 30, 2009, the Company had 21 loans with balances of $6.5 million on nonaccrual status and three loans with a balance of $1.0 million past due 90 days or more and still accruing.  The Company had 24 loan relationships that are considered impaired with a balance of $8.1 million as of September 30, 2010 and there were 23 impaired loan relationships with a balance of $7.4 million as of September 30, 2009.

NOTE 9 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005.  The goodwill and core deposit intangible are evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period.  The carrying amount of goodwill and core deposit intangible as of September 30, 2010 was $6.9 million and $436,000,respectively.  The amortization expense related to the core deposit intangible for the three months ended September 30, 2010 and 2009 was $37,000 and $44,000, respectively.

	September 30,	June 30,
	2010	2010
	(in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	436	473
Total intangible assets	$7,348	$7,385

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

(in thousands)

For the nine months ending June 30, 2011	112
For the twelve months ending June 30, 2012	121
For the twelve months ending June 30, 2013	93
For the twelve months ending June 30, 2014	65
For the twelve months ending June 30, 2015	37
For the twelve months ending June 30, 2016	8
Total	$436

NOTE 10 – Comprehensive Income

Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).  The Company’s only source of other comprehensive income is the net unrealized gain (loss) on securities.

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Net Income	$570	$404

Other comprehensive income
Net unrealized holding gains on available-for-sale securities	1,417	2,607
Reclassification adjustment for (gain) recognized in net income	(82)	(1)
Other comprehensive income before tax benefit	1,335	2,606
Income tax (expense) related to items of other omprehensive income	(454)	(887)
Other comprehensive income, net of tax	881	1,719
Total comprehensive income	$1,451	$2,123

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2010.

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2010.

The following summarizes assets measured at fair value for the period ending September 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	September 30, 2010	Level 1	Level 2	Level 3
Securities available for sale
U. S. Government agency securities	$2,928	$-	$2,928	$-
Corporate securities	4,434	-	4,434	-
Mortgage backed securities insured or guaranteed by U.S. Government enterprises	38,305	-	38,305	-
Non-agency mortgage-backed securities	15,862	-	15,862	-
Equity securities	9,631	-	-	9,631
Total	$71,160	$-	$61,529	$9,631

	Fair Value Measurements Using Significant Unobservable Inputs Level 3
(In thousands)	Available-for-sale Securities	Total
Beginning balance, July 1, 2010	$8,457	$8,457
Total gains or losses
Included in earnings	-	-
Included in other comprehensive income	1,174	1,174
Principal payments on securities	-	-
Amortization of securities, net	-	-
Transfers in and/or out of Level 3	-	-
Ending balance, September 30, 2010	$9,631	$9,631

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date for trading securities	$-	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	September 30, 2010	Level 1	Level 2	Level 3

Impaired loans	$8,084	$-	$-	$8,084
Other real estate ow ned	1,561	-	391	1,170
Totals	$9,645	$-	$391	$9,254

	Fair Value Measurements Using Significant Unobservable Inputs
(In thousands)	Impaired Loans	Level 3 Other Real Estate Ow ned	Total
Beginning balance, July 1, 2010	$1,784	$1,170	$2,954
Total gains or losses
Transfers in and/or out of Level 3	6,300	-	6,300
Ending balance September 30, 2010	$8,084	$1,170	$9,254

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The follow ing summarizes assets measured at fair value for the period ending June 30, 2010 (in thousands):

	Fair Value Measurements at June 30, 2010 Using:
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale
U. S. Government agency securities	$6,101	$-	$6,101	$-
Corporate securities	4,368	-	4,368	-
Mortgage-backed securities insured or
guaranteed by U. S. Government enterprises	50,734	-	50,734	-
Non-agency mortgage-backed securities	16,233	-	16,233	-
Equity securities	8,457	-	0	8,457
Total	$85,893	$-	$77,436	$8,457

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities	Total
Beginning balance, July 1, 2009	$7,466	$7,466
Total gains or losses (realized/unrealized)
Included in earnings		-
Included in other comprehensive income	991	991
Principal payments on securities		-
Accretion of securities, net		-
Transfers out of Level 3		-
Ending balance, June 30, 2010	$8,457	$8,457

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2010	Level 1	Level 2	Level 3

Impaired loans	$1,784	$-	$-	$1,784
Other real estate ow ned	1,561	-	391	1,170
Totals	$3,345	$-	$391	$2,954

	Fair Value Measurements Using Significant Unobservable Inputs
(In thousands)	Impaired Loans	Level 3 Other Real Estate Owned	Total
Beginning balance, July 1, 2009	$-	$-	$-
Total gains or losses
Transfers in and/or out of Level 3	1,784	1,170	2,954
Ending balance June 30, 2010	$1,784	$1,170	$2,954

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended September 30, 2010 and September 30, 2009 of $71,000 and $71,000, respectively.

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

NOTE 13 – Dividends

The Company did not declare a dividend during the first quarter of fiscal 2011.

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

The contractual amounts of outstanding commitments were as follows:

	September 30, 2010	June 30, 2010
	(in thousands)
Commitments to extend credit:
Loan commitments	$4,157	$1,305
Unadvanced construction loans	1,781	1,521
Unadvanced lines of credit	14,686	15,213
Standby letters of credit	757	857
Outstanding commitments	$21,381	$18,896

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 2010 and 2009, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2010 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2010.

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

During the quarter ended September 30, 2009, the Company recorded a non-cash OTTI charge of $330,000 and during the quarter ended September 30, 2010, the Company recorded a non-cash OTTI charge of $173,000.  Both of these OTTI charges were taken on Non-Agency CMO securities.  The net interest margin decreased from 2.78% for the quarter ended September 30, 2009 to 2.56% for the quarter ended September 30, 2010, as we experienced a $221,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense decreased $433,000 during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.  The provision for loan losses decreased $42,000 during the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and determined that $173,000 of write-downs were necessary during the quarter ended September 30, 2010 on other-than-temporarily impaired securities and $330,000 of write-downs were necessary during the quarter ended September 30, 2009 on other-than-temporarily impaired securities.  The loss on write-downs of securities included total other-than-temporary impairment losses of $751,000 and $522,000, net of $578,000 and $192,000 recognized in other comprehensive income (loss) for the three months ended September 30, 2010 and 2009, respectively, before taxes.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

Assets

Total assets decreased to $486.1 million at September 30, 2010 from $489.4 million at June 30, 2010.  Investments in available-for-sale securities decreased $14.7 million during the three months ended September 30, 2010, and represented $71.2 million or 14.6% of total assets at September 30, 2010.  This decrease was primarily due to $6.6 million in sales and $9.5 million in pay downs and maturities during the three months ended September 30, 2010.  Investments in held-to-maturity securities increased $26.1 million during the three months ended September 30, 2010, and represented $109.3 million or 22.5% of total assets at September 30, 2010. This increase was due to new security purchases being classified as held-to-maturity due to the Company’s intent and ability to hold these securities to maturity.  Net loans have decreased to $251.7 million at September 30, 2010 from $254.8 million at June 30, 2010 and now represent 51.8% of total assets.  Included in other assets as of September 30, 2010 was $2.1 million in prepaid FDIC assessments.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at September 30, 2010 and June 30, 2010.  For additional information, see “Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009 – Provision for loan losses.”

	September 30, 2010	June 30, 2010
	(Dollars in thousands)

Allowance for loan losses	$2,580	$2,651
Gross loans outstanding	254,317	257,423
Nonperforming loans	5,818	6,293

Allowance/gross loans outstanding	1.01%	1.03%
Allowance/nonperforming loans	44.3%	42.1%

At September 30, 2010, despite the low ratio of the allowance to nonperforming loans, we believe that the allowance for loan losses was sufficient because of (i) our analysis of the collateral supporting non-performing loans and (ii) the fact that certain non-performing loans were in the process of being renewed as of September 30, 2010.

Past Due and Nonperforming Loans

The following table sets forth information regarding past due and non-performing loans:

	September 30, 2010	June 30, 2010
	(in thousands)

Past due 30 days through 89 days and accruing	$508	$963

Past due 90 days or more and accruing	$-	$491

Past due 90 days or more and nonaccruing	$5,818	$5,802

Liabilities

Total liabilities decreased to $440.8 million at September 30, 2010 from $445.5 million at June 30, 2010.  Total deposits decreased to $330.2 million at September 30, 2010 from $335.1 million at June 30, 2010, a decrease of $4.9 million or 1.5%. Federal Home Loan Bank advances decreased to $98.5 million at September 30, 2010 from $100.5 million at June 30, 2010, a decrease of $2.0 million or 2.0%.  Securities sold under agreements to repurchase increased to $9.2 million at September 30, 2010 from $5.9 million at June 30, 2010, an increase of $3.3 million or  55.6%.

Stockholders’ Equity

Stockholders’ equity increased to $45.3 million at September 30, 2010 from $43.9 million at June 30, 2010, primarily due to net income of $570,000 and a reduction in other comprehensive loss of $881,000.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

Net Income

Net income amounted to $570,000 or $.09 per basic and diluted share for the quarter ended September 30, 2010 compared to net income of $404,000 or $.06 per basic and diluted share for the quarter ended September 30, 2009.  The increase in net income was primarily due to decreases in noninterest expense of $433,000 and other-than-temporarily impaired investment write-downs of $157,000 during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.  This was partially offset by a decrease in net interest income of $221,000 and an increase in income tax expense of $108,000 during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.  The provision for loan losses decreased by $42,000 during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

Interest and Dividend Income

Interest and dividend income amounted to $5.1 million for the quarter ended September 30, 2010 as compared to $6.0 million for the quarter ended September 30, 2009, a decrease of $864,000 or 14.4%.  This was primarily due to a decrease in yield on earning assets of 80 basis points to 4.51% for the quarter ended September 30, 2010 compared to 5.31% for the quarter ended September 30, 2009.  Average investment securities increased $12.0 million to $183.4 million for the quarter ended September 30, 2010 compared to $171.4 million for the quarter ended September 30, 2009.  The yield on investment securities decreased 170 basis points to 3.56% for the quarter ended September 30, 2010 compared to 5.26% for the quarter ended September 30, 2009.  Average loans decreased by $11.4 million to $257.1 million for the quarter ended September 30, 2010 compared to $268.5 million for the quarter ended September 30, 2009.  The yield on loans decreased 13 basis points to 5.40% for the quarter ended September 30, 2010 compared to 5.53% for the quarter ended September 30, 2009.

Interest Expense

Interest expense amounted to $2.2 million for the quarter ended September 30, 2010 as compared to $2.9 million for the quarter ended September 30, 2009, a decrease of $643,000 or 22.4%.  The decrease was primarily due to a change in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 63 basis points to 2.19% for the quarter ended September 30, 2010 from 2.82% for the quarter ended September 30, 2009.  The average rate on interest-bearing deposits decreased by 62 basis points to 1.70% for the quarter ended September 30, 2010 compared to 2.32% for the quarter ended September 30, 2009.  The average rate on borrowed money decreased by 38 basis points to 3.53% for the quarter ended September 30, 2010 compared to 3.91% for the quarter ended September 30, 2009.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.9 million for the quarter ended September 30, 2010 as compared to $3.1 million for the quarter ended September 30, 2009, a decrease of $221,000 or 7.0%.  Net interest spread decreased by 17 basis points to 2.32% for the quarter ended September 30, 2010 from 2.49% for the quarter ended September 30, 2009.  Net interest margin decreased 22 basis points to 2.56% as compared to 2.78% when comparing the quarters ended September 30, 2010 and 2009.

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

Provision for Loan Losses

The provision for loan losses amounted to $200,000 for the quarter ended September 30, 2010 as compared to $242,000 for the quarter ended September 30, 2009, a decrease of $42,000 or 17.4%.  The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of those conditions. The ratio of the allowance to gross loans outstanding was 1.01% as of September 30, 2010 compared to 1.03% as of June 30, 2010.  Net charge-offs were $271,000 for the quarter ended September 30, 2010 compared to $314,000 for the quarter ended September 30, 2009.  The ratio of the allowance to nonperforming loans was 44.3% as of September 30, 2010 compared to 42.1% as of June 30, 2010.  Management believes that the nonperforming loans will not have a material effect on the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income totaled $805,000 for the quarter ended September 30, 2010 compared to $785,000 for the quarter ended September 30, 2009, an increase of $20,000 or 2.5%.  The increase was primarily due to a decrease in write-downs of investments of $157,000 or 47.6% to $173,000 for the quarter ended September 30, 2010 compared to $330,000 for the quarter ended September 30, 2009.  The impairment charges for the quarter ended September 30, 2010 and September 30, 2009 consisted of private label CMOs.  This was partially offset by a decrease in net gains on securities sales of $77,000 for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

Noninterest Expense

Noninterest expense amounted to $2.7 million for the three months ended September 30, 2010 as compared to $3.2 million for the three months ended September 30, 2009, a decrease of $433,000 million or 13.6%.  Compensation and benefits expense decreased $13,000 or 0.9%.  This was due to a decrease in salary expense of $14,000 or 1.3%.  Occupancy and equipment expense decreased $2,000 or 0.7%.  Other noninterest expenses decreased $418,000 or 30.5% to $954,000 for the three months ended September 30, 2010 compared to $1.4 million for the three months ended September 30, 2009. This decrease was primarily due to other real estate owned write-downs of $321,000 and prepayment penalties on borrowings of $131,000 during the quarter ended September 30, 2009.  There were no other real estate owned write-downs or prepayment penalties on borrowings during the quarter ended September 30, 2010.

Provision for Income Taxes

Income tax expense amounted to $214,000 for the quarter ended September 30, 2010 compared to $106,000 for the quarter ended September 30, 2009.

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

	For the Three Months Ended September 30,
		2010			2009
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$183,397	$1,644	3.56%	$171,446	$2,271	5.26%
Loans	257,062	3,502	5.40%	268,451	3,740	5.53%
Other earning assets	12,506	3	0.10%	9,272	2	0.09%
Total interest-earnings assets	452,965	5,149	4.51%	449,169	6,013	5.31%
Non-interest-earning assets	32,800			33,938
Total assets	$485,765			$483,107

Interest-bearing liabilities:
NOW accounts	$89,160	262	1.17%	$64,178	320	1.98%
Savings accounts	47,064	42	0.35%	46,048	54	0.47%
Money market accounts	12,894	29	0.89%	11,462	32	1.11%
Time deposits	144,901	925	2.53%	154,385	1,209	3.11%
Borrowed money	108,719	966	3.53%	126,988	1,252	3.91%
Total interest-bearing liabilities	402,738	2,224	2.19%	403,061	2,867	2.82%
Non-interest-bearing demand deposits	36,243			35,292
Other non-interest-bearing liabilities	2,081			4,171
Capital accounts	44,703			40,583
Total liabilities and capital accounts	$485,765			$483,107

Net interest income		$2,925			$3,146
Interest rate spread			2.32%			2.49%
Net interest-earning assets	$50,227			$46,108
Net interest margin			2.56%			2.78%
Average earning assets to average interest-bearing liabilities			112.47%			111.44%

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

	For the Three Months Ended September 30, 2010
	Compared to the Three Months Ended September 30, 2009
	Increase(Decrease) Due to
INTEREST INCOME	Rate	Volume	Net

Investment securities	$(1,549)	$922	$(627)
Loans	(82)	(156)	(238)
Other interest-earning assets	-	1	1
TOTAL INTEREST INCOME	(1,631)	767	(864)

INTEREST EXPENSE:

NOW accounts	(537)	479	(58)
Savings accounts	(20)	8	(12)
Money Market accounts	(21)	18	(3)
Time deposits	(213)	(71)	(284)
Other borrowed money	(116)	(170)	(286)
TOTAL INTEREST INCOME	(907)	264	(643)

CHANGE IN NET INTEREST INCOME	$(724)	$503	$(221)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at March 31, 2010 and June 30, 2010.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	June 30, 2010	March 31, 2010

+ 100	-1.25%	-2.33%
+ 200	-4.59%	-5.90%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.  We do not believe that there has been a material change in our NII position between June 30, 2010 and September 30, 2010.

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

The tables below set forth, at June 30, 2010, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.  We do not believe that there has been a material change in our NPV position between June 30, 2010 and September 30, 2010.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$38,158	$(7,028)	-16%	7.87%	-108
+200	$43,090	$(2,095)	-5%	8.72%	-23
+100	$45,274	$88	0%	9.05%	10
0	$45,186	$-	0%	8.95%	0
-100	$43,635	$(1,550)	-3%	8.59%	-36

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of September 30, 2010 of $98.5 million with unused borrowing capacity of $21.2.million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 40.0%.  As of September 30, 2010, the ratio of wholesale borrowings to total assets was 20.3%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended September 30, 2010 and 2009, the Bank’s net loan principal (collections) originations were ($2.8) million and $1.1 million, respectively. Purchases of securities totaled $46.5 million and $4.3 million, for the three months ended September 30, 2010 and 2009, respectively.

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

Certificates of deposits totaled $145.2 million at September 30, 2010. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at September 30, 2010 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	7.19%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	14.14%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	13.08%

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

For the three months ended September 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PSB HOLDINGS, INC.
(Registrant)

Date November 12, 2010	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date November 12, 2010	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer