Form 10-Q
period 2010-12-31
PSB Holdings, Inc.
filed 2011-02-14
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐  YES   ☐ NO

As of January 31, 2011, there were 6,528,863 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Table of Contents

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$7,181	$21,711
Interest-bearing demand deposits with other banks	219	1,580
Total cash and cash equivalents	7,400	23,291
Securities available for sale (at fair value)	66,460	85,893
Securities held-to-maturity (fair value of $112,113 as of December 31, 2010 and $83,698 as of June 30, 2010)	112,396	83,249
Federal Home Loan Bank stock, at cost	8,056	8,056
Loans held-for-sale	198	1,470
Loans	257,362	257,423
Allowance for loan losses	(2,587)	(2,651)
Net loans	254,775	254,772
Premises and equipment	5,089	5,292
Accrued interest receivable	1,481	1,698
Other real estate owned	1,473	1,561
Goodwill	6,912	6,912
Intangible assets	399	473
Bank owned life insurance	6,331	6,191
Other assets	9,969	10,501

Total assets	$480,939	$489,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$34,936	$36,206
Interest-bearing	295,489	298,940
Total deposits	330,425	335,146
Mortgagors’ escrow accounts	1,659	1,627
Federal Home Loan Bank advances	95,500	100,500
Securities sold under agreements to repurchase	5,515	5,896
Other liabilities	2,044	2,335
Total liabilities	435,143	445,504

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,528,863 shares outstanding at December 31, 2010 and June 30, 2010	694	694
Additional paid-in capital	30,666	30,633
Retained earnings	22,219	21,550
Accumulated other comprehensive loss	(1,713)	(2,776)
Unearned ESOP shares	(1,821)	(1,821)
Unearned stock awards	(36)	(212)
Treasury stock, at cost (414,262) shares at December 31, 2010 and June 30, 2010)	(4,213)	(4,213)
Total stockholders’ equity	45,796	43,855

Total liabilities and stockholders’ equity	$480,939	$489,359

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in thousands, except share data)		(in thousands, except share data)
Interest and dividend income:
Interest on loans	$3,434	$3,754	$6,937	$7,494
Interest and dividends on investments	1,519	2,029	3,165	4,302
Total interest and dividend income	4,953	5,783	10,102	11,796

Interest expense:
Deposits and escrow	1,225	1,542	2,483	3,157
Borrowed funds	936	1,045	1,902	2,297
Total interest expense	2,161	2,587	4,385	5,454
Net interest and dividend income	2,792	3,196	5,717	6,342

Provision for loan losses	241	265	442	507
Net interest and dividend income after provision
for loan losses	2,551	2,931	5,275	5,835

Noninterest income:
Fees for services	531	595	1,063	1,192
Mortgage banking activities	64	67	113	132
Net commissions from brokerage service	38	24	76	37
Other than temporary impairment losses on investments
Gross impairment losses	(1,332)	(2,991)	(2,090)	(3,391)
Less: Impairments recognized in OCI	978	2,388	1,563	2,459
Net impairment losses recognized in earnings	(354)	(603)	(527)	(932)
Gain on sale of securities	-	512	254	842
Other income	113	105	219	214
Total noninterest income	392	700	1,198	1,485

Noninterest expense:
Compensation and benefits	1,447	1,519	2,936	3,021
Occupancy and equipment	305	301	607	606
Data processing	209	196	405	390
Advertising and marketing	60	82	121	146
Prepayment penalties on borrowings	19	41	19	172
FDIC deposit insurance	203	149	408	353
Writedown of other real estate owned	95	-	95	321
Other noninterest expense	541	626	1,033	1,084
Total noninterest expense	2,879	2,914	5,624	6,093
Income before income tax expense	64	717	849	1,227

Income tax (benefit) expense	(35)	189	180	296
NET INCOME	$99	$528	$669	$931
Earnings per common share
Basic	$0.02	$0.08	$0.11	$0.15
Diluted	$0.02	$0.08	$0.11	$0.15

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended December 31, 2010 and 2009
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders’ Equity
	(in thousands)

Balances at June 30, 2009	$694	$30,656	$20,383	$(5,277)	$(1,940)	$(409)	$(4,211)	$39,896

Dividends declared	-	-	(95)	-	-	-	-	(95)
Stock-based compensation	-	44	-	-	-	177	-	221

Comprehensive loss:
Net income	-	-	931	-	-	-	-	-
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	3,137	-	-	-
Comprehensive income								4,068

Balances at December 31, 2009	$694	$30,700	$21,219	$(2,140)	$(1,940)	$(232)	$(4,211)	$44,090

Balances at June 30, 2010	$694	$30,633	$21,550	$(2,776)	$(1,821)	$(212)	$(4,213)	$43,855

Stock-based compensation	-	33	-	-	-	176	-	209

Comprehensive income:
Net income	-	-	669	-	-	-	-	-
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	1,063	-	-	-
Comprehensive income								1,732

Balances at December 31, 2010	$694	$30,666	$22,219	$(1,713)	$(1,821)	$(36)	$(4,213)	$45,796

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended December 31,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income	$669	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	545	127
Gain on sales and calls of securities, net	(254)	(842)
Write down of securities	527	932
Net decrease in loans held-for-sale	1,272	775
Change in deferred loan costs, net	60	6
Provision for loan losses	442	507
Gain (loss) on sale of other real estate owned	(40)	31
Writedown of other real esate owned	95	321
Depreciation and amortization	234	275
Amortization of core deposit intangible	74	89
Decrease (increase) in accrued interest receivable and other assets	196	(2,181)
Increase in cash surrender value of bank owned life insurance	(140)	(140)
(Decrease) in other liabilities	(187)	(626)
Stock-based compensation	105	143
Net cash provided by operating activities	3,598	348
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	6,636	21,077
Proceeds from maturities of available-for-sale securities	14,097	27,654
Purchase of held-to-maturity securities	(62,955)	(35,960)
Proceeds from maturities of held-to-maturity securities	33,301	465
Loan originations net of principal collections	(670)	1,493
Recoveries of loans previously charged off	21	25
Proceeds from sale of other real estate owned	177	1,049
Capital expenditures - premises and equipment	(26)	(559)
Net cash provided by investing activities	(9,419)	15,244
Cash flows from financing activities
Net (decrease) increase in savings, demand deposits and NOW accounts	(4,080)	25,681
Net (decrease) in time deposit accounts	(641)	(9,563)
Net increase (decrease) in mortgagors’ escrow account	32	(59)
Proceeds from Federal Home Loan Bank advances	10,000	-
Repayments of Federal Home Loans Bank advances	(15,000)	(18,000)
Net (decrease) increase in securities sold under agreement to repurchase	(381)	1,501
Dividends paid	-	(236)
Net cash used by financing activities	(10,070)	(676)
(Decrease) increase in cash and cash equivalents	(15,891)	14,916
Cash and cash equivalents at beginning of year	23,291	6,059
Cash and cash equivalents at end of period	$7,400	$20,975
Supplemental disclosures
Cash paid during the period for:
Interest	$4,399	$5,511
Income taxes paid	$805	$20
Loans transferred to other real estate owned	$144	$1,174

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

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules are effective July 1, 2010.  This ASU did not have a significant impact on the Company’s financial condition and results of operations.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other.”  This ASU is to addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010.  For nonpublic entities, the amendments are effective for fiscal years and interim periods beginning after December 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended December 31, 2010 and December 31, 2009:
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net income	$99,000	$528,000	$669,000	$931,000
Dividends and undistributed earnings allocated to unvested shares of stock awards	157	2,381	1,585	5,301
Net income available to common shareholders	98,843	525,619	667,415	925,699
Average basic common shares	6,339,910	6,309,519	6,333,350	6,302,691
Dilutive effect of stock options	0	0	0	0
Average diluted common shares	6,339,910	6,309,519	6,333,350	6,302,691

Basic EPS:	$0.02	$0.08	$0.11	$0.15
Diluted EPS:	$0.02	$0.08	$0.11	$0.15

NOTE 5 – Investment Securities

The carrying value of investment securities are as follows:

	Carrying Value at
	December 31, 2010		June 30, 2010
	Balance	Percent of total	Balance	Percent of total
(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and agency securities	$1,793	1.0%	$6,101	3.6%
Corporate bonds and other securities	4,495	2.5%	4,368	2.6%
Mortgage-backed securities	50,573	28.3%	66,967	39.6%
Equity securities	9,599	5.3%	8,457	5.0%
Total securities, available-for-sale	66,460	37.1%	85,893	50.8%
Securities, held-to-maturity:
U.S. Government and agency securities	28,209	15.8%	45,275	26.8%
Mortgage-backed securities	84,187	47.1%	37,974	22.4%
Total securities, held-to-maturity	112,396	62.9%	83,249	49.2%
Total securities	$178,856	100.0%	$169,142	100.0%

There were no gross gains or gross losses realized on sales of available-for-sale securities for the three months ended December 31, 2010 and $512,000 of gross gains for the three months ended December 31, 2009.    There was an other-than-temporary impairment charge on available-for-sale securities of $354,000 during the three months ended December 31, 2010 and $603,000 during the three months ended December 31, 2009.  The loss on write-downs of securities included total other-than-temporary impairment losses of $1.3 million and $3.0 million, net of $978,000 and $2.4 million recognized in other comprehensive income for the three months ended December 31, 2010 and 2009, respectively, before taxes.  There were gross gains of $254,000 realized on sales of available-for-sale securities for the six months ended December 31, 2010 and $877,000 gross gains for the six months ended December 31, 2009.  There were no gross losses realized on sales of available-for-sale securities for the six months ended December 31, 2010 and $35,000 for the six months ended December 31, 2009.  There was an other-than-temporary impairment charge on available-for-sale securities of $527,000 during the six months ended December 31, 2010 and $932,000 during the six months ended December 31, 2009.  The loss on write-downs of securities included total other-than-temporary impairment losses of $2.1 million and $3.4 million, net of $1.6 million and $2.5 million recognized in other comprehensive income for the six months ended December 31, 2010 and 2009, respectively, before taxes.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at:

December 31, 2010:	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency securities	$13,507	$195	$-	$-	$13,507	$195
Corporate bonds and other obligations	-	-	4,495	1,504	4,495	1,504
Mortgage-backed securities	48,305	571	969	156	49,274	727
Equity securities	-	-	6,291	709	6,291	709
Total temporarily impaired securities	61,812	766	11,755	2,369	73,567	3,135
Other-than-temporarily impaired debt securities (1)
Mortgage-backed securities	227	274	10,761	2,278	10,988	2,552

Total temporarily-impaired and other-than-temporarily impaired securities	$62,039	$1,040	$22,516	$4,647	$84,555	$5,687

June 30, 2010:	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and other obligations	$-	$-	$4,368	$1,630	$4,368	$1,630
Mortgage-backed securities	12,307	101	1,032	188	13,339	289
Equity securities	2,744	256	5,660	1,340	8,404	1,596
Total temporarily impaired securities	15,051	357	11,060	3,158	26,111	3,515
Other-than-temporarily impaired debt securities (1)
Mortgage-backed securities	852	419	14,349	3,107	15,201	3,526

Total temporarily-impaired and other-than-temporarily impaired securities	$15,903	$776	$25,409	$6,265	$41,312	$7,041

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income.

The Company had at December 31, 2010 and June 30, 2010, 46 and 25 individual investment securities, respectively, in which the fair value of the security was less than the amortized cost of the security.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

Auction-rate trust preferred securities. At December 31, 2010, our auction-rate trust preferred securities (“ARP”) portfolio totaled $9.6 million, or 5.3% of total securities, all of which were classified as available-for-sale.    Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At December 31, 2010, our investments in auction-rate trust preferred securities consisted of investments in four corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks.  Putnam Bank owns $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008.  The current book value of this investment as of December 31, 2010 was $46,000.

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

The Company had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market.  As a result, during the quarter ended June 30, 2009, the Company modified its methodology for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield earned by the Company through the Class A certificates compared with the nominal rate available to a direct owner of the collateral preferred shares.  The Company has recognized an improvement in the fair value as of December 31, 2010 compared to June 30, 2010, primarily due to the increased market values of the underlying collateral preferred shares.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information as of December 31, 2010 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America	Freddie Mac	Freddie Mac
Par amount	$3,000,000	$5,000,000	$2,000,000	$2,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000	$23,000	$23,000
Purchase Date	12-12-07	09-04-07	11-20-07	11-09-07	01-03-08
Maturity Date	08-23-26	05-28-27	08-17-47	06-30-20	06-30-20
Next Reset Date	02-18-11	02-25-11	02-16-11	01-10-11	01-03-11
Reset Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes	No	No
Current Rate	4.593%	4.714%	4.678%	0.000%	0.000%
Dividends Current:	Yes	Yes	Yes	No	No

Federal Home Loan Bank Stock.  At December 31, 2010, the Company owned $8.1 million of Federal Home Loan Bank stock.  The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2010, consistent with its accounting policies. The regional banks within the Federal Home Loan Bank System have experienced higher levels of other-than-temporary impairment in their private label mortgage-backed securities and home equity loans, which has raised concerns about whether their capital levels could be reduced below regulatory requirements. In response to unprecedented market conditions and potential future losses, the FHLB has implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. The Company has realized a decline in the dividend yield on its holdings in FHLB stock since the FHLB announced the temporary suspension of dividend payments. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of FHLB stock held by the Bank.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Boston, the actions taken by the FHLB of Boston to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company has not recognized an other-than-temporary impairment loss. Standard and Poor’s rated the Federal Home Loan Bank of Boston as AAA/Stable/A-1+ on April 14, 2010.  Even though the Company did not recognize an other-than-temporary impairment loss during the six months ended December 31, 2010, continued deterioration in the FHLB of Boston’s financial position may result in future impairment losses.

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2010 and June 30, 2010:

	December 31, 2010		June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage Loans:
Residential (1)	$196,003	75.72%	$194,960	75.37%
Commercial real estate	53,857	20.80	54,398	21.03
Residential construction	1,019	0.39	1,338	0.52
Commercial	6,939	2.68	6,786	2.62
Consumer and other	1,052	0.41	1,177	0.46

Total loans	258,870	100.00%	258,659	100.00%

Unadvanced construction loans	(1,733)		(1,521)
	257,137		257,138
Net deferred loan costs	225		285
Allowance for loan losses	(2,587)		(2,651)

Loans, net	$254,775		$254,772

(1) Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Credit Quality Information

The Company utilizes a nine grade internal loan rating system as follows:

Loans rated 1 -5:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6:  Loans in this category are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7:  Loans in this category are considered “substandard.”  Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8:  Loans in this category are considered “doubtful.”  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9:  Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  Annually, the Company engages an independent third-party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loans by risk rating at December 31, 2010.

	Residential	Commercial	Residential	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Other	Total
Grade:
Pass	193,563	39,219	234	6,723	984	67	240,790
Special Mention	228	3,922	-	121	-	-	4,271
Substandard	2,212	9,769	-	95	-	-	12,076
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	196,003	52,910	234	6,939	984	67	257,137

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At December 31,	At June 30,
	2010	2010
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans (1)	$2,213	$1,425
Commercial real estate	3,532	4,164
Residential construction	-	-
Commercial	-	213
Consumer and other	-	-
Total non-accrual loans	5,745	5,802

Accruing loans past due 90 days or more:
Residential mortgage loans (1)	205	491
Commercial real estate	259	-
Residential construction	-	-
Commercial	-	-
Consumer and other	-	-
Total	464	491

Total non-performing loans	6,209	6,293

Other real estate owned	1,473	1,561
Other non-performing assets	46	46
Total non-performing assets	7,728	7,900

Troubled debt restructurings in compliance with restructured terms	4,187	930
	$11,915	$8,830

Total non-performing loans to total loans	2.41%	2.45%
Total non-performing assets to total assets	1.61	1.61
Total non-performing assets and troubled debt restructurings to total assets	2.48	1.80

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Total non-performing assets decreased $172,000 to $7.7 million at December 31, 2010 from $7.9 million at June 30, 2010. Non-performing assets as of December 31, 2010 consisted of $1.5 million in Other Real Estate Owned which reflects the repossession of a six-lot residential development project at a carrying value of $303,000, a partially completed single family home within the same subdivision with a carrying value of $160,000 and 34 acres of land carried at $110,000, one single unit condominium at a carrying value of $112,000, a single family home at a carrying value of $142,000, one residential/commercial office space at a carrying value of $213,000, a single family home with a carrying value of $144,000 and an in-substance foreclosure of a condominium project at a carrying value of $289,000. Also included in non-performing assets is $46,000 in Freddie Mac auction-rate trust preferred securities and $6.2 million in non-performing loans. These loans consisted of 12 residential loans totaling $2.4 million and 11 commercial real estate loans totaling $3.8 million. Non-performing assets as of June 30, 2010 consisted of the same $1.6 million in Other Real Estate Owned detailed above as of December 31, 2010. Also included in non-performing assets at June 30, 2010 was $46,000 in Freddie Mac auction-rate trust preferred securities and $6.3 million in non-performing loans. These loans consisted of nine residential loans totaling $1.9 million, three commercial and industrial loans totaling $212,000 and 11 commercial real estate loans totaling $4.2 million.

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

The following table sets forth information regarding past due loans:

	30–59 Days	60–89 Days	90 days	Total
	Past Due	Past Due	or greater	Past Due
2010
Real Estate:
Residential	3,583	23	1,776	5,382
Commercial	1,347	229	2,197	3,773
Residential Construction	40	-	-	40
Commercial and Industrial	168	-	-	168
Consumer	6	-	-	6
Other	-	-	-	-
Total	5,144	252	3,973	9,369

The following is a summary of information pertaining to impaired loans at December 31, 2010 (in thousands)

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2010	Investment	Balance	Allowance	Investment
Impaired loans without a valuation allowance:
Real Estate:
Residential	2,006	2,006	0	1,220
Commercial	2,860	2,860	0	2,858
Residential Construction	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Total impaired with no related allowance	4,866	4,866	0	4,078

Impaired loans with a valuation allowance:
Real Estate:
Residential	898	1,009	111	1,142
Commercial	3,652	4,004	352	2,727
Residential Construction	0	0	0	0
Commercial and Industrial	0	0	0	71
Consumer	0	32	32	33
Total impaired with an allowance recorded	4,550	5,045	495	3,973

Total Impaired Loans:
Real Estate:
Residential	2,904	3,015	111	2,362
Commercial	6,512	6,864	352	5,585
Residential Construction	0	0	0	0
Commercial and Industrial	0	0	0	71
Consumer	0	32	32	33
Total impaired loans	9,416	9,911	495	8,051

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

NOTE 8 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three and six months ended December 31, 2010, as compared to the prior year periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Balance, beginning of period	$2,580	$2,128	$2,651	$2,200
Provision for loan losses	242	265	442	507
Charge offs	(244)	(201)	(527)	(525)
Recoveries	9	15	21	25
Balance, end of period	$2,587	$2,207	$2,587	$2,207

At December 31, 2010, the Company had 22 loans with balances of $5.8 million on nonaccrual status and two loans with balances of $464,000 past due 90 days or more and still accruing. At December 31, 2009, the Company had 18 loans with balances of $6.1 million on nonaccrual status and 24 loans with a balance of $4.0 million past due 90 days or more and still accruing. The Company had 36 loan relationships that are considered impaired with a balance of $9.9 million as of December 31, 2010 and there were 15 impaired loan relationships with a balance of $5.9 million as of December 31, 2009.

An analysis of the allowance for loan losses is as follows:

	Residential	Commercial	Residential	Commercial
December 31, 2010	Real Estate	Real Estate	Construction	and Industrial	Consumer	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	1,332	901	10	297	37	6	68	2,651
Charge-offs	207	63	-	212	2	43	-	527
Recoveries	2	-	-	-	1	18	-	21
Provision	244	183	(2)	2	(2)	23	(6)	442
Ending Balance	1,371	1,021	8	87	34	4	62	2,587

Ending balance:Individually evaluated for impairment	111	352	-	-	32	-	-	495

Ending balance:collectively evaluated for impairment	1,260	669	8	87	2	4	62	2,092

Ending balance:loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Loans:
Ending Balance	196,003	52,910	234	6,939	984	67	-	257,137

Ending balance:Individually evaluated for impairment	3,008	6,868	-	-	32	-	-	9,908

Ending balance:collectively evaluated for impairment	192,995	46,042	234	6,939	952	67	-	247,229

Ending balance:loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. For each portfolio segment, management assigns a reserve based on delinquency trends, charge-off experience, economic conditions, portfolio trends, concentrations and management adjustments.

NOTE 9 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005. The goodwill and core deposit intangible are evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period. The carrying amount of goodwill and core deposit intangible as of December 31, 2010 was $6.9 million and $399,000, respectively. The amortization expense related to the core deposit intangible for the three months ended December 31, 2010 and 2009 was $37,000 and $44,000, respectively. The amortization expense related to the core deposit intangible for the six months ended December 31, 2010 and 2009 was $74,000 and $89,000, respectively.

	December 31,	June 30,
	2010	2010
	(in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	399	473
Total intangible assets	$7,311	$7,385

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

(in thousands)

For the six months ending June 30, 2011	75
For the twelve months ending June 30, 2012	121
For the twelve months ending June 30, 2013	93
For the twelve months ending June 30, 2014	65
For the twelve months ending June 30, 2015	37
For the twelve months ending June 30, 2016	8
Total	$399

NOTE 10 – Comprehensive Income

Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The Company’s only source of other comprehensive income is the net unrealized gain (loss) on securities.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Income	$99	$528	$669	$931

Other comprehensive income
Net unrealized holding (losses) gains on available-for-sale securities	(80)	2,056	1,338	4,664
Reclassification adjustment for loss recognized in net income	355	91	273	90
Other comprehensive income before tax expense	275	2,147	1,611	4,754
Income tax expense related to items of other comprehensive income	(93)	(729)	(548)	(1,617)
Other comprehensive income, net of tax	182	1,418	1,063	3,137
Total comprehensive income	$281	$1,946	$1,732	$4,068

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2010.

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended December 31, 2010.

The following summarizes assets measured at fair value for the period ending December 31, 2010 (in thousands):
ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Securities available for sale
U. S. Government agency securities	$1,793	$-	$1,793	$-
Corporate securities	4,495	-	4,495	-
Mortgage backed securities insured or guaranteed by U.S. Government enterprises	35,767	-	35,767	-
Non-agency mortgage-backed securities	14,806	-	14,806	-
Equity securities	9,599	-	-	9,599
Total	$66,460	$-	$56,861	$9,599

	Fair Value Measurements Using Significant Unobservable Inputs Level 3
(In thousands)	Available-for-sale Securities	Total
Beginning balance, July 1, 2010	$8,457	$8,457
Total gains or losses
Included in earnings	-	-
Included in other comprehensive income	1,142	1,142
Principal payments on securities	-	-
Amortization of securities, net	-	-
Transfers in and/or out of Level 3	-	-
Ending balance, December 31, 2010	$9,599	$9,599
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date for trading securities	$-	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$4,550	$-	$-	$4,550
Other real estate owned	1,473	-	398	1,075
Totals	$6,023	$-	$398	$5,625

	Fair Value Measurements Using Significant Unobservable Inputs
(In thousands)	Impaired Loans	Level 3 Other Real Estate Owned	Total
Beginning balance, July 1, 2010	$1,784	$1,170	$2,954
Total gains or losses	-	-	-
Writedown of other real estate owned	-	(95)	(95)
Transfers in and/or out of Level 3	2,766	-	2,766
Ending balance December 31, 2010	$4,550	$1,075	$5,625

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following summarizes assets measured at fair value for the period ending June 30, 2010 (in thousands):

	Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2010	Level 1	Level 2	Level 3

Securities available-for-sale
U. S. Government agency securities	$6,101	$-	$6,101	$-
Corporate securities	4,368	-	4,368	-
Mortgage-backed securities insured or guaranteed by U. S. Government enterprises	50,734	-	50,734	-
Non-agency mortgage-backed securities	16,233	-	16,233	-
Equity securities	8,457	-	0	8,457
Total	$85,893	$-	$77,436	$8,457

			Fair Value Measurements
			Using Significant Unobservable Inputs
			(Level 3)
			Available-for-sale
			Securities	Total
Beginning balance, July 1, 2009			$7,466	$7,466
Total gains or losses (realized/unrealized)
Included in earnings				-
Included in other comprehensive income			991	991
Principal payments on securities				-
Accretion of securities, net				-
Transfers out of Level 3				-
Ending balance, June 30, 2010			$8,457	$8,457

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date			$-	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
(In thousands)	June 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$1,784	$-	$-	$1,784
Other real estate owned	1,561	-	391	1,170
Totals	$3,345	$-	$391	$2,954

		Fair Value Measurements
		Using Significant Unobservable Inputs
(In thousands)		Impaired Loans	Level 3 Other Real Estate Owned	Total
Beginning balance, July 1, 2009		$-	$-	$-
Total gains or losses
Transfers in and/or out of Level 3		1,784	1,170	2,954
Ending balance June 30, 2010		$1,784	$1,170	$2,954

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended December 31, 2010 and December 31, 2009 of $34,000 and $71,000, respectively.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the six months ended December 31, 2010 and December 31, 2009 of $105,000 and $143,000, respectively.

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

NOTE 13 – Dividends

The Company did not declare a dividend during the second quarter of fiscal 2011.

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

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2010	2010
	(in thousands)
Commitments to extend credit:
Loan commitments	$2,243	$1,305
Unadvanced construction loans	1,733	1,521
Unadvanced lines of credit	14,236	15,213
Standby letters of credit	757	857
Outstanding commitments	$18,969	$18,896

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 2010 and 2009, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2010 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2010.

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

During the quarter ended December 31, 2010, the Company recorded a non-cash OTTI charge of $354,000 and during the quarter ended December 31, 2009, the Company recorded a non-cash OTTI charge of $603,000.  Both of these OTTI charges were taken on Non-Agency CMO securities.  The net interest margin decreased from 2.86% for the quarter ended December 31, 2009 to 2.47% for the quarter ended December 31, 2010, as we experienced a $404,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense decreased $35,000 during the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009.  The provision for loan losses decreased $24,000 during the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009.

During the six months ended December 31, 2010, the Company recorded a non-cash OTTI charge of $527,000 and during the six months ended December 31, 2009, the Company recorded a non-cash OTTI charge of $932,000.  Both of these OTTI charges were taken on Non-Agency CMO securities.  The net interest margin decreased from 2.82% for the six months ended December 31, 2009 to 2.52% for the six months ended December 31, 2010, as we experienced a $625,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense decreased $469,000 during the six months ended December 31, 2010 compared to the six months ended December 31, 2009.  The provision for loan losses decreased $65,000 during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our allowance for loan losses, goodwill and the impairment of securities.

Loans.  The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer segments. Residential real estate loans include classes for 1-4 family owner occupied, second mortgages and equity lines of credit.  Consumer loans include classes for personal and credit card loans.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful.  All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2010.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate - The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate - Loans in this segment are primarily income-producing properties throughout New England.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction loans – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans - Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated component

The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and determined that $527,000 of write-downs were recognized through the income statement during the six months ended December 31, 2010 on other-than-temporarily impaired securities and $932,000 of write-downs were recognized through the income statement during the six months ended December 31, 2009 on other-than-temporarily impaired securities.  The loss on write-downs of securities reflected total other-than-temporary impairment losses of $2.1 million and $3.4 million, net of $1.6 million and $2.5 million recognized in other comprehensive income for the six months ended December 31, 2010 and 2009, respectively, before taxes.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

Assets

Total assets decreased to $480.9 million at December 31, 2010 from $489.4 million at June 30, 2010.  Investments in available-for-sale securities decreased $19.4 million during the six months ended December 31, 2010, and represented $66.5 million or 13.8% of total assets at December 31, 2010.  This decrease was primarily due to $6.6 million in sales and $47.4 million in pay downs, calls and maturities during the six months ended December 31, 2010.  Investments in held-to-maturity securities increased $29.1 million during the quarter ended December 31, 2010, and represented $112.4 million or 23.4% of total assets at December 31, 2010. This increase was due to new security purchases being classified as held-to-maturity due to the Company’s intent and ability to hold these securities to maturity.  Net loans remain unchanged at $254.8 million at December 31, 2010 and June 30, 2010 and now represent 53.0% of total assets.  Included in other assets as of December 31, 2010 was $1.9 million in prepaid FDIC assessments.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at December 31, 2010 and June 30, 2010.  For additional information, see “Comparison of Operating Results for the Three and Six Months Ended December 31, 2010 and 2009 – Provision for loan losses.”

	December 31,	June 30,
	2010	2010
	(Dollars in thousands)

Allowance for loan losses	$2,587	$2,651
Gross loans outstanding	257,362	257,423
Nonperforming loans	6,209	6,293

Allowance/gross loans outstanding	1.01%	1.03%
Allowance/nonperforming loans	41.7%	42.1%

At December 31, 2010, despite the low ratio of the allowance to nonperforming loans, we believe that the allowance for loan losses was sufficient because of (i) our analysis of the collateral supporting non-performing loans and (ii) the fact that certain non-performing loans were in the process of being renewed as of December 31, 2010.

Liabilities

Total liabilities decreased to $435.1 million at December 31, 2010 from $445.5 million at June 30, 2010.  Total deposits decreased to $330.4 million at December 31, 2010 from $335.1 million at June 30, 2010, a decrease of $4.7 million or 1.4%. Federal Home Loan Bank advances decreased to $95.5 million at December 31, 2010 from $100.5 million at June 30, 2010, a decrease of $5.0 million or 5.0%.  Securities sold under agreements to repurchase decreased to $5.5 million at December 31, 2010 from $5.9 million at June 30, 2010, a decrease of $381,000 or 6.5%.

Stockholders’ Equity

Stockholders’ equity increased to $45.8 million at December 31, 2010 from $43.9 million at June 30, 2010, primarily due to net income of $669,000 and a reduction in other comprehensive loss of $1.1 million.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2010 and 2009

Net Income

Net income amounted to $99,000 or $.02 per basic and diluted share for the quarter ended December 31, 2010 compared to net income of $528,000 or $.08 per basic and diluted share for the quarter ended December 31, 2009.  The decrease in net income was primarily due to decreases in net interest income of $404,000 and net gains on sale of securities of $512,000.  This was partially offset by other-than-temporarily impaired investment write-downs of $354,000 during the quarter ended December 31, 2010 compared to $603,000 for the quarter ended December 31, 2009.  Income tax expense decreased by $224,000 to a tax benefit of $35,000 for the quarter ended December 31, 2010 compared to income tax expense of $189,000 during the quarter ended December 31, 2009.  The tax benefit was due to income recorded on assets with favorable tax treatment with no offsetting book tax expense.

Net income amounted to $669,000 or $.11 per basic and diluted share for the six months ended December 31, 2010 compared to net income of $931,000 or $.15 per basic and diluted share for the six months ended December 31, 2009.  The decrease in net income was primarily due to decreases in net interest income of $625,000 and net gains on sale of securities of $588,000.  This was partially offset by other-than-temporarily impaired investment write-downs of $527,000 during the six months ended December 31, 2010 compared to $932,000 for the six months ended December 31, 2009. Noninterest expense decreased by $469,000 to $5.6 million for the six months ended December 31, 2010 compared to $6.1 million for the six months ended December 31, 2009.  Income tax expense decreased by $116,000 to $180,000 for the six months ended December 31, 2010 compared to $296,000 during the six months ended December 31, 2009.

Interest and Dividend Income

Interest and dividend income amounted to $5.0 million for the quarter ended December 31, 2010 as compared to $5.8 million for the quarter ended December 31, 2009, a decrease of $830,000 or 14.4%.  This was primarily due to a decrease in yield on earning assets of 80 basis points to 4.38% for the quarter ended December 31, 2010 compared to 5.18% for the quarter ended December 31, 2009.  Average investment securities increased $27.3 million to $189.6 million for the quarter ended December 31, 2010 compared to $162.3 million for the quarter ended December 31, 2009.  The yield on investment securities decreased 178 basis points to 3.18% for the quarter ended December 31, 2010 compared to 4.96% for the quarter ended December 31, 2009.  Average loans decreased by $10.8 million to $256.3 million for the quarter ended December 31, 2010 compared to $267.1 million for the quarter ended December 31, 2009.  The yield on loans decreased 26 basis points to 5.32% for the quarter ended December 31, 2010 compared to 5.58% for the quarter ended December 31, 2009.

Interest and dividend income amounted to $10.1 million for the six months ended December 31, 2010 as compared to $11.8 million for the six months ended December 31, 2009, a decrease of $1.7 million or 14.4%.  This was primarily due to a decrease in yield on earning assets of 79 basis points to 4.45% for the six months ended December 31, 2010 compared to 5.24% for the six months ended December 31, 2009.  Average investment securities increased $19.6 million to $186.5 million for the six months ended December 31, 2010 compared to $166.9 million for the six months ended December 31, 2009.  The yield on investment securities decreased 175 basis points to 3.36% for the six months ended December 31, 2010 compared to 5.11% for the six months ended December 31, 2009.  Average loans decreased by $11.1 million to $256.7 million for the six months ended December 31, 2010 compared to $267.8 million for the six months ended December 31, 2009.  The yield on loans decreased 19 basis points to 5.36% for the six months ended December 31, 2010 compared to 5.55% for the six months ended December 31, 2009.

Interest Expense

Interest expense amounted to $2.2 million for the quarter ended December 31, 2010 as compared to $2.6 million for the quarter ended December 31, 2009, a decrease of $426,000 or 16.5%.  The decrease was primarily due to a change in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 46 basis points to 2.15% for the quarter ended December 31, 2010 from 2.61% for the quarter ended December 31, 2009.  The average rate on interest-bearing deposits decreased by 50 basis points to 1.65% for the quarter ended December 31, 2010 compared to 2.15% for the quarter ended December 31, 2009.  The average rate on borrowed money decreased by 19 basis points to 3.59% for the quarter ended December 31, 2010 compared to 3.78% for the quarter ended December 31, 2009.

Interest expense amounted to $4.4 million for the six months ended December 31, 2010 as compared to $5.5 million for the six months ended December 31, 2009, a decrease of $1.1 million or 19.6%.  The decrease was primarily due to a change in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 55 basis points to 2.17% for the six months ended December 31, 2010 from 2.72% for the six months ended December 31, 2009.  The average rate on interest-bearing deposits decreased by 57 basis points to 1.67% for the six months ended December 31, 2010 compared to 2.24% for the six months ended December 31, 2009.  The average rate on borrowed money decreased by 29 basis points to 3.56% for the six months ended December 31, 2010 compared to 3.85% for the six months ended December 31, 2009.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.8 million for the quarter ended December 31, 2010 as compared to $3.2 million for the quarter ended December 31, 2009, a decrease of $404,000 or 12.6%.  Net interest spread decreased by 34 basis points to 2.23% for the quarter ended December 31, 2010 from 2.57% for the quarter ended December 31, 2009.  Net interest margin decreased 39 basis points to 2.47% as compared to 2.86% when comparing the quarters ended December 31, 2010 and 2009.  Net interest-earning assets increased $1.2 million to $50.7 million for the quarter ended December 31, 2010 compared to $49.5 million for the quarter ended December 31, 2009.

Net interest and dividend income amounted to $5.7 million for the six months ended December 31, 2010 as compared to $6.3 million for the six months ended December 31, 2009, a decrease of $625,000 or 9.9%.  Net interest spread decreased by 26 basis points to 2.27% for the six months ended December 31, 2010 from 2.53% for the six months ended December 31, 2009.  Net interest margin decreased 30 basis points to 2.52% as compared to 2.82% when comparing the six months ended December 31, 2010 and 2009.  Net interest-earning assets increased $2.6 million to $50.5 million for the six months ended December 31, 2010 compared to $47.8 million for the six months ended December 31, 2009.

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

Provision for Loan Losses

The provision for loan losses amounted to $241,000 for the quarter ended December 31, 2010 as compared to $265,000 for the quarter ended December 31, 2009, a decrease of $24,000 or 9.1%.  The provision for loan losses amounted to $442,000 for the six months ended December 31, 2010 as compared to $507,000 for the six months ended December 31, 2009, a decrease of $65,000 or 12.8%.   The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of those conditions. The ratio of the allowance to gross loans outstanding was 1.01% as of December 31, 2010 compared to 1.03% as of June 30, 2010.  Net charge-offs were $235,000 for the quarter ended December 31, 2010 compared to $186,000 for the quarter ended December 31, 2009.  Net charge-offs were $506,000 for the six months ended December 31, 2010 compared to $500,000 for the six months ended December 31, 2009.  The ratio of the allowance to nonperforming loans was 41.7% as of December 31, 2010 compared to 42.1% as of June 30, 2010.  Management believes that the nonperforming loans will not have a material effect on the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income totaled $392,000 for the quarter ended December 31, 2010 compared to $700,000 for the quarter ended December 31, 2009, a decrease of $308,000 or 44.0%.  The decrease was primarily due to a decrease in net gains on securities sales of $512,000 for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009.  This was partially offset by a decrease in write-downs of investments of $249,000 or 41.3% to $354,000 for the quarter ended December 31, 2010 compared to $603,000 for the quarter ended December 31, 2009.  The impairment charges for the quarters ended December 31, 2010 and December 31, 2009 consisted of private label CMOs.

Noninterest income totaled $1.2 million for the six months ended December 31, 2010 compared to $1.5 million for the six months ended December 31, 2009, a decrease of $287,000 or 19.3%.  The decrease was primarily due to a decrease in net gains on securities sales of $588,000 for the six months ended December 31, 2010 compared to the quarter ended December 31, 2009.  This was partially offset by a decrease in write-downs of investments of $405,000 or 43.5% to $527,000 for the quarter ended December 31, 2010 compared to $932,000 for the six months ended December 31, 2009.  The impairment charges for the quarters ended December 31, 2010 and December 31, 2009 consisted of private label CMOs.

Noninterest Expense

Noninterest expense amounted to $2.88 million for the quarter ended December 31, 2010 as compared to $2.91 million for the quarter ended December 31, 2009, a decrease of $35,000 or 1.2%.  Compensation and benefits expense decreased $72,000 or 4.7%.  This was due to decreases in medical insurance expense of $25,000, employee stock award expense of $22,000 and salary expense of $16,000.  Occupancy and equipment expense increased $4,000 or 1.3%.  Other noninterest expenses increased $33,000 or 3.0% to $1.13 million for the quarter ended December 31, 2010 compared to $1.09 million for the quarter ended December 31, 2009.

Noninterest expense amounted to $5.6 million for the six months ended December 31, 2010 as compared to $6.1 million for the six months ended December 31, 2009, a decrease of $469,000 or 7.7%.  Compensation and benefits expense decreased $85,000 or 2.8%. This was due to decreases in medical insurance expense of $29,000, employee stock award expense of $22,000 and salary expense of $30,000.     Other noninterest expenses decreased $385,000 or 15.6% to $2.1 million for the six months ended December 31, 2010 compared to $2.5 million for the six months ended December 31, 2009. This decrease was primarily due to decreases in other real estate owned write-downs of $226,000 and prepayment penalties on borrowings of $153,000 during the six months ended December 31, 2009.

Provision for Income Taxes

Income tax benefit amounted to $35,000 for the quarter ended December 31, 2010 compared to income tax expense of $189,000 for the quarter ended December 31, 2009. The tax benefit was due to income recorded on assets with favorable tax treatment.   Income tax expense amounted to $180,000 for the six months ended December 31, 2010 compared to $296,000 for the six months ended December 31, 2009.

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

	For the Three Months Ended December 31,
		2010			2009
			(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$189,635	$1,518	3.18%	$162,290	$2,028	4.96%
Loans	256,266	3,434	5.32%	267,109	3,754	5.58%
Other earning assets	2,780	1	0.14%	13,949	1	0.03%
Total interest-earnings assets	448,681	4,953	4.38%	443,348	5,783	5.18%
Non-interest-earning assets	35,403			32,964
Total assets	$484,084			$476,312

Interest-bearing liabilities:
NOW accounts	$88,742	244	1.09%	$79,579	367	1.83%
Savings accounts	47,349	42	0.35%	45,669	54	0.47%
Money market accounts	13,578	31	0.91%	10,501	29	1.10%
Time deposits	144,797	908	2.49%	148,315	1,092	2.92%
Borrowed money	103,527	936	3.59%	109,748	1,045	3.78%
Total interest-bearing liabilities	397,993	2,161	2.15%	393,812	2,587	2.61%
Non-interest-bearing demand deposits	36,043			35,384
Other non-interest-bearing liabilities	4,207			4,069
Capital accounts	45,841			43,047
Total liabilities and capital accounts	$484,084			$476,312

Net interest income		$2,792			$3,196
Interest rate spread			2.23%			2.57%
Net interest-earning assets	$50,688			$49,536
Net interest margin			2.47%			2.86%
Average earning assets to average interest-bearing liabilities			112.74%			112.58%

	For the Six Months Ended December 31,
		2010			2009
			(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$186,516	$3,162	3.36%	$166,868	$4,299	5.11%
Loans	256,664	6,937	5.36%	267,780	7,494	5.55%
Other earning assets	7,643	3	0.08%	11,610	3	0.05%
Total interest-earnings assets	450,823	10,102	4.45%	446,258	11,796	5.24%
Non-interest-earning assets	32,961			33,451
Total assets	$483,784			$479,709

Interest-bearing liabilities:
NOW accounts	$88,951	505	1.13%	$71,878	687	1.90%
Savings accounts	47,206	85	0.36%	45,858	108	0.47%
Money market accounts	13,236	60	0.90%	10,982	61	1.10%
Time deposits	144,849	1,833	2.51%	151,350	2,301	3.02%
Borrowed money	106,123	1,902	3.56%	118,368	2,297	3.85%
Total interest-bearing liabilities	400,365	4,385	2.17%	398,436	5,454	2.72%
Non-interest-bearing demand deposits	36,143			35,338
Other non-interest-bearing liabilities	2,004			4,120
Capital accounts	45,272			41,815
Total liabilities and capital accounts	$483,784			$479,709

Net interest income		$5,717			$6,342
Interest rate spread			2.27%			2.53%
Net interest-earning assets	$50,458			$47,822
Net interest margin			2.52%			2.82%
Average earning assets to average interest-bearing liabilities			112.60%			112.00%

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

	For the Three Months Ended December 31, 2010
	Compared to the Three Months Ended December 31, 2009

	Increase(Decrease) Due to
INTEREST INCOME	Rate	Volume	Net

Investment securities	$(2,193)	$1,683	$(510)
Loans	(171)	(149)	(320)
Other interest-earning assets	5	(5)	-
TOTAL INTEREST INCOME	(2,359)	1,529	(830)

INTEREST EXPENSE:

NOW accounts	(357)	234	(123)
Savings accounts	(24)	12	(12)
Money Market accounts	(24)	26	2
Time deposits	(159)	(25)	(184)
Other borrowed money	(51)	(58)	(109)
TOTAL INTEREST INCOME	(615)	189	(426)

CHANGE IN NET INTEREST INCOME	$(1,744)	$1,340	$(404)

	For the Six Months Ended December 31, 2010
	Compared to the Six Months Ended December 31, 2009
	Increase(Decrease) Due to
INTEREST INCOME	Rate	Volume	Net

Investment securities	$(2,340)	$1,203	$(1,137)
Loans	(252)	(305)	(557)
Other interest-earning assets	2	(2)	-
TOTAL INTEREST INCOME	(2,590)	896	(1,694)

INTEREST EXPENSE:

NOW accounts	(523)	341	(182)
Savings accounts	(32)	9	(23)
Money Market accounts	(24)	23	(1)
Time deposits	(373)	(95)	(468)
Other borrowed money	(168)	(227)	(395)
TOTAL INTEREST INCOME	(1,120)	51	(1,069)

CHANGE IN NET INTEREST INCOME	$(1,470)	$845	$(625)

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

           Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long-term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated  changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at September 30, 2010 and June 30, 2010.

	Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	September 30, 2010	June 30, 2010

+ 100	-1.50%	-1.25%
+ 200	-5.10%	-4.59%

           The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.  We do not believe that there has been a material change in our NII position between September 30, 2010 and December 31, 2010.

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

           The tables below set forth, at September 30, 2010, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.  We do not believe that there has been a material change in our NPV position between September 30, 2010 and December 31, 2010.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NPV			Increase (Decrease) (basis points)
	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)

+300	$31,909	$(7,278)	-19%	6.72%	-119
+200	$36,577	$(2,610)	-7%	7.56%	-35
+100	$39,272	$85	0%	8.00%	9
0	$39,187	$-	0%	7.91%	0
-100	$38,045	$(1,142)	-3%	7.63%	-28

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2010 of $95.5 million with unused borrowing capacity of $58.0 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 40.0%.  As of December 31, 2010, the ratio of wholesale borrowings to total assets was 19.9%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended December 31, 2010 and 2009, the Bank’s net loan principal (collections) originations were ($670,000) and $1.5 million, respectively. Purchases of securities totaled $63.0 million and $36.0 million, for the six months ended December 31, 2010 and 2009, respectively.

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

Certificates of deposits totaled $143.7 million at December 31, 2010. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at December 31, 2010 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	7.30%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	14.42%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	13.36%

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

For the six months ended December 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PSB HOLDINGS, INC.
(Registrant)

Date	February 14, 2011	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date	February 14, 2011	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer