Form 10-Q
period 2011-03-31
PSB Holdings, Inc.
filed 2011-05-16
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2011, there were 6,528,863 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Audited)
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$6,931	$21,711
Interest-bearing demand deposits with other banks	475	1,580
Total cash and cash equivalents	7,406	23,291
Securities available for sale (at fair value)	61,851	85,893
Securities held-to-maturity (fair value of $115,643 as of March 31, 2011 and $83,698 as of June 30, 2010)	116,193	83,249
Federal Home Loan Bank stock, at cost	8,056	8,056
Loans held-for-sale	514	1,470
Loans	255,477	257,423
Allowance for loan losses	(2,819)	(2,651)
Net loans	252,658	254,772
Premises and equipment	4,972	5,292
Accrued interest receivable	1,520	1,698
Other real estate owned	2,038	1,561
Goodwill	6,912	6,912
Intangible assets	361	473
Bank owned life insurance	6,397	6,191
Other assets	7,754	10,501

Total assets	$476,632	$489,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$34,346	$36,206
Interest-bearing	296,739	298,940
Total deposits	331,085	335,146
Mortgagors’ escrow accounts	994	1,627
Federal Home Loan Bank advances	88,500	100,500
Securities sold under agreements to repurchase	7,005	5,896
Other liabilities	2,133	2,335
Total liabilities	429,717	445,504

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,528,863 shares outstanding at March 31, 2011 and June 30, 2010	694	694
Additional paid-in capital	30,668	30,633
Retained earnings	22,749	21,550
Accumulated other comprehensive loss	(1,126)	(2,776)
Unearned ESOP shares	(1,821)	(1,821)
Unearned stock awards	(36)	(212)
Treasury stock, at cost (414,262) shares at
March 31, 2011 and June 30, 2010)	(4,213)	(4,213)
Total stockholders’ equity	46,915	43,855

Total liabilities and stockholders’ equity	$476,632	$489,359

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands, except share data)		(in thousands, except share data)
Interest and dividend income:
Interest on loans	$3,442	$3,602	$10,378	$11,096
Interest and dividends on investments	1,415	1,815	4,581	6,117
Total interest and dividend income	4,857	5,417	14,959	17,213

Interest expense:
Deposits and escrow	1,154	1,377	3,637	4,533
Borrowed funds	883	1,011	2,785	3,308
Total interest expense	2,037	2,388	6,422	7,841
Net interest and dividend income	2,820	3,029	8,537	9,372

Provision for loan losses	218	257	660	764
Net interest and dividend income after provision for loan losses	2,602	2,772	7,877	8,608

Noninterest income:
Fees for services	497	532	1,560	1,725
Mortgage banking activities	9	53	122	185
Net commissions from brokerage service	36	26	112	63
Other than temporary impairment losses on investments Gross impairment losses	(403)	(2,741)	(2,217)	(5,271)
Less: Impairments recognized in OCI	319	1,803	1,606	3,400
Net impairment losses recognized in earnings	(84)	(938)	(611)	(1,871)
Gain on sale of securities	-	570	254	1,412
Income from legal settlement	420	-	420	-
Other income	98	107	317	317
Total noninterest income	976	350	2,174	1,831

Noninterest expense:
Compensation and benefits	1,456	1,483	4,391	4,504
Occupancy and equipment	368	313	976	919
Data processing	194	187	599	577
Advertising and marketing	38	56	159	202
Prepayment penalties on borrowings	7	-	26	172
FDIC deposit insurance	225	205	633	557
Writedown of other real estate owned	-	-	95	321
Other noninterest expense	570	575	1,603	1,657
Total noninterest expense	2,858	2,819	8,482	8,909
Income before income tax expense	720	303	1,569	1,530

Income tax expense	190	52	370	348
NET INCOME	$530	$251	$1,199	$1,182
Earnings per common share
Basic	$0.08	$0.04	$0.19	$0.19
Diluted	$0.08	$0.04	$0.19	$0.19

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended March 31, 2011 and 2010
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders’ Equity
	(in thousands)

Balances at June 30, 2009	$694	$30,656	$20,383	$(5,277)	$(1,940)	$(409)	$(4,211)	$39,896

Dividends declared	-	-	(95)	-	-	-	-	(95)
Stock-based compensation	-	67	-	-	-	176	-	243

Comprehensive loss:
Net income	-	-	1,182	-	-	-	-	-
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	3,072	-	-	-
Comprehensive income								4,254

Balances at March 31, 2010	$694	$30,723	$21,470	$(2,205)	$(1,940)	$(233)	$(4,211)	$44,298

Balances at June 30, 2010	$694	$30,633	$21,550	$(2,776)	$(1,821)	$(212)	$(4,213)	$43,855

Stock-based compensation	-	35	-	-	-	176	-	211

Comprehensive income:
Net income	-	-	1,199	-	-	-	-	-
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	1,650	-	-	-
Comprehensive income								2,849

Balances at March 31, 2011	$694	$30,668	$22,749	$(1,126)	$(1,821)	$(36)	$(4,213)	$46,915

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months
	Ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$1,199	$1,182
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	902	256
Gain on sales and calls of securities, net	(254)	(1,412)
Write down of securities	611	1,871
Net decrease in loans held-for-sale	956	1,075
Change in deferred loan costs, net	99	24
Provision for loan losses	660	764
(Gain) loss on sale of other real estate owned	(50)	30
Writedown of other real esate owned	95	321
Depreciation and amortization	370	401
Amortization of core deposit intangible	112	133
Decrease (increase) in accrued interest receivable and other assets	2,067	(2,366)
Increase in cash surrender value of bank owned life insurance	(206)	(208)
Decrease in other liabilities	(103)	(452)
Stock-based compensation	112	214
Net cash provided by operating activities	6,570	1,833
Cash flows from investing activities
Purchase of available-for-sale securities	-	(1,000)
Proceeds from sales of available-for-sale securities	6,636	32,705
Proceeds from maturities of available-for-sale securities	19,498	33,888
Purchase of held-to-maturity securities	(81,681)	(62,459)
Proceeds from maturities of held-to-maturity securities	47,886	3,081
Loan originations net of principal collections	597	4,257
Recoveries of loans previously charged off	49	61
Proceeds from sale of other real estate owned	187	680
Capital expenditures - premises and equipment	(42)	(566)
Capital expenditures - other real estate owned	-	(16)
Net cash (used in) provided by investing activities	(6,870)	10,631
Cash flows from financing activities
Net (decrease) increase in savings, demand deposits and NOW accounts	(2,161)	32,306
Net decrease in time deposit accounts	(1,900)	(12,861)
Net decrease in mortgagors’ escrow account	(633)	(631)
Net change in short term Federal Home Loan Bank advances	-	(14,000)
Proceeds from Federal Home Loan Bank advances	10,000	7,000
Repayments of Federal Home Loans Bank advances	(22,000)	(11,000)
Net increase in securities sold under agreement to repurchase	1,109	8,164
Dividends paid	-	(236)
Net cash (used in) provided by financing activities	(15,585)	8,742
(Decrease) increase in cash and cash equivalents	(15,885)	21,206
Cash and cash equivalents at beginning of year	23,291	6,059
Cash and cash equivalents at end of period	$7,406	$27,265
Supplemental disclosures
Cash paid during the period for:
Interest	$6,460	$7,905
Income taxes (received) paid	$(864)	$395
Loans transferred to other real estate owned	$709	$1,598
Increase in due to broker	$-	$4,996
Deferred gain in sale of other real estate owned	$-	$40
Loans originated to finance sale of other real estate owned	$-	$714

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011.  Additional disclosures are also required under this ASU.  The Company is currently evaluating the impact of this ASU.  The ASU is expected to cause more loan modifications to be classified as TDRs and the Company is evaluating its modification programs and practices in light of the new ASU.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.

NOTE 4 – Earnings Per Share (EPS)

The Company has adopted the EPS guidance included in ASC 260-10.  As presented below, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended March 31, 2011 and March 31, 2010:

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net income	$530,000	$251,000	$1,199,000	$1,182,000
Dividends and undistributed earnings allocated to unvested shares of stock awards	284	867	2,118	5,983
Net income available to common shareholders	$529,716	$250,133	$1,196,882	$1,176,017
Average basic common shares	6,349,782	6,319,928	6,338,747	6,308,353
Dilutive effect of stock options	0	0	0	0
Average diluted common shares	6,349,782	6,319,928	6,338,747	6,308,353

Basic EPS:	$0.08	$0.04	$0.19	$0.19
Diluted EPS:	$0.08	$0.04	$0.19	$0.19

NOTE 5 – Investment Securities

The carrying value of investment securities are as follows:

	Carrying Value at
	March 31, 2011		June 30, 2010
		Percent		Percent
	Balance	of total	Balance	of total
(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and agency securities	$716	0.4%	$6,101	3.6%
Corporate bonds and other securities	4,844	2.7%	4,368	2.6%
Mortgage-backed securities	46,018	25.8%	66,967	39.6%
Equity securities	10,273	5.8%	8,457	5.0%
Total securities, available-for-sale	61,851	34.7%	85,893	50.8%
Securities, held-to-maturity:
U.S. Government and agency securities	24,103	13.5%	45,275	26.8%
Mortgage-backed securities	92,090	51.8%	37,974	22.4%
Total securities, held-to-maturity	116,193	65.3%	83,249	49.2%
Total securities	$178,044	100.0%	$169,142	100.0%

There were no gross gains or gross losses realized on sales of available-for-sale securities for the three months ended March 31, 2011 and $570,000 of gross gains for the three months ended March 31, 2010.    There was an other-than-temporary impairment charge on available-for-sale securities of $84,000 during the three months ended March 31, 2011 and $938,000 during the three months ended March 31, 2010.  The loss on write-downs of securities included total other-than-temporary impairment losses of $403,000 and $2.7 million, net of $319,000 and $1.8 million recognized in other comprehensive income for the three months ended March 31, 2011 and 2010, respectively, before taxes.  There were gross gains of $254,000 realized on sales of available-for-sale securities for the nine months ended March 31, 2011 and $1.4 million of gross gains for the nine months ended March 31, 2010.  There were no gross losses realized on sales of available-for-sale securities for the nine months ended March 31, 2011 and $35,000 for the nine months ended March 31, 2010.  There was an other-than-temporary impairment charge on available-for-sale securities of $611,000 during the nine months ended March 31, 2011 and $1.9 million during the nine months ended March 31, 2010.  The loss on write-downs of securities included total other-than-temporary impairment losses of $2.2 million and $5.3 million, net of $1.6 million and $3.4 million recognized in other comprehensive income for the nine months ended March 31, 2011 and 2010, respectively, before taxes.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at:

March 31, 2011:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$19,413	$270	$-	$-	$19,413	$270
Corporate bonds and other obligations	-	-	4,844	1,155	4,844	1,155
Mortgage-backed securities	48,043	705	973	151	49,016	856
Equity securities	-	-	6,676	324	6,676	324
Total temporarily impaired securities	67,456	975	12,493	1,630	79,949	2,605
Other-than-temporarily impaired debt securities (1)
Mortgage-backed securities	2,531	431	6,891	2,032	9,422	2,463
Total temporarily-impaired and other-than-temporarily impaired securities	$69,987	$1,406	$19,384	$3,662	$89,371	$5,068

June 30, 2010:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds and other obligations	$-	$-	$4,368	$1,630	$4,368	$1,630
Mortgage-backed securities	12,307	101	1,032	188	13,339	289
Equity securities	2,744	256	5,660	1,340	8,404	1,596
Total temporarily impaired securities	15,051	357	11,060	3,158	26,111	3,515
Other-than-temporarily impaired debt securities (1)
Mortgage-backed securities	852	419	14,349	3,107	15,201	3,526

Total temporarily-impaired and other-than-temporarily impaired securities	$15,903	$776	$25,409	$6,265	$41,312	$7,041

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income.

The Company had at March 31, 2011 and June 30, 2010, 51 and 25 individual investment securities, respectively, in which the fair value of the security was less than the amortized cost of the security.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

Auction-rate trust preferred securities. At March 31, 2011, our auction-rate trust preferred securities (“ARP”) portfolio totaled $10.3 million, or 5.8% of total securities, all of which were classified as available-for-sale.    Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At March 31, 2011, our investments in auction-rate trust preferred securities consisted of investments in four corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks.  Putnam Bank owns $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008.  The current book value of this investment as of March 31, 2011 was $46,000.

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

The Company had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market.  As a result, during the quarter ended June 30, 2009, the Company modified its methodology for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield earned by the Company through the Class A certificates compared with the nominal rate available to a direct owner of the collateral preferred shares.  The Company has recognized an improvement in the fair value as of March 31, 2011 compared to June 30, 2010, primarily due to the increased market values of the underlying collateral preferred shares.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information as of March 31, 2011 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America	Freddie Mac	Freddie Mac
Par amount	$3,000,000	$5,000,000	$2,000,000	$2,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000	$23,000	$23,000
Purchase Date	12-12-07	09-04-07	11-20-07	11-09-07	01-03-08
Maturity Date	08-23-26	05-28-27	08-17-47	06-30-20	06-30-20
Next Reset Date	05-20-11	05-27-11	05-16-11	04-08-11	04-01-11
Reset Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes	No	No
Current Rate	4.539%	4.496%	4.677%	0.000%	0.000%
Dividends Current:	Yes	Yes	Yes	No	No

Federal Home Loan Bank Stock.  At March 31, 2011, the Company owned $8.1 million of Federal Home Loan Bank stock.  The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of March 31, 2011, consistent with its accounting policies. The regional banks within the Federal Home Loan Bank System have experienced higher levels of other-than-temporary impairment in their private label mortgage-backed securities and home equity loans, which has raised concerns about whether their capital levels could be reduced below regulatory requirements. In response to unprecedented market conditions and potential future losses, the FHLB had implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments.  Fitch rated the Federal Home Loan Bank of Boston (“FHLBB”) as AAA on March 9, 2011.  On February 22, 2011, the FHLBB announced that after five consecutive quarters of profitability, they have reintroduced a modest dividend payment that was paid on March 2, 2011.  The FHLBB’s Board of Directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLBB, the actions taken by the FHLBB to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company has not recognized an other-than-temporary impairment loss.

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at March 31, 2011 and June 30, 2010:

	March 31,		June 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage Loans:
Residential (1)	$194,733	75.68%	$194,960	75.37%
Commercial real estate	52,405	20.37	54,398	21.03
Residential construction	1,856	0.72	1,338	0.52
Commercial	7,224	2.81	6,786	2.62
Consumer and other	1,080	0.42	1,177	0.46

Total loans	257,298	100.00%	258,659	100.00%

Unadvanced construction loans	(2,007)		(1,521)
	255,291		257,138
Net deferred loan costs	186		285
Allowance for loan losses	(2,819)		(2,651)

Loans, net	$252,658		$254,772

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

The following table presents the Company’s loans by risk rating at March 31, 2011.

	Residential	Commercial	Residential	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Other	Total
	(Dollars in thousands)
March 31, 2011
Grade:
Pass	$192,979	$37,175	$870	$6,473	$1,080	$-	$238,577
Special Mention	24	3,322	-	751	-	-	4,097
Substandard	1,730	10,887	-	-	-	-	12,617
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$194,733	$51,384	$870	$7,224	$1,080	$-	$255,291

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At March 31,	At June 30,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans (1)	$1,731	$1,425
Commercial real estate	2,893	4,164
Residential construction	-	-
Commercial	-	213
Consumer and other	-	-
Total non-accrual loans	4,624	5,802

Accruing loans past due 90 days or more:
Residential mortgage loans (1)	-	491
Commercial real estate	-	-
Residential construction	-	-
Commercial	-	-
Consumer and other	-	-
Total	-	491

Total non-performing loans	4,624	6,293

Other real estate owned	2,038	1,561
Other non-performing assets	46	46
Total non-performing assets	6,708	7,900

Troubled debt restructurings in compliance with restructured terms	3,255	930
	$9,963	$8,830

Total non-performing loans to total loans	1.81%	2.45%
Total non-performing assets to total assets	1.41	1.61
Total non-performing assets and troubled debt restructurings to total assets	2.09	1.80

(1)  Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

           Total non-performing assets decreased $1.2 million to $6.7 million at March 31, 2011 from $7.9 million at June 30, 2010. Non-performing assets as of March 31, 2011 consisted of $2.0 million in Other Real Estate Owned which reflects the repossession of a six-lot residential development project at a carrying value of $303,000, a partially completed single family home within the same subdivision with a carrying value of $160,000 and 34 acres of land carried at $110,000,  a single family home at a carrying value of $201,000,  a single family home at a carrying value of $126,000, a single family home at a carrying value of $133,000, one single unit condominium at a carrying value of $112,000, a single family home at a carrying value of $142,000, one residential/commercial office space at a carrying value of $213,000, a single family home at a carrying value of $105,000, a single family home with a carrying value of $144,000 and an in-substance foreclosure of a condominium project at a carrying value of $289,000.  Also included in non-performing assets is $46,000 in Freddie Mac auction-rate trust preferred securities and $4.6 million in non-performing loans.  These loans consisted of seven residential loans totaling $1.7 million and eight commercial real estate loans totaling $2.9 million.  Non-performing assets as of June 30, 2010 consisted of $1.6 million in Other Real Estate Owned, $46,000 in Freddie Mac auction-rate trust preferred securities and $6.3 million in non-performing loans.  These loans consisted of nine residential loans totaling $1.9 million, three commercial and industrial loans totaling $213,000 and 11 commercial real estate loans totaling $4.1 million.

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

The following table sets forth information regarding past due loans at March 31, 2011:

	30–59 Days	60–89 Days	90 days	Total
	Past Due	Past Due	or greater	Past Due
	(Dollars in thousands)
2011
Real Estate:
Residential	$2,662	$123	$1,095	$3,880
Commercial	1,883	-	1,987	3,870
Residential Construction	-	-	-	-
Commercial and Industrial	8	-	-	8
Consumer	-	6	-	6
Other	-	-	-	-
Total	$4,553	$129	$3,082	$7,764

The following is a summary of information pertaining to impaired loans at March 31, 2011 (in thousands)

		Unpaid		Average	Interest	Amount
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	Dollars in thousands
March 31, 2011
Impaired loans without a valuation allowance:
Real Estate:
Residential	$562	$562	$-	$1,241	$9	$10
Commercial	2,396	2,396	-	2,743	9	8
Residential Construction	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer	31	31	-	8	2	2
Total impaired with no related allowance	2,989	2,989	0	3,992	20	20

Impaired loans with a valuation allowance:
Real Estate:
Residential	2,039	2,194	155	1,220	35	43
Commercial	4,784	5,285	501	3,366	53	36
Residential Construction	-	-	-	-	-	-
Commercial and Industrial	-	-	-	53	-	-
Consumer	-	-	-	25	-	-
Total impaired with an allowance recorded	6,823	7,479	656	4,664	88	79

Total Impaired Loans:
Real Estate:
Residential	2,601	2,756	155	2,461	44	53
Commercial	7,180	7,681	501	6,109	62	44
Residential Construction	-	-	-	-	-	-
Commercial and Industrial	-	-	-	53	-	-
Consumer	31	31	-	33	2	2
Total impaired loans	$9,812	$10,468	$656	$8,656	$108	$99

June 30, 2010
Impaired loans	$5,718	$6,164	$446	$6,173	$107	$57

             A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

NOTE 8 – Allowance for Loan Losses

           The following summarizes the changes in the allowance for loan losses for the three and nine months ended March 31, 2011, as compared to the prior year periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Balance, beginning of period	$2,587	$2,207	$2,651	$2,200
Provision for loan losses	218	257	660	764
Charge offs	(14)	(93)	(541)	(618)
Recoveries	28	36	49	61
Balance, end of period	$2,819	$2,407	$2,819	$2,407

           At March 31, 2011, the Company had 18 loans with balances of $4.6 million on nonaccrual status and no loans past due 90 days or more and still accruing.  At March 31, 2010, the Company had 19 loans with balances of $5.4 million on nonaccrual status and 24 loans with a balance of $6.2 million past due 90 days or more and still accruing.  The Company had 27 loan relationships that are considered impaired with a balance of $10.5 million as of March 31, 2011 and there were 19 impaired loan relationships with a balance of $6.0 million as of March 31, 2010.

An analysis of the allowance for loan losses is as follows:

	Residential	Commercial	Residential	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Other	Unallocated	Total
	(Dollars in thousands)
March 31, 2011
Allowance for credit losses:
Beginning balance	$1,332	$901	$10	$297	$37	$6	$68	$2,651
Charge-offs	207	63	-	212	2	57	-	541
Recoveries	4	-	-	15	1	29	-	49
Provision	331	307	9	(10)	(33)	25	31	660
Ending Balance	$1,460	$1,145	$19	$90	$3	$3	$99	$2,819

Ending balance:Individually evaluated for impairment	$155	$500	$-	$-	$-	$-	$-	$655

Ending balance:collectively evaluated for impairment	$1,305	$645	$19	$90	$3	$3	$99	$2,164

Ending balance:loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance	$194,733	$51,384	$870	$7,224	$1,021	$59	$-	$255,291

Ending balance:Individually evaluated for impairment	$2,752	$7,678	$-	$-	$32	$-	$-	$10,462	(1)

Ending balance:collectively evaluated for impairment	$191,981	$43,706	$870	$7,224	$989	$59	$-	$244,829

Ending balance:loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

(1) Does not include deferred fees or costs.

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

NOTE 9 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005.  The goodwill and core deposit intangible are evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period.  The carrying amount of goodwill and core deposit intangible as of March 31, 2011 was $6.9 million and $361,000, respectively.  The amortization expense related to the core deposit intangible for the three months ended March 31, 2011 and 2010 was $37,000 and $44,000, respectively.  The amortization expense related to the core deposit intangible for the nine months ended March 31, 2011 and 2010 was $112,000 and $133,000, respectively.

	March 31,	June 30,
	2011	2010
	(in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	361	473
Total intangible assets	$7,273	$7,385

The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

(in thousands)

For the three months ending June 30, 2011	37
For the twelve months ending June 30, 2012	121
For the twelve months ending June 30, 2013	93
For the twelve months ending June 30, 2014	65
For the twelve months ending June 30, 2015	37
For the twelve months ending June 30, 2016	8
Total	$361

NOTE 10 – Comprehensive Income

Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).  The Company’s only source of other comprehensive income is the net unrealized gain (loss) on securities.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Net Income	$530	$251	$1,199	$1,182

Other comprehensive income
Net unrealized holding gains (losses) on available-for-sale securities	806	(469)	2,143	4,194
Reclassification adjustment for loss recognized in net income	84	368	357	459
Other comprehensive income (loss) before tax	890	(101)	2,500	4,653
Income tax (expense) benefit related to items of other comprehensive income	(303)	36	(850)	(1,581)
	587	(65)	1,650	3,072
Total comprehensive income	$1,117	$186	$2,849	$4,254

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2011.

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended March 31, 2011.

The following summarizes assets measured at fair value for the period ending March 31, 2011 (in thousands):

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
(In thousands)	March 31, 2011	Level 1	Level 2	Level 3

Securities available for sale
U. S. Government agency securities	$716	$-	$716	$-
Corporate securities	4,844	-	4,844	-
Mortgage backed securities insured or guaranteed by U.S. Government enterprises	32,564	-	32,564	-
Non-agency mortgage-backed securities	13,454	-	13,454	-
Equity securities	10,273	-	-	10,273
Total	$61,851	$-	$51,578	$10,273

	Fair Value Measurements
	Using Significant Unobservable Inputs
	Level 3
	Available-for-sale
(In thousands)	Securities	Total
Beginning balance, July 1, 2010	$8,457	$8,457
Total gains or losses
Included in earnings	-	-
Included in other comprehensive income	1,816	1,816
Principal payments on securities	-	-
Amortization of securities, net	-	-
Transfers in and/or out of Level 3	-	-
Ending balance, March 31, 2011	$10,273	$10,273

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date for trading securities	$-	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
(In thousands)	March 31, 2011	Level 1	Level 2	Level 3

Impaired loans (1)	$6,819	$-	$-	$6,819
Other real estate owned	1,180	-	-	1,180
Totals	$7,999	$-	$-	$7,999

(1) Does not include deferred fees or costs.

	Fair Value Measurements
	Using Significant Unobservable Inputs
	Level 3
	Impaired	Other Real
(In thousands)	Loans	Estate Owned	Total
Beginning balance, July 1, 2010	$1,784	$1,170	$2,954
Total gains or losses	-	-	-
Principal payments on impaired loans	(453)	-	(453)
Amount charged to allowance for loan loss	(96)		(96)
Writedown of other real estate owned	-	(95)	(95)
Transfers from loans to other real estate owned	-	105	105
Transfers into Level 3	5,584	-	5,584
Ending balance March 31, 2011	$6,819	$1,180	$7,999

	Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2010	Level 1	Level 2	Level 3

Securities available-for-sale
U. S. Government agency securities	$6,101	$-	$6,101	$-
Corporate securities	4,368	-	4,368	-
Mortgage-backed securities insured or guaranteed by U. S. Government enterprises	50,734	-	50,734	-
Non-agency mortgage-backed securities	16,233	-	16,233	-
Equity securities	8,457	-	0	8,457
Total	$85,893	$-	$77,436	$8,457

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Available-for-sale
	Securities	Total
Beginning balance, July 1, 2009	$7,466	$7,466
Total gains or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	991	991
Principal payments on securities	-	-
Accretion of securities, net	-	-
Transfers out of Level 3	-	-
Ending balance, June 30, 2010	$8,457	$8,457

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets
(In thousands)	June 30, 2010	Level 1	Level 2	Level 3

Impaired loans	$1,784	$-	$-	$1,784
Other real estate owned	1,561	-	391	1,170
Totals	$3,345	$-	$391	$2,954

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended March 31, 2011 and March 31, 2010 of $8,000 and $71,000, respectively.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the nine months ended March 31, 2011 and March 31, 2010 of $113,000 and $214,000, respectively.

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

NOTE 13 – Dividends

The Company did not declare a dividend during the third quarter of fiscal 2011.

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

The contractual amounts of outstanding commitments were as follows:

	March 31,	June 30,
	2011	2010
	(in thousands)
Commitments to extend credit:
Loan commitments	$1,835	$1,305
Unadvanced construction loans	2,007	1,521
Unadvanced lines of credit	13,500	15,213
Standby letters of credit	757	857
Outstanding commitments	$18,099	$18,896

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 2011 and 2010, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2010 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2010.

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

During the quarter ended March 31, 2011, the Company recorded a non-cash OTTI charge of $84,000 and during the quarter ended March 31, 2010, the Company recorded a non-cash OTTI charge of $938,000.  Both of these OTTI charges were taken on Non-Agency CMO securities.  The net interest margin decreased from 2.73% for the quarter ended March 31, 2010 to 2.56% for the quarter ended March 31, 2011, as we experienced a $209,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense increased $39,000 during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.  The provision for loan losses decreased $39,000 during the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.

During the nine months ended March 31, 2011, the Company recorded a non-cash OTTI charge of $611,000 and during the nine months ended March 31, 2010, the Company recorded a non-cash OTTI charge of $1.9 million.  Both of these OTTI charges were taken on Non-Agency CMO securities.  The net interest margin decreased from 2.79% for the nine months ended March 31, 2010 to 2.53% for the nine months ended March 31, 2011, as we experienced a $835,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense decreased $427,000 during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.  The provision for loan losses decreased $104,000 during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our allowance for loan losses, goodwill and the impairment of securities.

Loans.  The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer segments. Residential real estate loans include classes for one-to four-family owner occupied, second mortgages and equity lines of credit.  Consumer loans include personal loans.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There have been no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate - The Company generally does not originate loans with a loan-to-value ratio greater than 80% and does not originate subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and determined that $611,000 of write-downs were recognized through the income statement during the nine months ended March 31, 2011 on other-than-temporarily impaired securities and $1.9 million of write-downs were recognized through the income statement during the nine months ended March 31, 2010 on other-than-temporarily impaired securities.  The loss on write-downs of securities reflected total other-than-temporary impairment losses of $2.2 million and $5.3 million, net of $1.6 million and $3.4 million recognized in other comprehensive income for the nine months ended March 31, 2011 and 2010, respectively, before taxes.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

Assets

Total assets decreased to $476.6 million at March 31, 2011 from $489.4 million at June 30, 2010.  Investments in available-for-sale securities decreased $24.0 million during the nine months ended March 31, 2011, and represented $61.9 million or 13.0% of total assets at March 31, 2011.  This decrease was primarily due to $6.6 million in sales and $19.5 million in pay downs, calls and maturities during the nine months ended March 31, 2011.  Investments in held-to-maturity securities increased $32.9 million during the nine months ended March 31, 2011, and represented $116.2 million or 24.4% of total assets at March 31, 2011. This increase was due to new security purchases being classified as held-to-maturity due to the Company’s intent and ability to hold these securities to maturity.  Net loans decreased $2.1 million during the nine months ended March 31, 2011 and represented $252.7 million or 53.0% of total assets at March 31, 2011.  Included in other assets as of March 31, 2011 was $1.7 million in prepaid FDIC assessments.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at March 31, 2011 and June 30, 2010.  For additional information, see “Comparison of Operating Results for the Three and Nine Months Ended March 31, 2011 and 2010 – Provision for loan losses.”

	March 31,	June 30,
	2011	2010
	(Dollars in thousands)

Allowance for loan losses	$2,819	$2,651
Gross loans outstanding	255,477	257,423
Nonperforming loans	4,624	6,293
Allowance/gross loans outstanding	1.10%	1.03%
Allowance/nonperforming loans	61.0%	42.1%

Liabilities

Total liabilities decreased to $429.7 million at March 31, 2011 from $445.5 million at June 30, 2010.  Total deposits decreased to $331.1 million at March 31, 2011 from $335.1 million at June 30, 2010, a decrease of $4.0 million or 1.2%.  Federal Home Loan Bank advances decreased to $88.5 million at March 31, 2011 from $100.5 million at June 30, 2010, a decrease of $12.0 million or 11.9%.  Securities sold under agreements to repurchase increased to $7.0 million at March 31, 2011 from $5.9 million at June 30, 2010, an increase of $1.1 million or 18.8%.

Stockholders’ Equity

Stockholders’ equity increased to $46.9 million at March 31, 2011 from $43.9 million at June 30, 2010, primarily due to net income of $1.2 million and a reduction in other comprehensive loss of $1.7 million.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2011 and 2010

Net Income

Net income amounted to $530,000 or $.08 per basic and diluted share for the quarter ended March 31, 2011 compared to net income of $251,000 or $.04 per basic and diluted share for the quarter ended March 31, 2010 .  The increase in net income was primarily due to $420,000 received in a partial legal settlement regarding prior security losses this quarter.  Other-than-temporarily impaired investment write-downs decreased by $854,000 to $84,000 during the quarter ended March 31, 2011 compared to $938,000 for the quarter ended March 31, 2010.  Loan loss provision decreased by $39,000 to $218,000 during the quarter ended March 31, 2011 compared to $257,000 during the quarter ended March 31, 2010.  This was partially offset by decreases in net interest income of $209,000 and net gains on sale of securities of $570,000.  Income tax expense increased by $138,000 to $190,000 for the quarter ended March 31, 2011 compared to $52,000 during the quarter ended March 31, 2010.

Net income amounted to $1.20 million or $.19 per basic and diluted share for the nine months ended March 31, 2011 compared to net income of $1.18 million or $.19 per basic and diluted share for the nine months ended March 31, 2010.  The increase in net income was primarily due to the $420,000 in the partial legal settlement mentioned above along with a decrease in other-than-temporarily impaired investment write-downs of $1.3 million to $611,000 during the nine months ended March 31, 2011 compared to $1.9 million for the nine months ended March 31, 2010.  Noninterest expense decreased by $427,000 to $8.5 million for the nine months ended March 31, 2011 compared to $8.9 million for the nine months ended March 31, 2010.  This was partially offset by decreases in net interest income of $835,000 and net gains on sale of securities of $1.2 million.  The provision for loan loss decreased by $104,000 to $660,000 for the nine months ended March 31, 2011 compared to $764,000 for the nine months ended March 31, 2010.   Income tax expense increased by $22,000 to $370,000 for the quarter ended March 31, 2011 compared to $348,000 during the quarter ended March 31, 2010.

Interest and Dividend Income

Interest and dividend income amounted to $4.9 million for the quarter ended March 31, 2011 as compared to $5.4 million for the quarter ended March 31, 2010, a decrease of $560,000 or 10.3%.  This was primarily due to a decrease in yield on earning assets of 46 basis points to 4.41% for the quarter ended March 31, 2011 compared to 4.87% for the quarter ended March 31, 2010.  Average investment securities increased $21.8 million to $186.0 million for the quarter ended March 31, 2011 compared to $164.2 million for the quarter ended March 31, 2010.  The yield on investment securities decreased 140 basis points to 3.08% for the quarter ended March 31, 2011 compared to 4.48% for the quarter ended March 31, 2010.  Average loans decreased by $6.1 million to $257.3 million for the quarter ended March 31, 2011 compared to $263.4 million for the quarter ended March 31, 2010.  The yield on loans decreased 12 basis points to 5.43% for the quarter ended March 31, 2011 compared to 5.55% for the quarter ended March 31, 2010.

Interest and dividend income amounted to $15.0 million for the nine months ended March 31, 2011 as compared to $17.2 million for the nine months ended March 31, 2010, a decrease of $2.2 million or 13.1%.  This was primarily due to a decrease in yield on earning assets of 69 basis points to 4.43% for the nine months ended March 31, 2011 compared to 5.12% for the nine months ended March 31, 2010.  Average investment securities increased $20.4 million to $186.4 million for the nine months ended March 31, 2011 compared to $166.0 million for the nine months ended March 31, 2010.  The yield on investment securities decreased 163 basis points to 3.27% for the nine months ended March 31, 2011 compared to 4.90% for the nine months ended March 31, 2010.  Average loans decreased by $9.47 million to $256.87 million for the nine months ended March 31, 2011 compared to $266.34 million for the nine months ended March 31, 2010.  The yield on loans decreased 17 basis points to 5.38% for the nine months ended March 31, 2011 compared to 5.55% for the nine months ended March 31, 2010.

Interest Expense

Interest expense amounted to $2.0 million for the quarter ended March 31, 2011 as compared to $2.4 million for the quarter ended March 31, 2010, a decrease of $351,000 or 14.7%.  The decrease was primarily due to a change in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 32 basis points to 2.08% for the quarter ended March 31, 2011 from 2.40% for the quarter ended March 31, 2010.  The average rate on interest-bearing deposits decreased by 34 basis points to 1.59% for the quarter ended March 31, 2011 compared to 1.93% for the quarter ended March 31, 2010.  The average rate on borrowed money decreased by three basis points to 3.55% for the quarter ended March 31, 2011 compared to 3.58% for the quarter ended March 31, 2010.

Interest expense amounted to $6.4 million for the nine months ended March 31, 2011 as compared to $7.8 million for the nine months ended March 31, 2010, a decrease of $1.4 million or 18.1%.  The decrease was primarily due to a change in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 47 basis points to 2.14% for the nine months ended March 31, 2011 from 2.61% for the nine months ended March 31, 2010.  The average rate on interest-bearing deposits decreased by 49 basis points to 1.64% for the nine months ended March 31, 2011 compared to 2.13% for the nine months ended March 31, 2010.  The average rate on borrowed money decreased by 21 basis points to 3.55% for the nine months ended March 31, 2011 compared to 3.76% for the nine months ended March 31, 2010.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.8 million for the quarter ended March 31, 2011 as compared to $3.0 million for the quarter ended March 31, 2010, a decrease of $209,000 or 6.9%.  Net interest spread decreased by 14 basis points to 2.33% for the quarter ended March 31, 2011 from 2.47% for the quarter ended March 31, 2010.  Net interest margin decreased 17 basis points to 2.56% as compared to 2.73% when comparing the quarters ended March 31, 2011 and 2010.  Net interest-earning assets increased $3.0 million to $50.4 million for the quarter ended March 31, 2011 compared to $47.4 million for the quarter ended March 31, 2010.

Net interest and dividend income amounted to $8.5 million for the nine months ended March 31, 2011 as compared to $9.4 million for the nine months ended March 31, 2010, a decrease of $835,000 or 8.9%.  Net interest spread decreased by 22 basis points to 2.29% for the nine months ended March 31, 2011 from 2.51% for the nine months ended March 31, 2010.  Net interest margin decreased 26 basis points to 2.53% as compared to 2.79% when comparing the nine months ended March 31, 2011 and 2010.  Net interest-earning assets increased $2.7 million to $50.4 million for the nine months ended March 31, 2011 compared to $47.7 million for the nine months ended March 31, 2010.

Due to the large portion of fixed rate loans and securities in the Company’s asset portfolio, interest rate risk is a concern and the Company continues to monitor and adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of a rising rate environment.  Management attempts to mitigate the interest rate risk through balance sheet composition.  See “Market Risk, Liquidity and Capital Resources – Market Risk.”

Provision for Loan Losses

The provision for loan losses amounted to $218,000 for the quarter ended March 31, 2011 as compared to $257,000 for the quarter ended March 31, 2010, a decrease of $39,000 or 15.2%.  The provision for loan losses amounted to $660,000 for the nine months ended March 31, 2011 as compared to $764,000 for the nine months ended March 31, 2010, a decrease of $104,000 or 13.6%.   The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of those conditions. The ratio of the allowance to gross loans outstanding was 1.10% as of March 31, 2011 compared to 1.03% as of June 30, 2010.  Net recoveries were $14,000 for the quarter ended March 31, 2011 compared to net charge-offs of $57,000 for the quarter ended March 31, 2010.  Net charge-offs were $492,000 for the nine months ended March 31, 2011 compared to $557,000 for the nine months ended March 31, 2010.  The ratio of the allowance to nonperforming loans was 61.0% as of March 31, 2011 compared to 42.1% as of June 30, 2010.  Management believes that the nonperforming loans will not have a material effect on the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income totaled $976,000 for the quarter ended March 31, 2011 compared to $350,000 for the quarter ended March 31, 2010, an increase of $626,000 or 178.9%.  The increase was primarily due to a $420,000 legal settlement, a decrease in write-downs of investments of $854,000 or 91.0% to $84,000 for the quarter ended March 31, 2011 compared to $938,000 for the quarter ended March 31, 2010.  The impairment charges for the quarters ended March 31, 2011 and March 31, 2010 consisted of private label CMOs.  This was partially offset by a decrease in net gains on securities sales of $570,000 for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

Noninterest income totaled $2.2 million for the nine months ended March 31, 2011 compared to $1.8 million for the nine months ended March 31, 2010, an increase of $343,000 or 18.7%.  The increase was primarily due to a $420,000 legal settlement mentioned above, a decrease in write-downs of investments of $1.3 million or 67.3% to $611,000 for the nine months ended March 31, 2011 compared to $1.9 million for the nine months ended March 31, 2010.  The impairment charges for the nine months ended March 31, 2011 and March 31, 2010 consisted of private label CMOs.  This was partially offset by a decrease in net gains on securities sales of $1.2 million for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.  Service fee income decreased $165,000 or 9.6% to $1.56 million for the nine months ended March 31, 2011 compared to $1.72 million for the nine months ended March 31, 2010.

Noninterest Expense

Noninterest expense amounted to $2.86 million for the quarter ended March 31, 2011 as compared to $2.82 million for the quarter ended March 31, 2010, an increase of $39,000 or 1.4%.  Compensation and benefits expense decreased $27,000 or 1.8%.  Occupancy and equipment expense increased $55,000 or 17.6%.  Other noninterest expenses increased $11,000 or 1.1% to $1.03 million for the quarter ended March 31, 2011 compared to $1.02 million for the quarter ended March 31, 2010.

Noninterest expense amounted to $8.5 million for the nine months ended March 31, 2011 as compared to $8.9 million for the nine months ended March 31, 2010, a decrease of $427,000 or 4.8%.  Compensation and benefits expense decreased $113,000 or 2.5%. This was due to decreases in medical insurance expense of $32,000, employee stock award expense of $60,000 and salary expense of $25,000.   Occupancy expense increased $57,000 or 6.2%.  Other noninterest expenses decreased $371,000 or 10.6% to $3.1 million for the nine months ended March 31, 2011 compared to $3.5 million for the nine months ended March 31, 2010. This decrease was primarily due to decreases in other real estate owned write-downs of $226,000 and prepayment penalties on borrowings of $146,000 during the nine months ended March 31, 2011.

Provision for Income Taxes

Income tax expense amounted to $190,000 for the quarter ended March 31, 2011 compared to $52,000 for the quarter ended March 31, 2010.  Income tax expense amounted to $370,000 for the nine months ended March 31, 2011 compared to $348,000 for the nine months ended March 31, 2010.

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

	For the Three Months Ended March 31,
		2011			2010
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$186,035	$1,414	3.08%	$164,176	$1,812	4.48%
Loans	257,284	3,442	5.43%	263,402	3,602	5.55%
Other earning assets	3,234	1	0.13%	23,112	3	0.05%
Total interest-earnings assets	446,553	4,857	4.41%	450,690	5,417	4.87%
Non-interest-earning assets	32,414			33,015
Total assets	$478,967			$483,705

Interest-bearing liabilities:
NOW accounts	$90,349	223	1.00%	$87,083	342	1.59%
Savings accounts	47,766	41	0.35%	46,300	45	0.39%
Money market accounts	14,066	27	0.78%	11,248	27	0.97%
Time deposits	143,003	863	2.45%	144,200	963	2.71%
Borrowed money	101,012	883	3.55%	114,501	1,011	3.58%
Total interest-bearing liabilities	396,196	2,037	2.08%	403,332	2,388	2.40%
Non-interest-bearing demand deposits	34,327			34,243
Other non-interest-bearing liabilities	1,932			1,974
Capital accounts	46,512			44,156
Total liabilities and capital accounts	$478,967			$483,705

Net interest income		$2,820			$3,029
Interest rate spread			2.33%			2.47%
Net interest-earning assets	$50,357			$47,358
Net interest margin			2.56%			2.73%
Average earning assets to average interest-bearing liabilities			112.71%			111.74%

	For the Nine Months Ended March 31,
		2011			2010
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$186,358	$4,577	3.27%	$165,984	$6,111	4.90%
Loans	256,867	10,378	5.38%	266,342	11,096	5.55%
Other earning assets	6,195	4	0.09%	15,388	6	0.05%
Total interest-earnings assets	449,420	14,959	4.43%	447,714	17,213	5.12%
Non-interest-earning assets	32,781			32,182
Total assets	$482,201			$479,896

Interest-bearing liabilities:
NOW accounts	$89,410	728	1.08%	$76,873	1,029	1.78%
Savings accounts	47,390	125	0.35%	46,003	153	0.44%
Money market accounts	13,509	88	0.87%	11,069	87	1.05%
Time deposits	144,243	2,696	2.49%	149,001	3,264	2.92%
Borrowed money	104,444	2,785	3.55%	117,098	3,308	3.76%
Total interest-bearing liabilities	398,996	6,422	2.14%	400,044	7,841	2.61%
Non-interest-bearing demand deposits	35,547			34,979
Other non-interest-bearing liabilities	1,979			2,289
Capital accounts	45,679			42,584
Total liabilities and capital accounts	$482,201			$479,896

Net interest income		$8,537			$9,372
Interest rate spread			2.29%			2.51%
Net interest-earning assets	$50,424			$47,670
Net interest margin			2.53%			2.79%
Average earning assets to average interest-bearing liabilities			112.64%			111.92%

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

	For the Three Months Ended March 31, 2011
	Compared to the Three Months Ended March 31, 2010
	Increase(Decrease) Due to
	Rate	Volume	Net
INTEREST INCOME

Investment securities	$(1,649)	$1,251	$(398)
Loans	(77)	(83)	(160)
Other interest-earning assets	12	(14)	(2)
TOTAL INTEREST INCOME	(1,714)	1,154	(560)

INTEREST EXPENSE:

NOW accounts	(203)	84	(119)
Savings accounts	(12)	8	(4)
Money Market accounts	(24)	24	-
Time deposits	(92)	(8)	(100)
Other borrowed money	(10)	(118)	(128)
TOTAL INTEREST INCOME	(341)	(10)	(351)

CHANGE IN NET INTEREST INCOME	$(1,373)	$1,164	$(209)

	For the Nine Months Ended March 31, 2011
	Compared to the Nine Months Ended March 31, 2010
	Increase(Decrease) Due to
	Rate	Volume	Net
INTEREST INCOME

Investment securities	$(2,581)	$1,047	$(1,534)
Loans	(330)	(388)	(718)
Other interest-earning assets	4	(6)	(2)
TOTAL INTEREST INCOME	(2,907)	653	(2,254)

INTEREST EXPENSE:

NOW accounts	(528)	227	(301)
Savings accounts	(35)	7	(28)
Money Market accounts	(22)	23	1
Time deposits	(467)	(101)	(568)
Other borrowed money	(179)	(344)	(523)
TOTAL INTEREST INCOME	(1,231)	(188)	(1,419)

CHANGE IN NET INTEREST INCOME	$(1,676)	$841	$(835)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at December 31, 2010 and June 30, 2010.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	December 31, 2010	June 30, 2010

+ 100	-2.50%	-1.25%
+ 200	-6.30%	-4.59%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.  We do not believe that there has been a material change in our NII position between December 31, 2010 and March 31, 2011.

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

The tables below set forth, at December 31, 2010, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.  We do not believe that there has been a material change in our NPV position between December 31, 2010 and March 31, 2011.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$26,781	$(14,139)	-35%	5.78%	-258
+200	$33,428	$(7,492)	-18%	7.06%	-131
+100	$38,569	$(2,351)	-6%	7.99%	-37
0	$40,920	$-	0%	8.37%	0
-100	$42,142	$1,222	3%	8.53%	16

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of March 31, 2011 of $88.5 million with unused borrowing capacity of $55.5 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 40.0%.  As of March 31, 2011, the ratio of wholesale borrowings to total assets was 18.6%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended March 31, 2011 and 2010, the Bank’s loan originations net of principal collections were $597,000 and $4.3 million, respectively. Purchases of securities totaled $81.7 million and $63.5 million, for the nine months ended March 31, 2011 and 2010, respectively.

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

Certificates of deposits totaled $142.4 million at March 31, 2011. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at March 31, 2011 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	7.48%

Ratio of Total Risk Based Capital to risk-weighted assets	8%	15.17%

Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	13.98%

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

For the nine months ended March 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PSB HOLDINGS, INC.
(Registrant)

Date	May 13, 2011	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date	May 13, 2011	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer