Form 10-K
period 2011-06-30
PSB Holdings, Inc.
filed 2011-09-26
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

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
    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES    ☒  NO

    The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 31, 2010 ($4.15) was $7.3 million.

    As of August 31, 2011, there were 6,528,863 shares outstanding of the Registrant’s Common Stock, including 3,729,846 shares owned by Putnam Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.      Proxy Statement for the 2011 Annual Meeting of Stockholders (Parts II and III)

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

PSB Holdings, Inc.

PSB Holdings, Inc. is the federally chartered stock holding company of Putnam Bank, and owns 100% of the common stock of Putnam Bank. PSB Holdings, Inc. also owns investment securities valued at $1.2 million as of June 30, 2011. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501. As of June 30, 2011, 57.1% of the outstanding stock of PSB Holdings, Inc. was owned by Putnam Bancorp, MHC.

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

Available Information

PSB Holdings, Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission.  These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be obtained on the Securities and Exchange Commission’s website (http://www.sec.gov).

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2011, based on the FDIC’s annual Summary of Deposits Report (the most current data available), our market share of deposits represented 20.2% of deposits in Windham County and 1.4% in New London County.

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

Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east). New London County is to the south of Windham County, located in the Southeastern corner of Connecticut. Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts. Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and government. These three sectors comprise approximately 66% of the employment base in Windham County. The same three sectors comprise a higher 73% of the employment base in New London County; however, approximately 27% of the employment base is employed by the government sector. Windham County’s June 2011 unemployment rate of 10.4% was higher than the New London County unemployment rate of 9.0%, higher than the comparable Connecticut unemployment rate of 9.1%, and higher than the national unemployment rate of 9.2%. The unemployment rates for Connecticut and New London County for June 2011 were both higher than their June 2010 unemployment rates of 8.9 and 8.5%, respectively.  Conversely, the unemployment rate for Windham County decreased from the June 2010 unemployment rate of 10.5%. Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations. Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland and the Rhode Island and Massachusetts communities adjacent to Windham County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real estate. We retain most of the loans that we originate. However, we generally sell long-term fixed rate loans in the secondary market. When we sell loans, we generally retain the servicing rights for such loans. One- to four-family residential real estate mortgage loans (including home equity loans and lines of credit) represented $193.1 million, or 75.0%, of our loan portfolio at June 30, 2011. We also offer commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans (primarily secured by single-family properties) and consumer loans. At June 30, 2011, commercial real estate loans totaled $53.2 million, or 20.7% of our loan portfolio, commercial loans totaled $7.4 million, or 2.8% of our loan portfolio, construction mortgage loans totaled $2.8 million, or 1.1% of our loan portfolio and consumer loans, consisting primarily of automobile loans and secured personal loans, totaled $1.1 million, or 0.4% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at June 30, of each year indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
Residential (1)	$193,084	74.96%	$194,960	75.37%	$200,680	74.57%	$181,978	72.59%	$168,126	69.86%
Commercial real estate	53,248	20.67	54,398	21.03	56,500	20.99	55,406	22.10	59,274	24.63
Residential construction	2,824	1.10	1,338	0.52	1,887	0.70	3,223	1.29	5,376	2.23
Commercial	7,356	2.86	6,786	2.62	8,958	3.33	8,687	3.46	6,449	2.68
Consumer and other	1,070	0.41	1,177	0.46	1,097	0.41	1,394	0.56	1,439	0.60

Total loans	$257,582	100.00%	$258,659	100.00%	$269,122	100.00%	$250,688	100.00%	$240,664	100.00%

Unadvanced construction loans	(1,476)		(1,521)		(2,929)		(6,522)		(8,264)
	256,106		257,138		266,193		244,166		232,400
Net deferred loan costs	191		285		324		320		282
Allowance for loan losses	(3,072)		(2,651)		(2,200)		(1,758)		(1,780)

Loans, net	$253,225		$254,772		$264,317		$242,728		$230,902

(1)           Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential (1)		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other Loans		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending June 30,
2012	$52,068	4.19%	$27,778	6.45%	$1,910	4.92%	$3,758	4.53%	$405	7.13%	$85,919	4.97%
2013	15,361	5.47%	10,099	6.36%	-	0.00%	1,526	6.15%	309	6.33%	27,295	5.85%
2014	14,517	5.40%	6,173	6.69%	-	0.00%	1,116	6.15%	121	7.50%	21,927	5.81%
2015 to 2016	22,013	5.25%	5,231	6.55%	-	0.00%	778	5.85%	170	6.20%	28,192	5.51%
2017 to 2021	37,760	5.22%	3,264	7.09%	-	0.00%	178	5.23%	20	6.95%	41,222	5.37%
2022 and beyond	51,365	2.42%	141	1.67%	-	0.00%	-	0.00%	45	3.38%	51,551	2.42%

Total	$193,084	4.23%	$52,686	6.50%	$1,910	4.92%	$7,356	5.27%	$1,070	6.63%	$256,106	4.74%

(1)           Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2011 that are contractually due after June 30, 2012.

	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
Residential (1)	$112,194	$28,822	$141,016
Commercial real estate	19,931	4,977	24,908
Commercial loans	1,898	1,700	3,598
Consumer and other loans	632	33	665

Total	$134,655	$35,532	$170,187

(1)           Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

At June 30, 2011, the total amount of loans that had fixed interest rates was $152.4 million, and the total amount of loans that had floating or adjustable interest rates was $103.7 million.

Residential Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Windham and New London Counties, Connecticut. At June 30, 2011, $193.1 million, or 75.0% of our loan portfolio, consisted of one-to four-family residential mortgage loans. At June 30, 2011, our residential mortgage loans also included $12.9 million of home equity loans and $11.6 million of home equity lines of credit. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate mortgage loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential mortgage loans are underwritten according to Fannie Mae policies and procedures. Fixed rate residential mortgage loans with terms of more than 15 years are generally sold in the secondary market, although bi-weekly fixed rate mortgage loans with terms of more than 15 years are generally retained in our portfolio. Bi-weekly mortgage loans are loans that require payments to be made every two weeks. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $41.6 million of fixed rate one- to four-family residential loans during the year ended June 30, 2011, of which $12.9 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $7.7 million of adjustable rate one- to four-family residential loans during the year ended June 30, 2011, of which $142,000 was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2011, $72.5 million, or 37.5%, of our one- to four-family residential loans had adjustable rates of interest.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2011, our largest residential mortgage loan had a principal balance of $698,000 and was secured by a residence located in our primary market area. At June 30, 2011, this loan was performing in accordance with its original repayment terms.

At June 30, 2011, home equity loans and lines of credit totaled $24.5 million, or 12.7% of our residential mortgage loans and 9.5% of total loans. Additionally, at June 30, 2011, the unadvanced amounts of home equity lines of credit totaled $9.5 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 14.25%.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans.  These loans are generally secured by five unit or more apartment buildings, construction loans and loans on properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. We also offer real estate development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one- to four-family residential properties. At June 30, 2011, commercial mortgage loans totaled $53.2 million, which amounted to 20.7% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2011 was $5.8 million. Our commercial real estate loans may be made with terms of up to five years with 20 year amortization schedules and are offered with interest rates that are fixed or that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2011 was a $2.7 million loan secured by property located in our primary market area.  At June 30, 2011, this loan was performing in accordance with its original terms.

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

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2011, construction mortgage loans totaled $2.8 million, or 1.1%, of total loans.  At June 30, 2011, the unadvanced portion of these construction loans totaled $915,000.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the construction loan converts to a permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2011, our largest outstanding residential construction mortgage loan commitment was for $358,000, $305,000 of which was outstanding. This loan was performing according to its terms at June 30, 2011. Construction loans to individuals are generally made on the same terms as our one- to four-family mortgage loans.

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

Commercial Loans. At June 30, 2011, we had $7.4 million in commercial business loans which amounted to 2.8% of total loans. We make such commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2011, our largest commercial loan was a $1.2 million loan secured by business assets located in our primary market area. This loan was performing according to its original terms at June 30, 2011.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $1.1 million, or 0.4% of our total loan portfolio, at June 30, 2011.

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

Generally, we retain in our portfolio all bi-weekly loans and other loans that we originate, with the exception of longer-term, non-bi-weekly fixed rate one- to four-family mortgage loans. The one- to four-family loans that we currently originate for sale include mortgage loans which conform to the underwriting standards specified by Fannie Mae. We also sell all mortgage loans insured by CHFA, FHA, VA and Rural Development. Generally, all one- to four-family loans that we sell are sold pursuant to master commitments negotiated with Fannie Mae. Generally, we sell our loans without recourse. We generally retain the servicing rights on the mortgage loans sold to Fannie Mae, but sell all CHFA, VA, FHA and Rural Development loans on a servicing-released basis.

At June 30, 2011, Putnam Bank was servicing loans sold in the amount of $32.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2011, we originated $49.3 million of fixed rate and adjustable rate one- to four-family loans, of which $36.4 million were retained by us. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of Putnam Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial loans up to amounts established for each lending officer. Loans in amounts above the individual authorized limits require the approval of Putnam Bank’s Credit Committee. The Credit Committee is authorized to approve all one- to four family mortgage loans, commercial real estate loans, commercial loans and secured consumer loans in amounts up to $500,000.  All loans of $500,000 or greater must receive the approval of Putnam Bank’s Board of Directors.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2011, our regulatory limit on loans to one borrower was $5.8 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $4.3 million. The loans comprising this lending relationship were performing in accordance with their terms as of June 30, 2011.

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

Loans Past Due and Non-performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans in which collectability is questionable and therefore interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are reviewed on a case-by-case basis to determine if that loan should be placed on non-accrual status. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. At June 30, 2011, the Company had non-performing loans of $6.4 million and a ratio of non-performing loans to total loans of 2.51%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of OREO is charged against earnings.  At June 30, 2011, the Company had OREO of $1.1 million.  Other real estate owned is included in non-performing assets.

Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure.  As of June 30, 2011, the Company had $5.7 million in troubled debt restructurings.  Troubled debt restructurings are included in non-accrual status for at least twelve months from the date of restructuring.

At June 30, 2011, the Company had total non-performing assets of $7.5 million, and a ratio of total non-performing assets to total assets of 1.60%.  At June 30, 2011, the Company had total non-performing assets and troubled debt restructurings of $12.2 million, and a ratio of total non-performing assets and troubled debt restructurings to total assets of 2.58%.

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

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans (1)	$1,752	$1,425	$1,277	$-	$55
Commercial real estate	4,635	4,164	5,073	982	1,480
Residential construction	-	-	-	-	-
Commercial	-	213	99	-	3
Consumer and other	-	-	-	-	-
Total	6,387 (2)	5,802 (2)	6,449	982	1,538
Accruing loans past due over 90 days:
Residential mortgage loans (1)	32	491	-	-	-
Commercial real estate	-	-	-	470	-
Residential construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total	32	491	-	470	-
Total non-performing loans	6,419	6,293	6,449	1,452	1,538
Real estate owned	1,074	1,561	1,211	-	-
Other non-performing assets	46	46	46	-	-
Total non-performing assets	7,539	7,900	7,706	1,452	1,538

Troubled debt restructurings in compliance with restructured terms	4,644 (2)	930 (2)	259	-	-
Troubled debt restructurings and
total non-performing assets	$12,183	$8,830	$7,965	$1,452	$1,538
Total non-performing loans to total loans	2.51%	2.45%	2.42%	0.59%	0.66
Total non-performing loans to total assets	1.36%	1.29%	1.35%	0.29%	0.31%
Total non-performing assets and troubled debt restructurings to total assets	2.58%	1.80%	1.67%	0.29%	0.31%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)
The gross interest income that would have been reported if the loans had performed in accordance with their original terms was $592,000 and $445,000 for the years ended June 30, 2011 and 2010, respectively. Actual income recognized in income was $202,000 and $154,000 for the years ended June 30, 2011 and 2010, respectively.

Total non-performing assets decreased $361,000 to $7.5 million at June 30, 2011 from $7.9 million at June 30, 2010. Non-performing assets as of June 30, 2011 consisted of $1.1 million in Other Real Estate Owned which reflects the repossession of a six-lot residential development project at a carrying value of $303,000, a single family home with a carrying value of $201,000, 34 acres of land carried at $110,000, a single family home at a carrying value of $142,000, one residential/commercial office space at a carrying value of $213,000 and a single family home with a carrying value of $105,000.  Also included in non-performing assets is $46,000 in Freddie Mac auction-rate trust preferred securities and $6.4 million in non-performing loans.  These loans consisted of ten residential loans totaling $1.8 million and 16 commercial real estate loans totaling $4.6 million.  Non-performing assets as of June 30, 2010 consisted of $1.6 million in Other Real Estate Owned which reflects the repossession of a six-lot residential development project at a carrying value of $303,000, a partially completed single family home within the same subdivision with a carrying value of $160,000 and 34 acres of land carried at $110,000, one single unit condominium at a carrying value of $112,000, a single family home at a carrying value of $142,000, one residential/commercial office space at a carrying value of $213,000, an in-substance foreclosure of a condominium project at a carrying value of $384,000 and an in-substance foreclosure of a single family home at a carrying value of $137,000.  Also included in non-performing assets is $46,000 in Freddie Mac auction-rate trust preferred securities and $6.3 million in non-performing loans.  These loans consisted of nine residential loans totaling $1.9 million, three commercial and industrial loans totaling $212,000 and 11 commercial real estate loans totaling $4.2 million.  Fifteen of these loans continue to be classified as non-performing as of June 30, 2011.

The Bank’s non-performing loans are a direct correlation to the deteriorating real estate climate.  Management is focused on working with borrowers and guarantors to resolve these trends by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short-term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal in our file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and loan review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged.  The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans.  In addition, in connection with a regularly scheduled Office of Thrift Supervision (“OTS”) examination, the Holding Company and Bank developed and implemented a plan to reduce classified assets.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparisons of Operating Results for the Fiscal Years Ended June 30, 2011 and 2010.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At June 30, 2011
Residential (1)	2	$254	1	$32		3	$286
Commercial real estate	1	229	-	-		1	229
Residential construction	-	-	-	-		-	-
Commercial	-	-	-	-		-	-
Consumer and other loans	-	-	-	-		-	-
Total	3	$483	1	$32		4	$515

At June 30, 2010
Residential (1)	6	$696	4	$491		10	$1,187
Commercial real estate	-	-	-	-		-	-
Residential construction	-	-	-	-		-	-
Commercial	-	-	-	-		-	-
Consumer and other loans	-	-	-	-		-	-
Total	6	$696	4	$491		10	$1,187

At June 30, 2009
Residential (1)	3	$581	-	$-		3	$581
Commercial real estate	4	2,024	-	-		4	2,024
Residential construction	-	-	-	-		-	-
Commercial	-	-	-	-		-	-
Consumer and other loans	-	-	-	-		-	-
Total	7	$2,605	-	$-		7	$2,605

At June 30, 2008
Residential (1)	-	$-	-	$-		-	$-
Commercial real estate	6	1,289	11	2,859		17	4,148
Residential construction	-	-	-	-		-	-
Commercial	1	45	1	195		2	240
Consumer and other loans	-	-	-	-		-	-
Total	7	$1,334	12	$3,054	(2)	19	$4,388

At June 30, 2007
Residential (1)	-	$-	1	$16		1	$16
Commercial real estate	1	128	-	-		1	128
Residential construction	-	-	-	-		-	-
Commercial	-	-	1	3		1	3
Consumer and other loans	-	-	-	-		-	-
Total	1	$128	2	$19		3	$147

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)
The difference in loans delinquent 90 days and over and non-performing loans as of June 30, 2008 is primarily related to completion of underwriting for renewals and obtaining current financial information from borrowers, with these loans otherwise performing as agreed.

Classified Assets. The Office of the Comptroller of the Currency (“OCC”) regulations and the Bank’s internal policies require that management utilize an internal asset classification system to monitor and evaluate the credit risk inherent in its loan portfolio.  The bank currently classifies problem and potential problem assets as “substandard”, “doubtful”, “loss” or “special mention.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable, and there is a high probability of loss. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  In addition, assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated “special mention.”

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss”, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at June 30, 2011 we had classified $12.9 million of our loans as substandard. Of these loans, $6.4 million were considered non-performing and included in the table of Non-Performing Assets.  At June 30, 2011, $4.7 million of our loans were designated as special mention, and none of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent or is otherwise identified as a problem, we may establish a specific loan loss allowance based on a review of among other things, delinquency status, size of loans, type and market value of collateral and financial condition, of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on nonaccrual commercial loans are applied first to principal. The allowance for loan losses as of June 30, 2011 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the OCC, as an integral part of their examination process, periodically reviews our allowance for loan losses. This agency may require that we recognize additions to the allowance based on its judgment of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$2,651	$2,200	$1,758	$1,780	$1,582
Provision for loan losses	915	1,049	967	51	264
Charge offs:
Residential (1)	(208)	(50)	(53)	-	-
Commercial real estate	(62)	(410)	(400)	-	(26)
Residential construction	-	-	-	-	-
Commercial	(212)	(49)	-	(27)	-
Consumer and other	(72)	(156)	(118)	(97)	(86)
Total charge-offs	(554)	(665)	(571)	(124)	(112)
Recoveries:
Residential (1)	6	4	1	-	-
Commercial real estate	-	-	-	10	-
Residential construction	-	-	-	-	-
Commercial	18	25	5	4	19
Consumer and other	36	38	40	37	27
Total recoveries	60	67	46	51	46
Net charge-offs	(494)	(598)	(525)	(73)	(66)
Transfer to allowance for off-balance sheet items	-	-	-	-	-
Balance at end of year	$3,072	$2,651	$2,200	$1,758	$1,780

Ratios:
Allowance for loan losses to non-performing loans at end of year	47.86%	42.13%	34.11%	121.07%	115.73%
Allowance for loan losses to total loans outstanding at the end of the year	1.20%	1.03%	0.83%	0.72%	0.74%
Net charge-offs to average loans outstanding	0.19%	0.22%	0.20%	0.03%	0.03%

 (1)           Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the percent of the allowance for a category to the total allowance, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each loan category is not necessarily indicative of future losses in any particular category.

	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
At June 30, 2011
Residential mortgages (1)	$1,548	50.39%	76.05%
Commercial loans (2)	1,426	46.42	23.53
Consumer loans	11	0.36	0.42
Unallocated	87	2.83	-
Total allowance for loan losses	$3,072	100.00%	100.00%

At June 30, 2010
Residential mortgages (1)	$1,342	50.62%	75.89%
Commercial loans (2)	1,198	45.19	23.65
Consumer loans	43	1.62	0.46
Unallocated	68	2.57	-
Total allowance for loan losses	$2,651	100.00%	100.00%

At June 30, 2009
Residential mortgages (1)	$1,085	49.32%	75.27%
Commercial loans (2)	1,016	46.18	24.32
Consumer loans	11	0.50	0.41
Unallocated	88	4.00	-
Total allowance for loan losses	$2,200	100.00%	100.00%

At June 30, 2008
Residential mortgages (1)	$842	47.89%	73.88%
Commercial loans (2)	845	48.07	25.56
Consumer loans	15	0.85	0.56
Unallocated	56	3.19	-
Total allowance for loan losses	$1,758	100.00%	100.00%

At June 30, 2007
Residential mortgages (1)	$919	51.63%	72.09%
Commercial loans (2)	788	44.27	27.31
Consumer loans	25	1.40	0.60
Unallocated	48	2.70	-
Total allowance for loan losses	$1,780	100.00%	100.00%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial & industrial loans.

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

The investment policy is consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings.  During the fiscal year ended June 30, 2011, the Company recognized write-downs of investments of $1.1 million in private-label CMOs.

U.S. Government and Agency Obligations. At June 30, 2011, the Company’s U.S. Government and Agency securities portfolio classified as available-for-sale totaled $666,000, or 0.4% of total securities. At June 30, 2011, the Company’s U.S. Government and Agency securities portfolio classified as held-to-maturity totaled $16.1 million, or 9.3% of total securities.  While U.S. Government and Agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Corporate Bonds. At June 30, 2011, the Company’s corporate bond portfolio totaled $4.9 million, or 2.9% of total securities, all of which was classified as available-for-sale. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated investment grade or better by a nationally recognized rating agency. If the bond rating goes below investment grade, then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment.

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

At June 30, 2011, mortgage-backed securities and CMOs classified as available for sale totaled $42.0 million, or 24.3% of total securities.  At June 30, 2011, mortgage-backed securities and CMOs classified as held to maturity totaled $98.7 million, or 57.1% of total securities.  At June 30, 2011, 72.6% of the mortgage-backed securities were backed by adjustable rate loans and 27.4% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 3.24% at June 30, 2011.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Marketable Equity Securities. At June 30, 2011, our equity securities portfolio totaled $10.4 million, or 6.0% of total securities, all of which were classified as available for sale.  At June 30, 2011, the portfolio consisted of auction-rate trust preferred securities (“ARP”).  Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At June 30, 2011, our investments in auction-rate trust preferred securities consisted of investments in four corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies, generally other financial institutions (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the trust holding the preferred shares.

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

Beginning in February 2008, auctions for these securities began to fail when investors declined to bid on the securities.  Five of the largest investment banks that made a market in these securities (Merrill Lynch, Citigroup, USB, AG and Morgan Stanley) declined to act as bidders of last resort, as they had in the past.  The auction failures did not result in the loss of any principal value to the certificate holders, but prevented many sellers from exiting, or redeeming, their certificates at the reset date.  These unsuccessful sellers were required to continue to hold the certificates until the next scheduled reset date.  To compensate these unsuccessful sellers, the failed auctions triggered a penalty-rate feature which provided that owners of the Class A certificates were entitled to a higher portion of the dividends, and thus a higher yield, on the Class A certificates.

During this time, the Company attempted to divest itself of the ARPs, but was prevented from doing so due to the continued failure of the auction market.  The Company continued to carry its investments at par value, despite the increased liquidity risk, because the credit strength of the issuers of the collateral preferred shares remained high, and the yield remained above-market.

On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks.  Putnam Bank owns $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008.  The current book value of this investment as of June 30, 2011 was $46,000.

The turmoil in the financial markets caused the value of the underlying collateral preferred shares to decline dramatically.  Market values for the ARPs from Merrill Lynch, the Company’s safekeeping agent, also declined, and the Company recorded a temporary impairment adjustment to the carrying value of the ARPs which are classified as available for sale.  A temporary impairment reduces the carrying value of the investment security with an offsetting reduction in the capital accounts of the Company.

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

The Company adopted FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” in the second quarter of 2009.  The Company concluded that the market value of the underlying collateral preferred shares did not represent orderly transactions and adopted the use of a discounted cash flow model to determine if there was any other-than-temporary impairment of its investments in the ARPs.  The resulting discounted cash flow for each ARP classified as Level 3 showed no impairment in the fair value of the securities.

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America	Freddie Mac	Freddie Mac
Par amount	$3,000,000	$5,000,000	$2,000,000	$2,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000	$23,000	$23,000
Purchase Date	12-12-07	09-04-07	11-20-07	11-09-07	01-03-08
Maturity Date	08-23-26	05-28-27	08-17-47	06-30-20	06-30-20
Next Reset Date	08-20-11	08-26-11	08-16-11	07-08-11	07-01-11
Reset Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes	No	No
Current Rate	4.647%	4.770%	4.677%	0.000%	0.000%
Dividends Current:	Yes	Yes	Yes	No	No

 The Bank’s entire auction rate preferred securities holdings as of June 30, 2011 had failed auctions for the past fiscal year.

Federal Home Loan Bank Stock.  At June 30, 2011, the Company owned $8.1 million of Federal Home Loan Bank of Boston (“FHLBB”) stock.  The Company evaluated its investment in FHLBB stock for other-than-temporary impairment as of June 30, 2011, consistent with its accounting policies. The regional banks within the Federal Home Loan Bank System have experienced higher levels of other-than-temporary impairment in their private label mortgage-backed securities and home equity loans, which has raised concerns about whether their capital levels could be reduced below regulatory requirements. In response to unprecedented market conditions and potential future losses, the FHLBB had implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments.  Fitch rated the Federal Home Loan Bank of Boston (“FHLBB”) as AAA on March 9, 2011.  On February 22, 2011, the FHLBB announced that after five consecutive quarters of profitability, they have reintroduced a modest dividend payment that was paid on March 2, 2011.  Dividends paid for the fourth quarter of 2010, and the first and second quarters of 2011 equaled $0.30, $0.31 and $0.27 per share, respectively. The FHLBB’s Board of Directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLBB, the actions taken by the FHLBB to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company has not recognized an other-than-temporary impairment loss.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated,

	At June 30,
	2011		2010		2009
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of total	Value	of total	Value	of total
(Dollars in thousands)
Securities, available for sale:
U.S. Government and agency securities	$666	0.4%	$6,101	3.6%	$19,667	11.8%
Corporate bonds and other securities	4,905	2.9%	4,368	2.6%	9,263	5.6%
Mortgage-backed securities and CMOs	42,038	24.3%	66,967	39.6%	123,596	74.0%
Equity securities	10,400	6.0%	8,457	5.0%	12,362	7.4%
Total securities, available for sale	58,009	33.6%	85,893	50.8%	164,888	98.8%
Securities, held-to-maturity:
U.S. Government and agency securities	16,085	9.3%	45,275	26.8%	2,000	1.2%
Mortgage-backed securities and CMOs	98,656	57.1%	37,974	22.4%	-	-%
Total securities, held-to-maturity	114,741	66.4%	83,249	49.2%	2,000	1.2%

Total securities	$172,750	100.0%	$169,142	100.0%	$166,888	100.0%

At June 30, 2011, we had invested in $9.0 million in Bank of America auction-rate and trust preferred securities and $15.1 million in Countrywide private label CMOs, and had no other investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2011, mortgage-backed securities with adjustable rates totaled $102.1 million.

	In One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
(Dollars in thousands)
Securities available for sale:
U.S. Government and agency securities	$-	$666	$-	$-	$666
Corporate debt securities	-	-	-	4,905	4,905
Mortgage-backed securities	-	1,131	4,414	36,493	42,038
Total debt securities	-	1,797	4,414	41,398	47,609
Equity securities	-	-	400	10,000	10,400

Total securities available for sale	-	1,797	4,814	51,398	58,009
Securities held to maturity:
U.S. Government and agency securities	-	2,000	11,235	2,850	16,085
Mortgage-backed securities	-	-	8,919	89,737	98,656
Total securities held to maturity	-	2,000	20,154	92,587	114,741

Total securities	$-	$3,797	$24,968	$143,985	$172,750
Weighted average yield	0.00%	3.61%	2.45%	3.26%	3.16%

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2011, $140.7 million, or 42.1%, of our deposit accounts were certificates of deposit, of which $71.2 million had maturities of one year or less.

The following table sets forth the distribution of total deposit accounts, by account type, for the years indicated.

	For the Year Ended June 30,
	2011			2010			2009
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand deposits	$35,914	10.85%	-%	$35,279	10.99%	-%	$36,219	12.39%	-%
NOW accounts	90,186	27.25	0.81	80,526	25.08	1.11	42,360	14.49	1.90
Regular savings	48,004	14.50	0.34	46,447	14.46	0.35	45,684	15.63	0.46
Money market accounts	13,517	4.09	0.68	11,036	3.44	0.88	12,006	4.10	1.08
Club accounts	199	0.06	0.30	237	0.07	0.30	261	0.09	3.79
	187,820	56.75	0.52	173,525	54.04	0.67	136,530	46.70	0.85
Certificates of deposit	143,158	43.25	2.34	147,599	45.96	2.58	155,813	53.30	3.27
Total	$330,978	100.00%	1.31%	$321,124	100.00%	1.55%	$292,343	100.00%	2.14%

As of June 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $64.7 million. The following table sets forth the maturity of those certificates as of June 30, 2011.

Maturity Period	At June 30, 2011
(In thousands)

Three months or less	$19,268
Over three through six months	5,362
Over six months through one year	10,324
Over one year through three years	19,412
Over three years	10,284
Total	$64,650

 Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston, and repurchase agreements. At June 30, 2011, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $51.0 million. At June 30, 2011, retail repurchase agreements were $4.2 million.  The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At and For The Year Ended
	June 30,
	2011	2010	2009
	(Dollars in thousands)

Maximum amount of advances outstanding
at any month end during the year:
FHLB advances	$98,500	$120,500	$150,204
Repurchase Agreements with customers	11,651	15,179	8,637

Average advances outstanding during the year:
FHLB advances	93,799	106,473	140,685
Repurchase Agreements with customers	7,671	9,154	5,535

Balance outstanding at end of year:
FHLB advances	83,500	100,500	120,500
Repurchase Agreements with customers	4,244	5,896	4,471

Weighted average interest rate during the year:
FHLB advances	3.84%	3.95%	4.05%
Repurchase Agreements with customers	0.28	1.03	2.28

Weighted average interest rate at end of year:
FHLB advances	3.88%	3.89%	4.06%
Repurchase Agreements with customers	0.27	0.33	2.30

Subsidiary Activities

PSB Holdings Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2011, Windham North Properties, LLC, owned five such properties.  PSB Realty, LLC owns a single parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate.  Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2011, we had 82 full-time employees and 38 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. PSB Holdings, Inc. and Putnam Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  At June 30, 2011, the Company’s federal tax returns were under audit by the Internal Revenue Service.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2011, Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2011, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At June 30, 2011, PSB Holdings, Inc. had $1.0 million of AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2011, Putnam Bank had no net operating loss carry forwards for federal income tax purposes.

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

SUPERVISION AND REGULATION

General

Putnam Bank is examined and supervised by the Office of the Comptroller of the Currency. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Putnam Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. Putnam Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines Putnam Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Putnam Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Putnam Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or Congress, could have a material adverse impact on PSB Holdings, Inc. and Putnam Bank and their operations.

New Federal Legislation

The Dodd-Frank Act, enacted on July 21, 2010, is significantly changing the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required Putnam Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including mutual holding companies, like PSB Holdings, Inc. and Putnam Bancorp, Inc., in addition to bank holding companies that it currently regulates.  Putnam Bancorp, Inc. will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from PSB Holdings, Inc., and there is no assurance that the Federal Reserve Board will approve future dividend waivers or, if it does, what conditions it may impose on such waivers.  See “Recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock,” in the Risk Factors section of this annual report.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of Dodd-Frank that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Putnam Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations issued thereunder. Under these laws and regulations, Putnam Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. Putnam Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Putnam Bank, including real estate investment and securities and insurance brokerage.  The Dodd-Frank Act authorized depository institutions to, for the first time, pay interest on business checking accounts, effective July 21, 2011.

Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by federal regulations based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. Putnam Bank does not typically engage in asset sales.

At June 30, 2011, Putnam Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by certain readily marketable collateral, which does not include real estate. As of June 30, 2011, Putnam Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to regulatory enforcement action for a violation of law. At June 30, 2011, Putnam Bank satisfied this test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years still available for dividend;

●	the association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency-imposed condition; or

●	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of the Comptroller of the Currency at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of the Comptroller of the Currency may disapprove a notice or application if:

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. Putnam Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Office of the Comptroller of the Currency regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. PSB Holdings, Inc. is an affiliate of Putnam Bank. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of the Comptroller of the Currency regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties”, including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director of the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of the Comptroller of the Currency is required and authorized to take supervisory actions against undercapitalized federal savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 4% leverage capital (3% for savings banks with a composite examination rating of 1);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

●	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date an association receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the Office of the Comptroller of the Currency, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of the Comptroller of the Currency has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2011, Putnam Bank met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

As part of a plan to restore the reserve ratio, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the Federal Deposit Insurance Corporation increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions were assigned an initial base assessment rate ranging from 12 to 45 basis points of assessable deposits depending on risk category. The initial base assessment was then adjusted based upon the level of unsecured debt, secured liabilities and brokered deposits, to establish a total base assessment rate ranging from seven to 77.5 basis points with riskier institutions paying higher assessments.

Effective April 1, 2011, the Federal Deposit Insurance Corporation implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits.  The Federal Deposit Insurance Corporation also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $2.9 million in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2011, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Putnam Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in specified amounts. As of June 30, 2011, Putnam Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2011, Putnam Bank was in compliance with these reserve requirements.

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

Holding Company Regulation

General. Putnam Bancorp, MHC and PSB Holdings, Inc. are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Putnam Bancorp, MHC and PSB Holdings, Inc. are registered with the Federal Reserve Board and are subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over PSB Holdings, Inc. and Putnam Bancorp, MHC, and their subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Pursuant to the Dodd-Frank Act, the Federal Reserve Board assumed regulatory authority over savings and loan holding companies from the Office of Thrift Supervision on July 21, 2011. As federal corporations, PSB Holdings, Inc. and Putnam Bancorp, MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and federal regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as PSB Holdings, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x), subject to meeting certain criteria, any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve Board. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including PSB Holdings, Inc. and Putnam Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Dividends.  The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that is expected to apply to savings and loan holding companies as well.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of PSB Holdings, Inc. to pay dividends or otherwise engage in capital distributions.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by Putnam Bancorp, MHC. Federal regulations require Putnam Bancorp, MHC to notify the Federal Reserve Board of any proposed waiver of its receipt of dividends from PSB Holdings, Inc.  The Office of Thrift Supervision, the previous regulator for Putnam Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The Federal Reserve Board has recently issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived.  The Federal Reserve Board has typically not allowed dividend waivers by mutual bank holding companies and, therefore, the ability of Putnam Bancorp, MHC to waive dividends for in the future is uncertain.

Conversion of Putnam Bancorp, MHC to Stock Form. Federal regulations permit Putnam Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to PSB Holdings, Inc. (the “New Holding Company”), Putnam Bancorp, MHC’s corporate existence would end, and certain depositors of Putnam Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Putnam Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in PSB Holdings, Inc. immediately prior to the Conversion Transaction. Under a provision of the Dodd-Frank Act applicable to Putnam Bancorp, MHC, Minority Stockholders would not be diluted because of any dividends waived by Putnam Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Putnam Bancorp, MHC converts to stock form.

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

Reports to Security Holders

PSB Holdings, Inc. files annual and quarterly reports with the SEC on Forms 10-K and 10-Q, respectively. PSB Holdings, Inc. also files current reports on the Form 8-K with the SEC. In addition, PSB Holdings, Inc. files preliminary and definitive proxy materials with the SEC.

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

We have been negatively affected by current local and national market and economic conditions.  A continuation or worsening of these conditions could adversely affect our operations, financial condition and earnings.

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment, continuing through 2011.  The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition and results of operations.  The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Our commercial and multifamily real estate loan customers have experienced increases in vacancy rates and declines in rental rates for both multifamily and commercial properties.  Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition and earnings.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Our allowance for loan losses was 1.20% of total loans and 47.86% of nonperforming loans at June 30, 2011. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Because we originate a significant number of mortgage loans secured by residential real estate, decreases in real estate values could adversely affect the value of property used as collateral for such loans.  At June 30, 2011, loans secured by real estate represented 96.7% of our total loans, substantially all of which are secured by properties located in Windham County.  Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.  As of June 30, 2011, the unemployment rate in Windham County, Connecticut was 10.4%, and the New London County unemployment rate was 9.0% compared to the national unemployment rate of 9.1% and the unemployment rate for Connecticut as a whole of 9.1%.

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

At June 30, 2011, our “rate shock” analysis prepared by the Office of the Comptroller of the Currency indicates that our net portfolio value would decrease by $7.0 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008.  Consequently, the average yield on our interest earning assets has decreased to 4.40% for the year ended June 30, 2011 from 5.86% for the year ended June 30, 2008.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets.  This has resulted in increases in net interest income in the short term.  However, our ability to lower our interest expense is limited as these interest rate levels while the average yield on our interest-earning assets may continue to decrease.  The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future.  Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

Stockholders other than our mutual holding company own a minority of PSB Holdings, Inc.’s common stock and are not able to exercise voting control over most matters put to a vote of stockholders.

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

Federal regulations restricting takeovers.  Regulatory policy prohibits the acquisition of a mutual holding company subsidiary by any person or entity other than a mutual holding company or a mutual institution.  While Putnam Bancorp, MHC’s regulator recently changed, there can be no assurance that there will be a change in this policy.

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

Federal policy on remutualization transactions could prohibit acquisition of PSB Holdings, Inc., which may lower our stock price.

Current federal regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, the Office of Thrift Supervision, Putnam Bancorp, MHC’s previous regulator, issued a policy statement indicating that it viewed remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and the mutual interests of the mutual holding company, and also raising issues concerning the effect on the mutual interests of the acquiring entity. The policy statement indicated that, under certain circumstances, these transactions would receive special scrutiny and would be rejected unless the applicant can clearly demonstrate that the regulatory concerns are not warranted in the particular case. Should these transactions be prohibited or otherwise restricted in the future, our per-share stock price may be adversely affected.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies.  Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations.  Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.  These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

If the Board of Governors of the Federal Reserve System increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

The Dodd-Frank Act and related regulations may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.

The value of PSB Holdings, Inc.’s common stock is significantly affected by its ability to pay dividends to its public stockholders.  PSB Holdings, Inc.’s ability to pay dividends to our stockholders is subject to the ability of Putnam Bank to make capital distributions to PSB Holdings, Inc., or the availability of cash at the holding company level in the event Putnam Bank’s earnings are not sufficient to pay dividends.

Moreover, the amount of the dividends that we are able to pay our public stockholders is affected by the ability of Putnam Bancorp, MHC, our mutual holding company, to waive the receipt of dividends declared by PSB Holdings, Inc.  Regulations of the Office of Thrift Supervision, our previous federal regulator, allowed federally chartered mutual holding companies to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form.  However, under the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision relating to mutual holding companies have been transferred to the Federal Reserve Board, and the Office of Thrift Supervision was eliminated.  The Dodd-Frank Act also provides that a mutual holding company must give the Federal Reserve Board notice before waiving the receipt of dividends, and sets forth certain standards for allowing a waiver of dividends by a mutual holding company.  Under these standards, waived dividends must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form, unless a mutual holding company has waived dividends prior to December 1, 2009, which Putnam Bancorp, MHC has done.  However, the Federal Reserve Board has recently issued an interim final rule requiring that, even where a mutual holding company has waived dividends prior to December 1, 2009, a majority of the mutual holding company’s members eligible to vote must approve a waiver of dividends by the mutual holding company within 12 months prior to the declaration of the dividend being waived.  Accordingly, the ability of Putnam Bancorp, MHC to waive dividends in the future is uncertain.

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

The requirement to account for certain assets at estimated fair value may adversely affect our results of operations.

We report certain assets, including securities, at fair value.  Generally, for securities that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value.  Because we carry these assets on our books at their estimated fair value, we may record losses even if the asset in question presents minimal credit risk.  Under current accounting requirements, elevated delinquencies, defaults, and estimated losses from the disposition of collateral in our private-label mortgage-backed securities portfolio may require us to recognize additional other-than-temporary impairments in future periods with respect to our securities portfolio.  The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the asset and our estimate of the anticipated recovery period.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We conduct substantially all of our business through our main office, seven full service branch offices and one loan origination center.  We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”.  In 2002, we began Limited Service (Mobile) Branch activities.  The Limited Services (Mobile) Branch serves approximately eight locations in our primary market area consisting of schools and retirement facilities.  Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit taking, check cashing, notary and certificate of deposit renewal activities.  Set forth below is information on our office locations as of June 30, 2011.  The net book value of our premises, land and equipment was approximately $4.8 million at June 30, 2011.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property
				(In thousands)
Main Office:
40 Main Street	Owned	1974	14,938	$1,127
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased	2006	473	82
Putnam, Connecticut 06260

100 Averill Road	Owned	1981	2,487	462
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned	1993	2,452	333
Danielson, Connecticut 06239

11 Pratt Road	Owned	2000	2,162	331
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased	2005	2,600	41
Griswold, Connecticut 06351

2 Chapman Lane	Owned	2009	2,400	663
Gales Ferry, Connecticut 06335

40 High Street	Owned	2009	2,800	1,166
Norwich, Connecticut

Loan Center:
50 Canal Street	Owned	2000	2,940	148
Putnam, Connecticut 06260

ATM Remote Location:
168 Route 169	Leased	2003	30	—
Woodstock, Connecticut 06281

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	—		—	—
36 Vina Lane
Brooklyn, Connecticut 06234
Total				$4,353

(1)
Our personnel are at this location for approximately three hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2011, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “PSBH.” Putnam Bancorp, MHC owned 3,729,846 shares, or 57.1% of our outstanding common stock. The approximate number of holders of record of PSB Holdings, Inc.’s common stock as of August 31, 2011 was 477. Certain shares of PSB Holdings, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PSB Holdings, Inc.’s common stock for the periods ended June 30, 2011 and June 30, 2010. The following information with respect to trading prices was provided by the NASDAQ Global Market.

	High	Low	Dividends
Fiscal 2010
Quarter ended September 30, 2009	$5.00	$2.78	$0.04
Quarter ended December 31, 2009	4.00	2.61	-
Quarter ended March 31, 2010	5.33	3.01	-
Quarter ended June 30, 2010	5.18	4.00	-

Fiscal 2011
Quarter ended September 30, 2010	$4.89	$2.96	$-
Quarter ended December 31, 2010	4.15	3.27	-
Quarter ended March 31, 2011	5.75	4.15	-
Quarter ended June 30, 2011	5.85	4.83	-

For a discussion of regulatory factors restricting our ability to pay dividends to our stockholders, see Item 1, “Business—Regulation and Supervision—Holding Company Regulation Limitation—Dividends”, and “—Waivers of Dividends by Putnam Bancorp, MHC”, and Item 1A. “Risk Factors—The Dodd-Frank Act and related regulations may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.”

PSB Holdings, Inc. has no source of income other than dividends from Putnam Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by PSB Holdings, Inc. and interest payments with respect to PSB Holdings, Inc.’s loan to the Employee Stock Ownership Plan.  Accordingly, dividend payments by PSB Holdings, Inc. are dependent primarily on dividends it receives from Putnam Bank.   For a discussion of restrictions on the ability of Putnam Bank to pay dividends to PSB Holdings, Inc., see Item 1, “Business—Regulation and Supervision—Federal Banking Regulation—Capital Distributions.”

Information with respect to securities authorized for issuance under the Company’s Equity Compensation Plan is contained in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	Selected Financial Data
The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements.  The following is only a summary and you should read it in conjunction with the Company’s consolidated financial statements and notes thereto.  The information at June 30, 2011 and 2010 and for the fiscal years ended June 30, 2011 and 2010 is derived in part from the audited consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K.  The information at June 30, 2009, 2008 and 2007, for the fiscal years ended December 31, 2009, 2008 and 2007, is derived in part from audited consolidated financial statements that do not appear in this document.

	At or For the Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Selected Financial Condition Data:

Total Assets	$472,499	$489,359	$477,349	$494,499	$491,198
Cash and cash equivalents	8,273	23,291	6,059	8,146	13,198
Securities available-for-sale	58,009	85,893	164,888	212,083	215,322
Securities held-to-maturity	114,741	83,249	2,000	-	-
Loans receivable, net	253,225	254,772	264,317	242,728	230,902
Loans held-for-sale	1,567	1,470	1,200	675	1,478
Deposits	333,773	335,146	308,099	283,724	293,473
Borrowings	87,744	106,396	124,971	156,621	141,857
Total Stockholders’ Equity	46,747	43,855	39,896	49,437	51,251

	At or For the Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$19,730	$22,462	$25,318	$27,205	$25,364
Interest expense	8,370	10,125	12,726	15,229	14,795
Net interest income	11,360	12,337	12,592	11,976	10,569
Provision for loan losses	915	1,049	967	51	263
Net interest income after provision for loan losses	10,445	11,288	11,625	11,925	10,306
Noninterest income (charge)	2,503	1,983	(12,559)	3,193	2,741
Noninterest expense	11,313	11,700	10,807	10,945	10,769
Income (loss) before income taxes	1,635	1,571	(11,741)	4,173	2,278
Income tax expense (benefit)	537	309	(4,610)	1,105	354
Net income (loss)	$1,098	$1,262	$(7,131)	$3,068	$1,924

	June 30,
Selected Financial Ratios and Other Data:	2011	2010	2009	2008	2007

Performance Ratios:
Return on average assets	0.23%	0.26%	(1.47)	0.63%	0.40%
Return on average equity	2.38	2.93	(17.76)	5.95	3.74
Interest rate spread (1)	2.29	2.47	2.46	2.04	1.76
Net interest margin (2)	2.53	2.74	2.79	2.59	2.35
Noninterest expense to average assets	2.35	2.42	2.23	2.23	2.17
Efficiency Ratio (3)	81.61	81.70	NA	72.15	80.91
Basic earnings (loss) per share	$0.17	$0.20	$(1.14)	$0.49	$0.29
Diluted earnings (loss) per share	$0.17	$0.20	$(1.14)	$0.48	$0.28
Average interest-earning assets to average interest-bearing liabilities	113.11%	112.03%	112.01%	116.77%	117.87%

Capital Ratios:
Equity to total assets at end of period	9.89%	8.96%	8.36%	10.00%	10.43%
Average equity to average assets	9.59	8.92	8.30	10.51	10.80
Total capital to risk-weighted assets	16.04	13.42	10.92	16.24	16.60
Tier 1 capital to risk-weighted assets	14.79	12.38	10.20	15.58	15.89
Tier 1 capital to adjusted tangible assets	7.68	6.91	6.62	8.34	8.22
Dividend payout ratio	0.00	0.20	(0.25)	0.63	0.83

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.20%	1.03%	0.83%	0.72%	0.74%
Allowance for loan losses as a percent of nonperforming loans	47.86	42.13	34.11	121.07	115.73
Net charge-offs to average outstanding loans during the period	0.19	0.22	0.20	0.03	0.03
Nonperforming loans as a percent of total loans	2.51	2.45	2.42	0.59	0.66
Nonperforming assets as a percent of total assets	2.58	1.80	1.67	0.29	0.31

Other Data:
Number of full-service offices	8	8	7	7	7

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the years ended June 30, 2011 and 2010, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 7 of this Annual Report on Form 10-K.

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

Net Income. Net income decreased $164,000 to $1.10 million or $.17 per basic share and per diluted share for the fiscal year ended June 30, 2011 from net income of $1.26 million or $.20 per basic share and diluted share for the fiscal year ended June 30, 2010.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

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

Comparison of Financial Condition at June 30, 2011 and June 30, 2010

Assets. Total assets of the Company were $472.5 million at June 30, 2011, a decrease of $16.9 million or 3.4%, from $489.4 million at June 30, 2010.  Investments in available-for-sale securities decreased $27.9 million or 32.5%, to $58.0 million at June 30, 2011 compared to $85.9 million at June 30, 2010.  Investments in held-to-maturity securities increased  $31.5 million to $114.7 million as of June 30, 2011 compared to $83.2 million as of June 30, 2010.  Cash and cash equivalents decreased $15.0 million to $8.3 million as of June 30, 2011 compared to $23.3 million as of June 30, 2010.  The decrease in cash was primarily used to paydown FHLB advances during the year.  Net loans outstanding decreased $1.5 million or 0.6% to $253.2 million at June 30, 2011 from $254.7 million at June 30, 2010. The decrease in loans was primarily due to a decrease of $986,000, or 0.5% in residential mortgage loans. Total commercial real estate loans decreased $320,000, or 0.6%, from June 30, 2010 to June 30, 2011.

Liabilities. Total liabilities decreased $19.8 million, or 4.4%, to $425.7 million at June 30, 2011 from $445.5 million at June 30, 2010, primarily due to a decrease in Federal Home Loan Bank advances of $17.0 million, or 16.9% to $83.5 million at June 30, 2011 from $100.5 million at June 30, 2010.   Total deposits decreased $1.4 million, or 0.4%, to $333.8 million at June 30, 2011 from $335.2 million at June 30, 2010.

Stockholders’ Equity. Total stockholders’ equity increased $2.9 million, or 6.6% to $46.7 million at June 30, 2011 from $43.8 million at June 30, 2010. The increase was primarily due to a decrease of $1.5 million in accumulated other comprehensive loss and net income of $1.1 million for the fiscal year ended June 30, 2011.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2011 and 2010

Net Income. Net income amounted to $1.10 million, or $0.17 per basic share and per diluted share for the fiscal year ended June 30, 2011 compared to net income of $1.26 million or $0.20 per basic and diluted share for the fiscal year ended June 30, 2010.

Interest and Dividend Income. Interest and dividend income decreased by $2.7 million, or 12.2%, to $19.7 million for the fiscal year ended June 30, 2011 from $22.4 million for the fiscal year ended June 30, 2010. The decrease in interest and dividend income resulted primarily from a 59 basis point decrease in the yield on average interest-earning assets to 4.40% for the fiscal year ended June 30, 2011 from 4.99% for the fiscal year ended June 30, 2010.  This decrease in yield is primarily due to the current low rate environment.  Interest income on loans decreased by $947,000, or 6.5%, to $13.7 million for the fiscal year ended June 30, 2011 from $14.6 million for the fiscal year ended June 30, 2010. Interest and dividend income on investment securities decreased $1.8 million, or 23.0%, to $6.0 million for the fiscal year ended June 30, 2011 from $7.8 million for the fiscal year ended June 30, 2010.  The yield on average investment securities decreased 138 basis points to 3.24% for the fiscal year ended June 30, 2011 from 4.62% for the fiscal year ended June 30, 2010.  Average interest-earning assets decreased $1.3 million to $448.5 million for the fiscal year ended June 30, 2011 from $449.8 million for the fiscal year ended June 30, 2010.  Average investment securities increased $17.4 million, average loans decreased $8.4 million and average other earning assets decreased $10.3 million from year to year.

Interest Expense. Interest expense decreased by $1.7 million, or 17.3%, to $8.4 million for fiscal year ended June 30, 2011 from $10.1 million for the fiscal year ended June 30, 2010. The decrease in interest expense resulted primarily from a decrease in the cost of average interest-bearing liabilities which decreased by 41 basis points to 2.11% for the fiscal year ended June 30, 2011 as compared to 2.52% for the fiscal year ended June 30, 2010.  The cost of average interest-bearing deposits decreased 43 basis points to 1.61% for the fiscal year ended June 30, 2011 from 2.04% for the fiscal year ended June 30, 2010 and the cost of other borrowed money decreased 15 basis points to 3.57% for the fiscal year ended June 30, 2011 from 3.72% for the fiscal year ended June 30, 2010.  This decrease in cost is primarily due to the current low rate environment.  Average interest-bearing deposits increased $9.2 million to $295.1 million for the fiscal year ended June 30, 2011 from $285.9 million for the fiscal year ended June 30, 2010.  Average NOW accounts increased $9.7 million and average time deposits decreased $4.5 million.  Average borrowed money decreased $14.2 million to $101.4 million for the fiscal year ended June 30, 2011 from $115.6 million for the fiscal year ended June 30, 2010.

Net Interest Income. Net interest income decreased $977,000, or 7.9%, to $11.3 million for the fiscal year ended June 30, 2011 from $12.3 million for the fiscal year ended June 30, 2010. The primary reason for the decrease in our net interest income was the decrease in the net interest margin to 2.53% for the fiscal year ended June 30, 2011 compared to 2.74% for the fiscal year ended June 30, 2010.  Net interest income decreased $1.7 million due to the change in rates during the fiscal year ended June 30, 2011.The effect of decreasing rates was partially offset by an increase in net interest income of $741,000 due to the change in volume and mix during the fiscal year ended June 30, 2011.

 Provision for Loan Losses.  The Company’s provision for loan losses decreased $134,000 to $915,000 for the fiscal year ended June 30, 2011 from $1.05 million for the fiscal year ended June 30, 2010.  The provisions established the allowance for loan losses at $3.1 million at June 30, 2011 compared to $2.7 million at June 30, 2010.  The ratio of the allowance to gross loans outstanding was 1.20% as of June 30, 2011 compared to 1.03% as of June 30, 2010, and the ratio of the allowance to nonperforming loans was 47.86% as of June 30, 2011 compared to 42.13% as of June 30, 2010.  We established a higher allowance for loan losses despite a decrease in net loans of $1.5 million, or 0.6%, from June 30, 2010 to June 30, 2011.  The higher allowance reflects the Bank’s nonperforming loans, charge-offs and increases to our historical loan loss factors for commercial mortgage, construction and commercial business loan portfolios due to adverse market conditions.  In addition, nonperforming loans increased to $6.4 million at June 30, 2011 from $6.3 million at June 30, 2010. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2011 and 2010.

Noninterest Income.   Noninterest income increased $520,000, or 26.2%, to $2.5 million for the fiscal year ended June 30, 2011 compared to $2.0 million for the fiscal year ended June 30, 2010.  This was primarily due to a $420,000 legal settlement received during the fiscal year ended June 30, 2011.  Write-downs of investments decreased $1.38 million to $1.07 million for the fiscal year ended June 30, 2011 compared to $2.45 million for the fiscal year ended June 30, 2010.  The write-downs for the fiscal years ended June 30, 2011 and 2010 consisted of private label CMOs.  Net gains on sales and calls of securities decreased $1.2 million to $257,000 for the fiscal year ended June 30, 2011 compared to $1.4 million for the fiscal year ended June 30, 2010.

Noninterest Expense. Noninterest expense decreased by $387,000, or 3.3%, to $11.3 million for the fiscal year ended June 30, 2011 from $11.7 million for the fiscal year ended June 30, 2010. Salaries and employee benefits expense decreased by $39,000, or 0.7%, to $5.85 million for the fiscal year ended June 30, 2011 from $5.89 million for the fiscal year ended June 30, 2010.  Occupancy and equipment expense increased by $95,000, or 7.7%, to $1.3 million for the fiscal year ended June 30, 2011 from $1.2 million for the fiscal year ended June 30, 2010.  All other noninterest expense, consisting primarily of data processing expense, FDIC deposit insurance, professional fees and marketing expense decreased by $443,000, or 9.7%, to $4.1 million for the fiscal year ended June 30, 2011 from $4.6 million for the fiscal year ended June 30, 2010. This was primarily due to decreases in prepayment penalties on FHLB borrowings of $156,000 and write-downs on other real estate owned of $226,000 during the fiscal year ended June 30, 2011.

Provision for Income Taxes.  Income tax expense increased by $228,000, or 73.8%, to $537,000 for the year ended June 30, 2011 from $309,000 for the year ended June 30, 2010. Our effective tax rate was 32.8% for the year ended June 30, 2011, compared to 19.7% for the year ended June 30, 2010.  The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	2011			2010			2009
Years ended June 30,	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
Earning Assets:
Investment securities	$186,412	$6,032	3.24%	$169,043	$7,811	4.62%	$192,014	$10,584	5.51%
Loans	256,737	13,694	5.33%	265,142	14,641	5.52%	254,742	14,718	5.78%
Other earning assets	5,353	4	0.07%	15,606	10	0.06%	4,281	16	0.37%
Total interest-earnings assets	448,502	19,730	4.40%	449,791	22,462	4.99%	451,037	25,318	5.61%
Non-interest-earning assets	32,209			32,813			32,808
Total assets	$480,711			$482,604			$483,845

Interest-bearing liabilities:
NOW accounts	$90,186	934	1.04%	$80,526	1,317	1.64%	$42,360	944	2.23%
Savings accounts	48,004	168	0.35%	46,447	195	0.42%	45,684	250	0.55%
Money market accounts	13,517	111	0.82%	11,036	111	1.01%	12,006	188	1.57%
Time deposits	143,357	3,536	2.47%	147,836	4,200	2.84%	156,074	5,525	3.54%
Borrowed money	101,469	3,621	3.57%	115,630	4,302	3.72%	146,220	5,819	3.98%
Total interest-bearing liabilities	396,533	8,370	2.11%	401,475	10,125	2.52%	402,344	12,726	3.16%
Non-interest-bearing demand deposits	35,914			35,280			36,219
Other non-interest-bearing liabilities	2,162			2,782			5,121
Capital accounts	46,102			43,067			40,161
Total liabilities and capital accounts	$480,711			$482,604			$483,845

Net interest income		$11,360			$12,337			$12,592
Interest rate spread			2.29%			2.47%			2.45%
Net interest-earning assets	$51,969			$48,316			$48,693
Net interest margin			2.53%			2.74%			2.79%
Average earning assets to
average interest-bearing liabilities			113.11%			112.03%			112.10%

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

	2011 Compared to 2010			2010 Compared to 2009
(Dollars in thousands)	Increase (Decrease) Due to			Increase (Decrease) Due to
INTEREST-EARNING ASSETS:	Rate	Volume	Net	Rate	Volume	Net
Interest and Dividend Income:
Investment securities	$(2,520)	$741	$(1,779)	$(1,594)	$(1,179)	$(2,773)
Loans	(491)	(456)	(947)	(665)	588	(77)
Other interest-earning assets	1	(7)	(6)	(22)	16	(6)
TOTAL INTEREST-EARNING ASSETS	(3,010)	278	(2,732)	(2,281)	(575)	(2,856)

INTEREST-BEARING LIABILITIES:
Interest Expense:
NOW accounts	(527)	144	(383)	(303)	676	373
Savings accounts	(33)	6	(27)	(59)	4	(55)
Money Market accounts	(22)	22	-	(63)	(14)	(77)
Time deposits	(540)	(124)	(664)	(1,046)	(279)	(1,325)
Other borrowed money	(170)	(511)	(681)	(360)	(1,157)	(1,517)
TOTAL INTEREST-BEARING LIABILITIES	(1,292)	(463)	(1,755)	(1,831)	(770)	(2,601)

CHANGE IN NET INTEREST INCOME	$(1,718)	$741	$(977)	$(450)	$195	$(255)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at June 30, 2011 and June 30, 2010.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	June 30, 2011	June 30, 2010

Stable
+ 100	-1.25%	-1.25%
+ 200	-3.99%	-4.59%

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

Net Portfolio Value Simulation Analysis.  The Office of the Comptroller of the Currency requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of the Comptroller of the Currency provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly interest rate sensitivity report of net portfolio value.  The Office of the Comptroller of the Currency  simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis point increments.  However, given the current low level of market interest rates, we did not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points.  A basis point equals one-hundredth of one percent, and 200 basis points equals two percent, an increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.  The Office of the Comptroller of the Currency provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of the Comptroller of the Currency  to estimate the sensitivity of our net portfolio value.

The tables below sets forth, at June 30, 2011, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$31,550	$(13,890)	-31%	6.88%	-252
+200	$38,445	$(6,995)	-15%	8.20%	-120
+100	$43,348	$(2,092)	-5%	9.08%	-32
0	$45,440	$-	0%	9.40%	0
-100	$46,293	$854	2%	9.49%	9

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity and Capital Resources

The term “liquidity” refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2011 of $83.5 million with unused borrowing capacity of $53.4 million.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. The Bank’s net loan principal originations were $282,000 for the fiscal year ended June 30, 2011 and $7.0 million for the fiscal year ended June 30, 2010.  Purchases of securities totaled $93.7 million and $105.3 million, for the years ended June 30, 2011 and 2010, respectively.

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

Certificates of deposit totaled $140.7 million at June 30, 2011. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

For the year ended June 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 2 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The Board of Directors and Stockholders
PSB Holdings, Inc.
Putnam, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary as of
June 30, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PSB Holdings, Inc. and Subsidiary as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
September 20, 2011

83 PINE STREET ● WEST PEABODY, MASSACHUSETTS 01960-3635 ● TELEPHONE (978) 535-0206 ● FACSIMILE (978) 535-9908
smc@shatswell.com	www.shatswell.com

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and 2010
(In Thousands, Except Share Data)

	2011	2010
ASSETS
Cash and due from depository institutions	$7,915	$21,298
Interest-bearing demand deposits with other banks	358	1,993
Cash and cash equivalents	8,273	23,291
Investments in available-for-sale securities (at fair value)	58,009	85,893
Investments in held-to-maturity securities (fair value of $115,962 as of June 30, 2011 and $83,698 as of June 30, 2010)	114,741	83,249
Federal Home Loan Bank stock, at cost	8,056	8,056
Loans held-for-sale	1,567	1,470

Loans	256,297	257,423
Allowance for loan losses	(3,072)	(2,651)
Net loans	253,225	254,772

Premises and equipment	4,849	5,292
Accrued interest receivable	1,528	1,698
Other real estate owned	1,074	1,561
Goodwill	6,912	6,912
Intangible assets	324	473
Bank owned life insurance	6,431	6,191
Other assets	7,510	10,501
Total assets	$472,499	$489,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$36,814	$36,206
Interest-bearing	296,959	298,940
Total deposits	333,773	335,146
Mortgagors’ escrow accounts	1,766	1,627
Federal Home Loan Bank advances	83,500	100,500
Securities sold under agreements to repurchase	4,244	5,896
Other liabilities	2,469	2,335
Total liabilities	425,752	445,504
Stockholders’ equity:
Common stock, $.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,528,863 shares outstanding at June 30, 2011 and 2010	694	694
Additional paid-in capital	30,594	30,633
Retained earnings	22,648	21,550
Accumulated other comprehensive loss	(1,267)	(2,776)
Unearned ESOP shares	(1,693)	(1,821)
Unearned stock awards	(16)	(212)
Treasury stock, at cost (414,262 shares at June 30, 2011 and 2010)	(4,213)	(4,213)
Total stockholders’ equity	46,747	43,855
Total liabilities and stockholders’ equity	$472,499	$489,359

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2011 and 2010
(In Thousands, Except Share Data)

	2011	2010
Interest and dividend income:
Interest and fees on loans	$13,694	$14,641
Interest on debt securities:
Taxable	5,547	7,270
Dividends on marketable equity securities	473	541
Dividends on FHLB stock	12	-
Interest on federal funds sold and other	4	10
Total interest and dividend income	19,730	22,462
Interest expense:
Interest on deposits	4,749	5,823
Interest on Federal Home Loan Bank advances	3,600	4,208
Interest on securities sold under agreements to repurchase	21	94
Total interest expense	8,370	10,125
Net interest and dividend income	11,360	12,337
Provision for loan losses	915	1,049
Net interest and dividend income after provision for loan losses	10,445	11,288
Noninterest income:
Fees for services	2,052	2,285
Write-down of securities (includes total losses of $3,037 and $5,421, net of $1,972 and $2,972 recognized in other comprehensive loss, pretax)	(1,065)	(2,449)
Gain on sales and calls of securities, net	257	1,424
Mortgage banking activities	138	217
Net commissions from brokerage service	134	82
Bank owned life insurance income	407	279
Income from legal settlement	420	-
Other income	160	145
Total noninterest income	2,503	1,983
Noninterest expense:
Salaries and employee benefits	5,849	5,888
Occupancy and equipment expense	1,333	1,238
Data processing	884	770
Advertising and marketing	221	283
Professional fees	327	332
Amortization of intangible asset	149	178
Deposit insurance assessment	773	764
Prepayment penalty on Federal Home Loan Bank advances	31	187
OTS assessment	187	150
Other real estate owned expense	140	78
Write down of other real estate owned	95	321
Other expense	1,324	1,511
Total noninterest expense	11,313	11,700
Income before income tax expense	1,635	1,571
Income tax expense	537	309
Net income	$1,098	$1,262

Earnings per common share
Basic	$0.17	$0.20
Diluted	$0.17	$0.20

Weighted average common shares outstanding
Basic	6,342,473	6,312,287
Diluted	6,342,473	6,312,287

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2011 and 2010
(Dollars in thousands)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Loss (1)	Shares	Awards	Stock	Total
Balance, June 30, 2009	$694	$30,656	$20,383	$(5,277)	$(1,940)	$(409)	$(4,211)	$39,896
Comprehensive income:
Net income	-	-	1,262	-	-	-	-	-
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	2,501	-	-	-	-
Comprehensive income	-	-	-	-	-	-	-	3,763
Dividends declared	-	-	(95)	-	-	-	-	(95)
ESOP shares released	-	(69)	-	-	119	-	-	50
Purchase of treasury stock	-	-	-	-	-	-	(2)	(2)
Stock-based compensation expense	-	46	-	-	-	197	-	243
Balance, June 30, 2010	694	30,633	21,550	(2,776)	(1,821)	(212)	(4,213)	43,855
Comprehensive income:
Net income	-	-	1,098	-	-	-	-	-
Net change in unrealized holding losses on available-for-sale securities, net of tax effect	-	-	-	1,509	-	-	-	-
Comprehensive income	-	-	-	-	-	-	-	2,607
ESOP shares released	-	(71)	-	-	128	-	-	57
Stock-based compensation expense	-	32	-	-	-	196	-	228
Balance, June 30, 2011	$694	$30,594	$22,648	$(1,267)	$(1,693)	$(16)	$(4,213)	$46,747

(1)  The June 30, 2011 and 2010 ending balances include $2,887,000 and $3,526,000, respectively, of pre-tax unrealized losses in which other-than-temporary impairment has been recognized.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2011 and 2010
(Dollars in thousands)
(Continued)

Reclassification disclosure for the years ended June 30:

	2011	2010
	(In Thousands)
Unrealized holding losses on available-for-sale securities:
Net unrealized holding gains on available-for-sale securities	$1,475	$2,751
Reclassification adjustment for losses realized in net income	811	1,037
	2,286	3,788
Income tax expense	(777)	(1,287)
Other comprehensive income, net of tax	$1,509	$2,501

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2011 and 2010
(In Thousands)

	2011	2010
Cash flows from operating activities:
Net income	$1,098	$1,262
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	1,197	450
Gain on sales and calls of securities, net	(257)	(1,424)
Write down of securities	1,065	2,449
Net increase in loans held-for-sale	(97)	(270)
Change in deferred loan costs, net	94	39
Provision for loan losses	915	1,049
(Gain) loss on sale of other real estate owned	(59)	31
Loss on disposal of equipment	7	-
Writedown of other real estate owned	95	321
Depreciation and amortization	512	527
Amortization of core deposit intangible	149	178
Decrease (increase) in accrued interest receivable and other assets	2,554	(4,557)
Increase in cash surrender value of bank owned life insurance	(407)	(279)
Increase (decrease) in other liabilities	288	(383)
Deferred tax (benefit) expense	(187)	1,970
ESOP shares released	57	50
Stock-based compensation expense	120	285

Net cash provided by operating activities	7,144	1,698

Cash flows from investing activities:
Purchases of available-for-sale securities	-	(1,000)
Proceeds from sales of available-for-sale securities	6,636	31,706
Proceeds from maturities of available-for-sale securities	22,663	50,838
Purchase of held-to-maturity securities	(93,692)	(104,335)
Proceeds from maturities of held-to-maturity securities	61,066	22,850
Loan originations and principal collections, net	282	7,029
Recoveries of loans previously charged off	60	67
Proceeds from sale of other real estate owned	607	715
Proceeds from the surrender of bank owned life insurance policy	167	-
Capital expenditures - premises and equipment	(65)	(617)
Capital expenditures - other real estate owned	-	(16)

Net cash (used in) provided by investing activities	(2,276)	7,237

PSB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2011 and 2010
(In Thousands)
(continued)

	2011	2010
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	2,244	38,876
Net decrease in time deposits	(3,617)	(11,829)
Net increase in mortgagors’ escrow accounts	139	63
Proceeds from Federal Home Loan Bank advances	10,000	9,500
Repayment of Federal Home Loan Bank advances	(27,000)	(29,500)
Net (decrease) increase in securities sold under agreements to repurchase	(1,652)	1,425
Acquisition of treasury stock	-	(2)
Dividends paid	-	(236)

Net cash (used in) provided by financing activities	(19,886)	8,297

Net (decrease) increase in cash and cash equivalents	(15,018)	17,232
Cash and cash equivalents at beginning of year	23,291	6,059
Cash and cash equivalents at end of year	$8,273	$23,291

Supplemental disclosures:
Interest paid	8,429	$10,206
Income taxes (received) paid	(864)	646
Loans transferred to other real estate owned	709	2,040
Deferred gain on sale of other real estate owned in other liabilities	(40)	40
Loans originated to finance sale of other real estate owned	513	679

The accompanying notes are an integral part of these consolidated financial statements.

PSB HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2011 and 2010

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

CASH AND CASH EQUIVALENTS:

For the purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions and interest-bearing demand deposits with other banks.

Cash and due from banks as of June 30, 2011 includes $5,650,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank, target balances at Bankers Bank and for other purposes.

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

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

FEDERAL HOME LOAN BANK OF BOSTON STOCK, AT COST:

As a member of the Federal Home Loan Bank (FHLB), the Bank is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member’s outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts.  Management evaluates the Bank’s investment in FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.  Based on its most recent analysis of the FHLB of Boston as of June 30, 2011, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired.

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

Cash receipts of interest income on impaired loans and nonaccrual loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan.  Some or all of the cash receipts of interest income on impaired loans and nonaccrual loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible.  When recognition of interest income on an impaired loan and a nonaccrual loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate.  Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

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

General Component:

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate:   The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate:  Loans in this segment are primarily income-producing properties throughout Connecticut.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Construction loans:  Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans:  Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans:  Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated Component:

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

Unallocated Component:

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

On July 1, 2010, the Company adopted new accounting guidance on earnings per share that defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that are included in computing EPS using the two-class method.  The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings.  Under this method, all earnings (distributed and undistributed) are allocated to participating securities and common shares based on their respective rights to receive dividends.

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Year ended June 30, 2011:
Basic EPS
Net income	$1,098,000
Dividends and undistributed earnings allocated to unvested shares	(2,000)
Net income and income allocated to common stockholders	1,096,000	6,342,473	$0.17
Effect of dilutive securities options and warrants		N/A
Diluted EPS
Income allocated to common stockholders and assumed conversions	$1,096,000	6,342,473	$0.17

Year ended June 30, 2010:
Basic EPS
Net income	$1,262,000
Dividends and undistributed earnings allocated to unvested shares	(6,000)
Net income and income allocated to common stockholders	1,256,000	6,312,287	$0.20
Effect of dilutive securities options and warrants		N/A
Diluted EPS
Income allocated to common stockholders and assumed conversions	$1,256,000	6,312,287	$0.20

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

STOCK BASED COMPENSATION:

As more fully described in Note 15, the Company has a stock based incentive plan authorizing various types of incentive awards that may be granted to directors, officers and employees.  The Company accounts for the plan under ASC 718-10, “Compensation - Stock Compensation - Overall.”  In accordance with ASC 718-10, the Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  During the years ended June 30, 2011 and 2010, $121,000 and $285,000, respectively, in stock-based employee compensation was recognized.

RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules are effective July 1, 2010.  The adoption of this ASU did not have significant effect on the Company’s financial condition or results of operations.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010. For nonpublic entities, the amendments are effective for fiscal years and interim periods beginning after December 15, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  Additional disclosures are also required under this ASU.  The Company is currently evaluating the impact of this ASU.  This ASU is expected to cause more loan modifications to be classified as TDRs and the Company is evaluating its modification programs and practices in light of the new ASU.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  The amendments are effective for interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

NOTE 3 - INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values are as follows as of June 30:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
June 30, 2011:
Debt securities:
U.S. government and agency obligations:
From one through five years	$630	$36	$-	$666

Corporate bonds and other obligations:
After ten years	5,998	-	(1,093)	4,905

Mortgage-backed securities	43,253	1,673	(2,888)	42,038

Equity securities:
Auction rate preferred	10,047	682	(329)	10,400
Total available-for-sale securities	$59,928	$2,391	$(4,310)	$58,009

June 30, 2010:
Debt securities:
U.S. government and agency obligations:
Due within one year	$1,089	$33	$-	$1,122
From one through five years	894	63	-	957
From five through ten years	2,000	3	-	2,003
After ten years	2,005	14	-	2,019
	5,988	113	-	6,101

Corporate bonds and other obligations:
After ten years	5,998	-	(1,630)	4,368

Mortgage-backed securities	68,065	2,616	(3,714)	66,967

Equity securities:
Auction rate preferred	10,047	6	(1,596)	8,457
Total available-for-sale securities	$90,098	$2,735	$(6,940)	$85,893

Held-to-maturity:
June 30, 2011:
Debt securities:
U.S. government and agency obligations:
From one through five years	$2,000	$34	$-	$2,034
From five through ten years	11,234	51	(26)	11,259
After ten years	2,851	-	(15)	2,836
	16,085	85	(41)	16,129

Mortgage-backed securities	98,656	1,221	(44)	99,833
Total held-to-maturity securities	$114,741	$1,306	$(85)	$115,962

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
June 30, 2010:
Debt securities:
U.S. government and agency obligations:
From one through five years	$24,250	$74	$-	$24,324
From five through ten years	19,025	151	-	19,176
After ten years	2,000	5	-	2,005
	45,275	230	-	45,505

Mortgage-backed securities	37,974	320	(101)	38,193
Total held-to-maturity securities	$83,249	$550	$(101)	$83,698

Proceeds from sales of available-for-sale securities during the year ended June 30, 2011 amounted to $6,636,000.  Gross realized gains and gross realized losses on those sales amounted to $254,000 and $0, respectively.  Proceeds from sales of available-for-sale securities during the year ended June 30, 2010 amounted to $31,706,000.  Gross realized gains and gross realized losses on those sales amounted to $1,447,000 and $35,000, respectively.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders’ equity were as follows as of June 30, 2011:

	Amortized	Fair
	Cost	Value
Issuer	(In Thousands)
Merrill Lynch Auction Rate Pass Thru	$5,000	$4,763

As of June 30, 2011 and 2010, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, and repurchase agreements was $35,841,000 and $27,425,000, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows as of June 30:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2011:
U.S Government and agency obligations	$3,810	$41	$-	$-	$3,810	$41
Corporate bonds and other obligations	-	-	4,905	1,093	4,905	1,093
Mortgage-backed securities	10,323	45	-	-	10,323	45
Equity securities	-	-	6,671	329	6,671	329
Total temporarily impaired securities	14,133	86	11,576	1,422	25,709	1,508

Other-than-temporarily impaired debt securities: (1)
Mortgage-backed securities	4,567	537	7,155	2,350	11,722	2,887
Total temporarily impaired and other-than-temporarily impaired securities	$18,700	$623	$18,731	$3,772	$37,431	$4,395

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2010:
Corporate bonds and other obligations	$-	$-	$4,368	$1,630	$4,368	$1,630
Mortgage-backed securities	12,307	101	1,032	188	13,339	289
Equity securities	2,744	256	5,660	1,340	8,404	1,596
Total temporarily impaired securities	15,051	357	11,060	3,158	26,111	3,515

Other-than-temporarily impaired debt securities: (1)
Mortgage-backed securities	852	419	14,349	3,107	15,201	3,526
Total temporarily impaired and other-than-temporarily impaired securities	$15,903	$776	$25,409	$6,265	$41,312	$7,041

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income.

As of June 30, 2011 the Bank had 32 individual investment securities which the fair value of the security is less than the amortized cost of the security.  Management believes the unrealized losses in the above table related to debt securities are attributable primarily to changes in market interest rates and current market inefficiencies in the pricing of these types of securities.  The trust preferred securities, included in corporate bonds and other obligations, and the auction rate preferred securities, included in equity securities, are issued by various financial institutions and corporations.  The cash flows generated from the trusts issuing these securities are projected to be adequate to repay all principal and interest on these securities.  Management has the intent and ability to hold these securities until cost recovery occurs.  Management’s assessment of the Company’s ability to hold securities until cost recovery incorporates a comprehensive analysis of several factors within the Company’s overall asset/liability management process.  These factors include, among others, liquidity needs, future funding requirements and available borrowing capacity.

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

The following table summarizes other-than-temporary impairment losses on securities for the years ended June 30:

			Non-Agency
	Equity	Corporate	Mortgage-Backed
	Securities	Securities	Securities	Total
	(In Thousands)
June 30, 2011:
Total other-than-temporary impairment losses	$-	$-	$3,037	$3,037
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	-	1,972	1,972

Net impairment losses recognized in earnings (2)	$-	$-	$1,065	$1,065

June 30, 2010:
Total other-than-temporary impairment losses	$-	$-	$5,421	$5,421
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	-	2,972	2,972

Net impairment losses recognized in earnings (2)	$-	$-	$2,449	$2,449

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)  Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the years ended June 30, 2011 and 2010 is as follows:

	2011	2010
	Total	Total
	(In Thousands)
Balance, July 1	$12,242	$9,793
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	3	48
Additions for the credit component on debt securities in which other-than-temporary impairment was previously recognized	1,062	2,401
Balance, June 30	$13,307	$12,242

For the year ended June 30, 2011, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of non-agency mortgage-backed securities.  In accordance with ASC 325-10 and ASC 325-40, for debt securities, the Company estimated the portion of loss attributable to credit using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.  Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2011:

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	11.6%	0.2%	23.8%
Default rates	21.8	9.2	36.8
Loss severity	31.5	10.0	36.6

NOTE 4 - LOANS

Loans consisted of the following as of June 30:

	2011	2010
	(In Thousands)
Residential mortgages	$193,084	$194,960
Commercial mortgages	53,248	54,398
Residential construction mortgages	2,824	1,338
Commercial	7,356	6,786
Installment	707	729
Collateral	258	309
Other	105	139
	257,582	258,659
Unadvanced construction loans	(1,476)	(1,521)
	256,106	257,138
Allowance for loan losses	(3,072)	(2,651)
Deferred costs, net	191	285
Net loans	$253,225	$254,772
Weighted average yield	5.33%	5.58%

The Company’s lending is conducted principally in Eastern Connecticut.  The Company’s investment in loans includes both adjustable and fixed rate loans.  The composition of the Company’s investment in loans at June 30, was as follows:

	2011	2010
	(In Thousands)
Fixed rate:
Term to maturity
One month through one year	$8,701	$2,809
One year through three years	12,800	11,967
Three years through five years	8,905	11,008
Five years through ten years	24,098	27,584
Over ten years	97,888	93,715
	152,392	147,083
Adjustable rate:
Rate adjustment
One month through one year	54,727	52,107
One year through three years	24,702	23,599
Three years through five years	17,865	27,048
Over five years	6,420	7,301
	103,714	110,055
Total loans	$256,106	$257,138

The adjustable rate loans generally have interest rate adjustment limitations and are generally indexed to the Company’s cost of funds, prime rate, or to the U.S. Treasury Bill rate.

Changes in the allowance for loan losses were as follows for the years ended June 30, 2011:

	2011	2010
	(In Thousands)
Beginning balance	$2,651	$2,200
Charge offs	(554)	(665)
Recoveries of loans previously charged off	60	67
Provision for loan losses	915	1,049
Balance at end of period	$3,072	$2,651

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of June 30, 2011:

	Residential	Commercial	Residential	Commercial
	Real Estate	Real Estate	Construction	& Industrial	Consumer	Other	Unallocated	Total
	(In Thousands)
June 30, 2011
Allowance for credit losses:
Beginning balance	$1,332	$901	$10	$297	$37	$6	$68	$2,651
Charge-offs	208	62	-	212	3	69	-	554
Recoveries	6	-	-	18	1	35	-	60
Provision	390	447	18	37	(27)	31	19	915
Ending balance	$1,520	$1,286	$28	$140	$8	$3	$87	$3,072

Ending balance: Individually evaluated for impairment	$236	$686	$-	$-	$6	$-	$-	$928

Ending balance: Collectively evaluated for impairment	$1,284	$600	$28	$140	$2	$3	$87	$2,144

Loans:
Ending balance	$193,084	$52,686	$1,910	$7,356	$965	$105	$-	$256,106

Ending balance: Individually evaluated for impairment	$2,415	$8,093	$-	$-	$57	$-	$-	$10,565

Ending balance: Collectively evaluated for impairment	$190,669	$44,593	$1,910	$7,356	$908	$105	$-	$245,541

The following table presents the Company’s loans by risk rating as of June 30, 2011.

Credit Quality Indicators
June 30, 2011

	Residential	Commercial	Residential	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Other	Total
	(In Thousands)
Grade:
Pass	$191,309	$37,787	$1,910	$6,509	$965	$105	$238,585
Special Mention	23	3,783	-	847	-	-	4,653
Substandard	1,752	11,116	-	-	-	-	12,868
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$193,084	$52,686	$1,910	$7,356	$965	$105	$256,106

Credit Quality Information

The Company utilizes a nine grade internal loan rating system as follows:

Loans rated 1 - 5: Loans in these categories are considered “pass” rated loans with low to average risk.

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

An age analysis of the recorded investment in past due loans segregated by portfolio segment, as of June 30, 2011 is as follows:

	30-59 Days	60-89 Days	90 Days	Total	Total
	Past Due	Past Due	or Greater	Past Due	Non-accrual
	(In Thousands)
Real estate:
Residential	$92	$247	$1,126	$1,465	$1,752
Commercial	629	488	3,324	4,441	4,635
Residential construction	-	-	-	-	-
Commercial and industrial	150	-	-	150	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$871	$735	$4,450	$6,056	$6,387

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of June 30:

	2011	2010
	(In Thousands)

Total nonaccrual loans	$6,387	$5,802

Accruing loans which are 90 days or more overdue	32	491

Nonperforming loans	$6,419	$6,293

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality - Subsequent Measurement,” is as follows as of June 30, 2011:

		Unpaid		Average	Interest	Amount
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
Impaired loans without a valuation allowance:	(In Thousands)
Real estate:
Residential	$395	$393	$-	$1,071	$4	$4
Commercial	2,625	2,623	-	2,719	22	9
Residential construction	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	51	51	-	17	3	-
Total impaired with no related allowance	3,071	3,067	-	3,807	29	13

Impaired loans with a valuation allowance:
Real estate:
Residential	2,025	2,022	236	1,381	58	5
Commercial	5,472	5,470	686	3,787	137	49
Residential construction	-	-	-	-	-	-
Commercial and industrial	-	-	-	43	-	-
Consumer	6	6	6	21	-	-
Total impaired with an allowance recorded	7,503	7,498	928	5,232	195	54

Total impaired loans:
Real estate:
Residential	2,420	2,415	236	2,452	62	9
Commercial	8,097	8,093	686	6,506	159	58
Residential construction	-	-	-	-	-	-
Commercial and industrial	-	-	-	43	-	-
Consumer	57	57	6	38	3	-
Total impaired loans	$10,574	$10,565	$928	$9,039	$224	$67

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality - Subsequent Measurement,” is as follows as of June 30, 2010:

	Recorded	Related
	Investment	Allowance
	In Impaired	For Credit
	Loans	Losses
	(In Thousands)
Loans for which there is a related allowance for credit losses	$2,230	$446

Loans for which there is no related allowance for credit losses	3,934	-

Totals	$6,164	$446

Average recorded investment in impaired loans during the year ended June 30	$6,173

Related amount of interest income recognized during the time, in the year ended June 30, that the loans were impaired

Total recognized	$107
Amount recognized using a cash-basis method of accounting	$57

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2011 and 2010, the Company had $5,682,000 and $2,121,000 loans, respectively, that were modified in trouble debt restructurings and impaired.

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage and other loans serviced for others were $32,277,000 and $35,172,000 at June 30, 2011 and 2010, respectively.  The Company has not recorded mortgage servicing rights related to loans sold with servicing retained due to their immaterial amount.

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended June 30, 2011.  Total loans to such persons and their companies amounted to $80,000 as of June 30, 2011.  During the year ended June 30, 2011, principal payments totaled $17,000 and principal advances totaled $25,000.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of June 30:

	2011	2010
	(In Thousands)
Land	$470	$470
Buildings	6,266	6,293
Furniture and equipment	2,769	2,772
	9,505	9,535
Accumulated depreciation and amortization	(4,656)	(4,243)
	$4,849	$5,292

Depreciation expense amounted to $496,000 and $461,000 for the years ended June 30, 2011 and 2010, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of goodwill and core deposit intangibles which resulted from the Bank’s purchase of three branches from another financial institution in October 2005.  Goodwill is evaluated for impairment on an annual basis.  For the year ended June 30, 2011 and 2010 no impairment was found.  The core deposit intangible is being amortized on an accelerated basis over a ten year period.

	June 30,
	2011	2010
	(In Thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	324	473
Total intangible assets	$7,236	$7,385

The amortization expense was $149,000 and $178,000 for the years ended June 30, 2011 and 2010, respectively.  Expected future amortization expense is as follows:

Years Ended June 30,	(In Thousands)
2012	$121
2013	93
2014	65
2015	37
2016	8
Total	$324

The following table reflects the gross carrying amount of core deposit intangibles as of June 30:

2011
(In Thousands)
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core deposit intangible	$1,553	$1,229	$324

2010
(In Thousands)
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core deposit intangible	$1,553	$1,080	$473

NOTE 7 - DEPOSITS

The balances and the rates at which the Company paid interest on deposit accounts at June 30, were as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars In Thousands)
Demand deposits	$36,814	-%	$36,206	-%
NOW accounts	92,273	0.81	95,321	1.11
Regular savings	50,283	0.34	48,105	0.35
Money market accounts	13,474	0.68	10,948	0.88
Clubs	245	0.30	265	0.30
	193,089	0.52	190,845	0.70
Certificate accounts maturing in:
Less than one year	71,200	1.84	74,779	1.74
One year to two years	24,112	2.43	26,256	3.59
Two years to three years	22,182	3.25	15,641	3.18
Three years to five years	23,190	2.91	27,625	3.54
	140,684	2.34	144,301	2.58
Total deposits	$333,773	1.29%	$335,146	1.51%

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of June 30, 2011 and 2010 was $64,650,000 and $64,425,000, respectively.  Deposits are insured by the FDIC up to $250,000.

NOTE 8 - BORROWED FUNDS

At June 30, borrowed funds consisted of the following:

	2011		2010
		Weighted		Weighted
		Average		Average
	Amount Due	Rate	Amount Due	Rate
	(Dollars In Thousands)
Short-term borrowing
Repurchase agreements	$4,244	0.27%	$5,896	0.30%
Total short-term borrowings	4,244	0.27	5,896	0.30

Long-term Federal Home Loan Bank of Boston (FHLB) advances
Year of maturity:
2011	$-	-	19,000	3.40
2012	32,000	4.56	40,000	4.46
2013	5,000	3.23	5,000	3.23
2014	17,500	3.19	17,500	3.19
2015	1,000	3.35	1,000	3.35
2016	10,000	3.17	-	-
2017	10,000	4.15	10,000	4.15
2018	8,000	3.91	8,000	3.91
Total long-term borrowings	83,500	3.90	100,500	3.89
Total borrowed funds	$87,744	3.72%	$106,396	3.69%

As of June 30, 2011, loans with a principal balance of $122,215,000 were specifically pledged to secure available borrowings from the FHLB.  The maturity schedule above reflects final maturity; however, some are callable at earlier dates.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston in the amount of $2,354,000.

At June 30, 2011, the interest rates on FHLB advances ranged from 2.76% to 4.75%.  At June 30, 2011, the weighted average interest rate on FHLB advances was 3.85%.

Securities sold under agreements to repurchase as of June 30, 2011 consist of securities sold on a short term basis by the Bank that have been accounted for not as sales but as borrowings.  The securities consist of U.S. government agency bonds that are held in the Bank’s safekeeping account at State Street Bank and Trust under the control of the Bank and pledged to the purchasers of the securities.

NOTE 9 - INCOME TAXES

The components of income tax expense for the fiscal years ended June 30 are as follows:

	2011	2010
	(In Thousands)
Current:
Federal	$723	$(1,662)
State	1	1
	724	(1,661)
Deferred:
Federal	(187)	1,970
Change in valuation allowance	-	-
	(187)	1,970
Total income tax expense	$537	$309

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

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows for the years ended June 30:

	2011	2010
	(In Thousands)
Federal income tax at statutory rate	$556	$534
Increase (decrease) in tax resulting from:
State taxes, net of federal tax benefit	1	1
Qualifying option expense	9	18
Dividends received deduction	(113)	(129)
Bank-owned life insurance	(138)	(95)
Tax-exempt municipal income, net	(14)	(9)
Expiration unused contributions	92	-
Other, net	144	(11)
Income tax expense	$537	$309
Effective tax rates	32.8%	19.6%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of June 30:

	2011	2010
	(In Thousands)
Deferred tax assets:
Net unrealized holding loss on available-for-sale securities	$652	$1,429
Allowance for loan losses	985	872
Write down of securities	1,769	1,878
Contribution carryforward	-	102
Deferred compensation	190	183
Stock based compensation	59	93
Postretirement benefits - ASC 715-60	37	35
Federal AMT carryover	1,043	705
Interest receivable on nonaccrual loans	134	101
Other	42	13
Gross deferred tax asset	4,911	5,411

Deferred tax liabilities:
Depreciation and amortization	(630)	(508)
Deferred loan fees	(65)	(97)
Gross deferred tax liability	(695)	(605)
Net deferred tax asset	$4,216	$4,806

Retained earnings at June 30, 2010 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions.  It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of approximately $777,000 have not been recognized as of June 30, 2011.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of June 30, 2011 and 2010, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2008 through June 30, 2011.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 2011 the Company leases space for its Gales Ferry, Griswold and Putnam Price Chopper branch offices.  The leases for the branch offices expire March 31, 2015, October 31, 2014 and August 31, 2016, respectively.  All leases contain renewal options at the Company’s discretion.  The Company also has miscellaneous equipment leases with various terms.  The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2011:

(In Thousands)
2012	$162
2013	156
2014	152
2015	97
2016	51
Thereafter	9
Total	$627
Total rental expense amounted to $162,000 and $168,000 for the years ended June 30, 2011 and 2010, respectively.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2011 and 2010.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  During the year ended June 30, 2011, there were no significant transfers between level 1 and level 2 of the fair value hierarchy.

The Company’s investment in mortgage-backed securities and other debt securities available-for-sale is generally classified within level 2 of the fair value hierarchy.  For these securities, the Company obtains fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following summarizes assets measured at fair value for the period ending June 30.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In Thousands)	Total	Level 1	Level 2	Level 3
June 30, 2011:
Securities available-for-sale:
U.S. Government agency securities	$666	$-	$666	$-
Corporate securities	4,905	-	4,905	-
Mortgage-backed securities insured or guaranteed by U.S. Government enterprises	30,316	-	30,316	-
Non-agency mortgage-backed securities	11,722	-	11,722	-
Equity securities	10,400	-	-	10,400
Totals	$58,009	$-	$47,609	$10,400

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In Thousands)	Total	Level 1	Level 2	Level 3
June 30, 2010:
Securities available-for-sale:
U.S. Government agency securities	$6,101	$-	$6,101	$-
Corporate securities	4,368	-	4,368	-
Mortgage-backed securities insured or guaranteed by U.S.
Government enterprises	50,734	-	50,734	-
Non-agency mortgage-backed securities	16,233	-	16,233	-
Equity securities	8,457	-	-	8,457
Totals	$85,893	$-	$77,436	$8,457

Fair Value Measurements
Using Significant Unobservable Inputs
Level 3
Available-for-Sale
(In Thousands)	Securities	Total
Beginning balance, June 30, 2009	$7,466	$7,466
Total gains or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	991	991
Principal payments on securities	-	-
Accretion of securities, net	-	-
Transfers out of Level 3	-	-
Ending balance, June 30, 2010	8,457	8,457
Total gains or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	1,943	1,943
Principal payments on securities	-	-
Accretion of securities, net	-	-
Transfers out of Level 3	-	-
Ending balance, June 30, 2011	$10,400	$10,400

Fair Value Measurements
Using Significant Unobservable Inputs
Level 3
Available-for-Sale
(In Thousands)	Securities	Total
June 30, 2011:
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

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2011 and 2010, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In Thousands)	Total	Level 1	Level 2	Level 3
June 30, 2011:
Impaired loans	$6,575	$-	$-	$6,575
Other real estate owned	1,074	-	343	731
Totals	$7,649	$-	$343	$7,306

June 30, 2010:
Impaired loans	$1,784	$-	$-	$1,784
Other real estate owned	1,561	-	391	1,170
Totals	$3,345	$-	$391	$2,954

	Fair Value Measurements
	Using Significant Unobservable Inputs
	Level 3
		Other Real
	Impaired Loans	Estate Owned	Total
(In Thousands)
Beginning balance, June 30, 2010	$1,784	$1,170	$2,954
Total gains or (losses)	-	(95)	(95)
Transfers in and/or out of Level 3	4,791	(344)	4,447
Ending balance, June 30, 2011	$6,575	$731	$7,306

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,273	$8,273	$23,291	$23,291
Available-for-sale securities	58,009	58,009	85,893	85,893
Held-to-maturity securities	114,741	115,962	83,249	83,698
Federal Home Loan Bank stock	8,056	8,056	8,056	8,056
Loans held-for-sale	1,567	1,583	1,470	1,504
Loans, net	253,225	257,835	254,772	257,194
Accrued interest receivable	1,528	1,528	1,698	1,698

Financial liabilities:
Deposits	333,773	331,132	335,146	338,166
Mortgagors’ escrow accounts	1,766	1,766	1,627	1,627
Federal Home Loan Bank advances	83,500	87,339	100,500	105,438
Securities sold under agreements to repurchase	4,244	4,244	5,896	5,896

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of June 30, 2011 and 2010, the maximum potential amount of the Company’s obligation was $782,000 and $857,000, respectively, for financial and standby letters of credit.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instrument liabilities with off-balance-sheet credit risk are as follows as of June 30:

	2011	2010
	(In Thousands)
Commitments to originate loans	$2,966	$1,305
Unadvanced portions of loans:
Construction loans	1,476	1,521
Lines of credit	12,737	15,213
Letters of credit	782	857
	$17,961	$18,896

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted tangible assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined).  Management believes, as of June 30, 2011 and 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2011, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, tangible equity and Core capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of June 30, 2011:
Tangible Equity Capital (to Tangible Assets)	$35,673	7.68%	$6,967	1.50%	N/A	N/A
Core Capital (to Adjusted Tangible Assets)	35,673	7.68	18,578	4.00	$23,222	5.00%
Tier 1 Capital (to Risk-Weighted Assets)	35,673	14.79	9,095	4.00	13,643	6.00
Total Capital (to Risk-Weighted Assets)	36,465	16.04	18,190	8.00	22,738	10.00

As of June 30, 2010:
Tangible Equity Capital (to Tangible Assets)	33,359	6.91	7,237	1.50	N/A	N/A
Core Capital (to Adjusted Tangible Assets)	33,359	6.91	19,298	4.00	24,122	5.00
Tier 1 Capital (to Risk-Weighted Assets)	33,359	12.38	9,916	4.00	14,874	6.00
Total Capital (to Risk-Weighted Assets)	33,268	13.42	19,832	8.00	24,790	10.00

The Bank’s capital under generally accepted accounting principles is reconciled as follows as of June 30:

	2011	2010
	(In Thousands)
Capital under generally accepted accounting principles	$42,765	$39,997
Intangible assets	(6,551)	(6,865)
Disallowed deferred tax assets	(1,813)	(2,555)
Unrealized losses on available-for-sale securities	1,272	2,782
Tier 1 capital	35,673	33,359
Allowance for loan losses	2,845	2,585
Deduction for low-level recourse and residual interests	(2,053)	(2,676)
Total Risk-Based capital	$36,465	$33,268

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

NOTE 15 - BENEFIT PLANS

Defined Contribution Plan

The Bank has a defined contribution plan that covers substantially all of the Bank’s employees.  Contributions to the plan are discretionary and are voted on annually by the Board of Directors of the Bank.  The Bank recognized expense of $231,000 and $232,000 for the years ended June 30, 2011 and 2010, respectively.

401(k) Plan

The Bank has a 401(k) plan covering each eligible employee.  Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Bank to be eligible to participate.  Employees may defer gross compensation up to certain limits defined in the Internal Revenue Code.  The Bank’s matching contribution is discretionary.  For the years ended June 30, 2011 and 2010 the Bank chose to contribute 25% of an employee’s deferral on a maximum of 4% of the employee’s salary.  The Bank contributed $33,000 and $35,000 to the plan during the years ended June 30, 2011 and 2010, respectively.

In 2009, the Bank adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plan - Other Postretirement,” and recognized a liability for the Bank’s future postretirement benefit obligations under certain death benefit agreements.  The Bank recognized this change in accounting principles as a cumulative effect adjustment to retained earnings of $65,000 net of deferred tax asset of $33,000.  The total liability for the arrangements included in other liabilities was $109,000 at June 30, 2011 and $102,000 at June 30, 2010.  Expense under this arrangement was $6,000 for 2011 and $6,000 for 2010.  No death benefits were paid under this arrangement for 2011 and 2010.

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants.  The shares will be released annually from the suspense account and the released shares will be allocated amount the participants on the basis of each participant’s compensation for the year of allocation.  As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes.  The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated balance sheets.  ESOP expense for the years ended June 30, 2011 and 2010 was $57,000 and $50,000, respectively.  At June 30, 2011 and 2010 there were 87,734 and 74,955 shares allocated, respectively, and 169,328 and 182,107 unreleased ESOP shares, respectively.  The fair value of unreleased ESOP shares at June 30, 2011 and 2010 was $879,000 and $880,000, respectively.

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

In determining the expected term of the option awards, the Company elected to follow the simplified method as permitted by ASC 718-10-599-1, which was issued to provide guidance on the implementation of ASC 718-10.  Under this method, the Company has estimated the expected term of the options as being equal to the average of the vesting term plus the original contractual term.  The Company estimated its volatility using the historical volatility of other, similar companies during a period of time equal to the expected life of the options.  The risk-free rate for the periods within the contractual life of the options is based upon the U.S. Treasury yield curve in effect at the time of grant.  The weighted-average fair value of stock options granted using the Black-Scholes option pricing method and the assumptions used to determine the weighted-average fair value of stock options granted were as follows:

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended June 30, 2006 and 2007.

	November 7, 2005 Grant	June 7, 2006 Grant	May 25, 2007 Grant
Dividend yield	1.89%	2.23%	2.24%
Expected volatility	12.65%	12.17%	11.04%
Risk-free interest rate	4.56%	4.95%	4.86%
Expected life	6.5	6.5	6.5
Fair value	$2.00	$1.97	$1.84

A summary of the status of the Plans as of June 30, 2011 and 2010 and changes during the years then ended is presented below:

	2011		2010
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	222,921	$10.62	222,921	$10.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	222,921	$10.62	222,921	$10.62

Options exercisable at year-end	218,321	$10.61	173,737	$10.61

The following table summarizes information about stock options outstanding as of June 30, 2011:

Options Outstanding				Options Exercisable
	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Price	as of 6/30/11	Contractual Life	Exercise Price	as of 6/30/11	Exercise Price
$10.60	193,921	4.36 years	$10.60	193,921	$10.60
10.70	23,000	5.90 years	10.70	18,400	10.70
10.78	6,000	4.94 years	10.78	6,000	10.78

At June 30, 2011, there was $23,000 of total unrecognized compensation costs related to nonvested share based compensation.  That cost is expected to be recognized over a weighted average period of 0.9 years.  The Company recorded share-based compensation expense of $121,000 and $285,000 for the years ended June 30, 2011 and 2010, respectively in connection with the stock option and restricted stock awards.

NOTE 16 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 17 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

PSB HOLDINGS, INC.
(Parent Company Only)

Balance Sheets
(In Thousands)

	June 30,
	2011	2010
ASSETS
Cash and due from depository institutions	$434	$38
Investment in Putnam Bank	42,765	39,996
Investment in available-for-sale securities	225	1,256
Investment in held-to-maturity	1,000	-
Loan to ESOP	1,985	2,103
Other assets	379	611
Total assets	$46,788	$44,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$41	$149
Stockholders’ equity	46,747	43,855
Total liabilities and stockholders’ equity	$46,788	$44,004

Statements of Income
(In Thousands)

	For the Years Ended
	June 30,
	2011	2010
Interest and dividends on investments	$26	$44
Interest on loan	67	71
Total interest and dividend income	93	115
Interest expense	-	2
Net interest and dividend income	93	113
Investment security gains	-	44
Other expense	183	176
Loss before income tax expense (benefit) and equity in undistributed net income of subsidiary	(90)	(19)
Income tax expense (benefit)	71	(6)
Loss before equity in undistributed net income of subsidiary	(161)	(13)
Equity in undistributed net income of subsidiary	1,259	1,275
Net income	$1,098	$1,262

PSB HOLDINGS, INC.
(Parent Company Only)
(continued)

Statements of Cash Flows
(In Thousands)

	For the Years Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,098	$1,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	-	1
Gain on sales of available-for-sale securities	-	(44)
Deferred income tax expense	-	4
ESOP shares released	57	50
Decrease (increase) in other assets	60	(10)
Decrease (increase) in due from subsidiary	176	(219)
Decrease in due to subsidiary	-	(308)
Decrease in Other Liabilities	(118)	-
Stock-based compensation expense	234	285
Undistributed net income of subsidiary	(1,259)	(1,275)

Net cash provided by (used in) operating activities	248	(254)

Cash flows from investing activities:
Purchases of available-for-sale securities	-	(1,000)
Purchases of held-to-maturity securities	(1,000)	-
Proceeds from sales of available-for-sale securities	-	946
Proceeds from maturities of available-for-sale securities	1,030	278
Principal payments received on loans to ESOP	118	115

Net cash provided by investing activities	148	339

Cash flows from financing activities:
Purchase of treasury stock	-	(2)
Payment of cash dividends on common stock	-	(236)

Net cash used in financing activities	-	(238)

Net increase (decrease) in cash and cash equivalents	396	(153)
Cash and cash equivalents at beginning of year	38	191
Cash and cash equivalents at end of year	$434	$38

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

 Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2-Ratification of Appointment of Independent Registered Public Accounting Firm.”

ITEM 9A.	Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

 There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of June 30, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  As the Company is a smaller reporting company, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

PSB Holdings, Inc. has adopted a Code of Ethics that applies to PSB Holdings, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics can be accessed on PSB Holdings, Inc.’s website at www.putnambank.com. The Code of Ethics is Exhibit 14 to this Form 10-K.

Information concerning directors and executive officers of PSB Holdings is incorporated herein by reference from our definitive Proxy Statement dated October 3, 2011 related to the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I—Election of Directors.”

Management of PSB Holdings, Inc. knows of no arrangements, including any pledge by any person or securities of PSB Holdings, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.

Set forth below is information as of June 30, 2011 regarding equity compensation plans.  Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

	Number of Securities to be
	Issued upon Exercise of				Number of Securities
	Outstanding Options and		Weighted Average		Remaining Available for
Plan	Rights		Exercise Price		Issuance under the Plans
Equity compensation plans approved by stockholders	343,289	(1)	$10.62	(2)	133,009	(3)

Equity compensation plans not approved by stockholders	-------		-------		-------
Total	343,289	(1)	$10.62	(2)	133,009	(3)

(1)	Includes 120,368 shares of restricted stock and 222,921 options to purchase shares of common stock awarded under the Incentive Plan.
(2)	Relates to 222,921 outstanding stock options.
(3)	Includes 15,717 shares of restricted stock available for future issuance and 117,292 options available for issuance under the Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Proposal I – Election of Directors” and  “Transactions with Certain Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2-Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(A) Management Responsibility Statement

(B) Report of Independent Registered Public Accounting Firm

(C) Consolidated Balance Sheets

(D) Consolidated Statements of Income

(E) Consolidated Statements of Changes In Stockholders’ Equity

(F) Consolidated Statements of Cash Flows

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

 (a)(3) Exhibits.
           3.1  Charter of PSB Holdings, Inc.*

           3.2  Bylaws of PSB Holdings, Inc.*

           4.    Form of Common Stock Certificate of PSB Holdings, Inc.*

         10.1  Employee Stock Ownership Plan*

         10.2  Deferred Compensation Plan*

        10.3  PSB Holdings, Inc. 2005 Stock-Based Incentive Plan**

        14.    Code of Ethics***

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

**	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated September 20, 2005 as filed with the Securities and Exchange Commission on September 19, 2005.
***	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for year ended June 30, 2007, filed with the Securities and Exchange Commission on September 21, 2007.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.

Date: September 23, 2011	By:	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer and Director (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas A. Borner	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 23, 2011
Thomas A. Borner

/s/ Robert J. Halloran, Jr.	President and Treasurer (Principal Financial and Accounting Officer)	September 23, 2011
Robert J. Halloran, Jr.

/s/ Charles W. Bentley, Jr.	Director	September 23, 2011
Charles W. Bentley, Jr.

/s/ jitendra k. sinha	Director	September 23, 2011
Jitendra K. Sinha

/s/ Paul M. Kelly	Director	September 23, 2011
Paul M. Kelly

/s/ Richard A. Loomis	Director	September 23, 2011
Richard A. Loomis

/s/ John P. Miller	Director	September 23, 2011
John P. Miller

/s/ Mary E. Patenaude	Director	September 23, 2011
Mary E. Patenaude

/s/ Charles H. Puffer	Director	September 23, 2011
Charles H. Puffer