Form 10-Q
period 2011-09-30
PSB Holdings, Inc.
filed 2011-11-14
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of October 31, 2011, there were 6,528,863 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Table of Contents

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

PSB Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2011	2011
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$9,619	$7,915
Interest-bearing demand deposits with other banks	176	358
Total cash and cash equivalents	9,795	8,273
Securities available for sale, at fair value	51,191	58,009
Securities held-to-maturity (fair value of $119,963 as of September 30, 2011 and $115,962 as of June 30, 2011)	117,651	114,741
Federal Home Loan Bank stock, at cost	8,056	8,056
Loans held for sale	694	1,567
Loans	253,699	256,297
Allowance for loan losses	(2,912)	(3,072)
Net loans	250,787	253,225
Premises and equipment	4,778	4,849
Accrued interest receivable	1,419	1,528
Other real estate owned	2,477	1,074
Goodwill	6,912	6,912
Other intangible assets	293	324
Bank owned life insurance	8,506	6,431
Other assets	7,582	7,510

Total assets	$470,141	$472,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$35,848	$36,814
Interest-bearing	295,400	296,959
Total deposits	331,248	333,773
Mortgagors’ escrow accounts	934	1,766
Federal Home Loan Bank advances	83,500	83,500
Securities sold under agreements to repurchase	6,648	4,244
Other liabilities	2,337	2,469
Total liabilities	424,667	425,752

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,528,863 shares outstanding at September 30, 2011 and June 30, 2011	694	694
Additional paid-in capital	30,597	30,594
Retained earnings	23,453	22,648
Accumulated other comprehensive loss	(3,348)	(1,267)
Unearned ESOP shares	(1,693)	(1,693)
Unearned stock awards	(16)	(16)
Treasury stock, at cost (414,262 shares at September 30, 2011 and June 30, 2011)	(4,213)	(4,213)
Total stockholders’ equity	45,474	46,747

Total liabilities and stockholders’ equity	$470,141	$472,499

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
	(in thousands, except per share data)
Interest and dividend income:
Interest on loans	$3,374	$3,502
Interest and dividends on investments	1,292	1,647
Total interest and dividend income	4,666	5,149

Interest expense:
Deposits and escrow	1,082	1,258
Borrowed funds	824	966
Total interest expense	1,906	2,224
Net interest and dividend income	2,760	2,925

Provision for loan losses	391	200
Net interest and dividend income after provision
for loan losses	2,369	2,725

Non-interest income:
Fees for services	518	532
Mortgage banking activities	8	48
Net commissions from brokerage service	46	38
Income from bank owned life insurance	75	71
Total other-than-temporary impairment losses on debt securities	(2,039)	(751)
Portion of impairment losses recognized in other comprehensive loss/income	1,241	578
Net impairment losses recognized in earnings	(798)	(173)
Gain on sales of available-for-sale securities, net	235	254
Income from legal settlement	1,452	-
Other income	30	35
Total non-interest income	1,566	805

Non-interest expense:
Compensation and benefits	1,515	1,489
Occupancy and equipment	306	303
Data processing	259	196
Advertising and marketing	61	60
OCC/OTS assessment	46	47
FDIC deposit insurance	138	205
Other real estate owned expense	47	22
Write-down of other real estate owned	15	-
Other non-interest expense	458	424
Total non-interest expense	2,845	2,746
Income before income tax expense	1,090	784

Income tax expense	285	214
NET INCOME	$805	$570

Earnings per common share
Basic	$0.13	$0.09
Diluted	$0.13	$0.09

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders’ Equity
(in thousands)

Balances at June 30, 2010	$694	$30,633	$21,550	$(2,776)	$(1,821)	$(212)	$(4,213)	$43,855

Comprehensive income:
Net income	-	-	570	-	-	-	-	570
Net change in unrealized holding losses on available-for-sale securities, net of reclassification adjustments and tax effects	-	-	-	881	-	-	-	881
Comprehensive income								1,451
Stock-based compensation	-	22	-	-	-	-	-	22

Balances at September 30, 2010	$694	$30,655	$22,120	$(1,895)	$(1,821)	$(212)	$(4,213)	$45,328

Balances at June 30, 2011	$694	$30,594	$22,648	$(1,267)	$(1,693)	$(16)	$(4,213)	$46,747

Comprehensive loss:
Net income	-	-	805	-	-	-	-	805
Net change in unrealized holding losses on available-for-sale securities, net of reclassification adjustments and tax effects	-	-	-	(2,081)	-	-	-	(2,081)
Comprehensive loss								(1,276)
Stock-based compensation	-	3	-	-	-	-	-	3

Balances at September 30, 2011	$694	$30,597	$23,453	$(3,348)	$(1,693)	$(16)	$(4,213)	$45,474

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months
	Ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$805	$570
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	361	210
Gain on sales of available-for-sale securities, net	(235)	(254)
Impairment losses on securities	798	173
Net decrease in loans held-for-sale	873	334
Amortization of deferred loan (fees) costs, net	(6)	6
Provision for loan losses	391	200
Write-down of other real esate owned	15	-
Depreciation and amortization	108	120
Amortization of core deposit intangible	31	37
Decrease (increase) in accrued interest receivable and other assets	1,106	(248)
Increase in cash surrender value of bank owned life insurance	(75)	(71)
Decrease in other liabilities	(136)	(265)
Stock-based compensation	7	22
Net cash provided by operating activities	4,043	834
Cash flows from investing activities
Proceeds from sales and maturities of available-for-sale securities	3,102	16,119
Purchase of held-to-maturity securities	(16,189)	(46,477)
Proceeds from maturities of held-to-maturity securities	12,918	20,215
Loan repayments net of originations	627	2,817
Purchase of bank owned life insurance	(2,000)	-
Recoveries of loans previously charged off	8	12
Capital expenditures - premises and equipment	(34)	(5)
Net cash used in investing activities	(1,568)	(7,319)
Cash flows from financing activities
Net decrease in savings, demand deposits and NOW accounts	(1,270)	(5,849)
Net (decrease) increase in time deposit accounts	(1,255)	900
Net decrease in mortgagors’ escrow account	(832)	(799)
Proceeds from Federal Home Loan Bank advances	2,000	7,000
Repayments of Federal Home Loans Bank advances	(2,000)	(9,000)
Net increase in securities sold under agreement to repurchase	2,404	3,278
Net cash used in financing activities	(953)	(4,470)
Increase (decrease) in cash and cash equivalents	1,522	(10,955)
Cash and cash equivalents at beginning of year	8,273	23,291
Cash and cash equivalents at end of period	$9,795	$12,336
Supplemental disclosures
Cash paid during the period for:
Interest	$1,905	$2,228
Income taxes (refunded) paid	(458)	726
Loans transferred to other real estate owned	1,418	-

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

NOTE  2 – Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2012.  These financial statements should be read in conjunction with the 2011 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 26, 2011.

NOTE 3 – Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011.  Additional disclosures are also required under this ASU.  This ASU was adopted in the first quarter of fiscal year 2012 and did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.  This amendment is effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income.”  This ASU amends the disclosure requirements for the presentation of comprehensive income.  The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or two separate but consecutive financial statements.  The changes are effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with retrospective application required.  Early application is permitted.  There will be no impact to the Company’s condensed consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), “Testing Goodwill for Impairment.”  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  This amendment is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our loans, allowance for loan losses, deferred tax assets, goodwill and the impairment of securities.

Loans.  The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer/other segments. Residential real estate loans include classes for one-to four-family owner occupied, second mortgages and equity lines of credit.  Consumer/other loans include personal loans.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

The allowance for loan losses is evaluated on a quarterly basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, specific and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer/other.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There have been no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011.

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

Consumer/other loans - Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Specific component

The specific component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). All TDR’s are initially classified as impaired.

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general reserves in the portfolio.

           Goodwill.  The Company’s goodwill was recorded as a result of business acquisitions and combinations.  The Company’s goodwill (the amount paid in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price.  Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values.  If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and recorded $798,000 and $173,000 of other-than-temporary impairment charges through income during the three months ended September 30, 2011 and 2010, respectively.

Income Taxes.  The Company recognizes income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee.

NOTE 4 – Earnings Per Share (EPS)

As presented below, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2011 and  2010:

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Net income	$805,000	$570,000

Average basic common shares	6,359,570	6,346,791
Dilutive effect of stock options (1)	0	0
Average diluted common shares	6,359,570	6,346,791

Basic EPS:	$0.13	$0.09
Diluted EPS:	$0.13	$0.09

(1) Options to purchase 222,921 shares for the three months ended September 30, 2011 and 2010 were outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock.

NOTE 5 – Investment Securities

The carrying value and estimated market values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
September 30, 2011
Available-for-sale:
Debt securities:
U.S. government and agency securities
From one through five years	$590	$33	$-	$623

Corporate bonds and other securities
After ten years	5,999	-	(1,556)	4,443

U.S. Government sponsored and guaranteed mortgage-backed securities
From one through five years	903	40	-	943
From five through ten years	3,741	243	-	3,984
After ten years	22,102	1,295	(21)	23,376
	26,746	1,578	(21)	28,303

Non-agency mortgage-backed securities
After ten years	12,928	1	(2,730)	10,199

Total debt securities	46,263	1,612	(4,307)	43,568

Equity securities:
Auction rate preferred stock	10,000	-	(2,377)	7,623

Total available-for-sale securities	$56,263	$1,612	$(6,684)	$51,191

Held-to-maturity:
U.S. government and agency securities
From one through five years	$11,502	$52	$(34)	$11,520
From five through ten years	4,220	134	-	4,354
After ten years	2,850	2	-	2,852
	18,572	188	(34)	18,726

U.S. Government sponsored and guaranteed mortgage-backed securities
From five through ten years	8,408	107	-	8,515
After ten years	90,671	2,054	(3)	92,722
	99,079	2,161	(3)	101,237
Total held-to-maturity securities	$117,651	$2,349	$(37)	$119,963

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
June 30, 2011:
Available-for-sale:
Debt securities:
US government and agency obligations:
From one through five years	$630	$36	$-	$666

Corporate bonds and other obligations:
After ten years	5,998	-	(1,093)	4,905

Mortgage-backed securities	43,253	1,673	(2,888)	42,038

Equity securities:
Auction rate preferred stock	10,047	682	(329)	10,400

Total available-for-sale securities	$59,928	$2,391	$(4,310)	$58,009

June 30, 2011:
Held-to-maturity:
US government and agency obligations:
From one through five years	2,000	34	-	2,034
From five through ten years	11,234	51	(26)	11,259
After ten years	2,851	-	(15)	2,836
	16,085	85	(41)	16,129

Mortgage-backed securities
After ten years	98,656	1,221	(44)	99,833

Total held to maturity securities	$114,741	$1,306	$(85)	$115,962

There were gross gains of $235,000 and no gross losses realized on sales of available-for-sale securities for the three months ended September 30, 2011 and $254,000 of gross gains and no gross losses for the three months ended September 30, 2010.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  There was an other-than-temporary impairment charge on available-for-sale securities of $798,000 during the three months ended September 30, 2011 and $173,000 during the three months ended September 30, 2010.  The loss on write-downs of securities included total other-than-temporary impairment losses of $2.0 million and $751,000, net of $1.2 million and $578,000 recognized in other comprehensive income/loss for the three months ended September 30, 2011 and 2010, respectively, before taxes.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

September 30, 2011:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
Debt securities:
Corporate bonds and other securities	$-	$-	$4,443	$(1,556)	$4,443	$(1,556)
U.S. Government sponsored and guaranteed mortgage-backed securities	1,059	(21)	-	-	1,059	(21)
Equity securities:
Auction rate preferred stock	2,951	(49)	4,672	(2,328)	7,623	(2,377)
Total temporarily impaired available-for-sale	4,010	(70)	9,115	(3,884)	13,125	(3,954)

Held-to-maturity:
U.S. Government and agency securities	6,468	(34)	-	-	6,468	(34)
U.S. Government sponsored and guaranteed mortgage-backed securities	992	(3)	-	-	992	(3)
Total temporarily impaired held-to-maturity	7,460	(37)	-	-	7,460	(37)

Other-than-temporarily impaired debt securities (1)
Non-agency mortgage-backed securities	3,844	(500)	6,354	(2,230)	10,198	(2,730)

Total temporarily-impaired and other-than-temporarily impaired securities	$15,314	$(607)	$15,469	$(6,114)	$30,783	$(6,721)

June 30, 2011:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$3,810	$(41)	$-	$-	$3,810	$(41)
Corporate bonds and other obligations	-	-	4,905	(1,093)	4,905	(1,093)
Mortgage-backed securities	10,323	(44)	-	-	10,323	(44)
Equity securities	-	-	6,671	(329)	6,671	(329)
Total temporarily impaired securities	14,133	(85)	11,576	(1,422)	25,709	(1,507)
Other-than-temporarily impaired debt securities (1)
Mortgage-backed securities	4,567	(537)	7,155	(2,351)	11,722	(2,888)

Total temporarily-impaired and other- than-temporarily impaired securities	$18,700	$(622)	$18,731	$(3,773)	$37,431	$(4,395)

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2011 and June 30, 2011, 29 and 32 individual investment securities, respectively, in which the fair value of the security was less than the amortized cost of the security.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  The unrealized losses are primarily caused by (a) interest rate fluctuations, (b) recent decreases in profitability and near-term profit forecasts by industry analysts and (c) recent downgrades by several industry analysts.  The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of investment.  While the companies’ credit ratings have decreased, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

For the quarter ended September 30, 2011, securities with other-than-temporary impairment losses related to credit loss that were recognized in earnings consisted of non-agency mortgage-backed securities.  In accordance with ASC 325-10 and ASC 325-40, for debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions used can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows were compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands):

Balance as of June 30, 2010	$12,241
Credit losses on securities for which other-than-temporary impairment was not previously recorded
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	1,065
Reductions for securities sold during the period	-

Balance as of June 30, 2011	13,306

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	798
Reductions for securities sold during the period	-

Balance as of September 30, 2011	$14,104

Auction-rate trust preferred securities. At September 30, 2011, our auction-rate trust preferred securities (ARP) portfolio totaled $7.6 million, or 4.5% of total securities, all of which were classified as available-for-sale. Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At September 30, 2011, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers. These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

Beginning in February 2008, auctions for these securities began to fail when investors declined to bid on the securities.  Five of the largest investment banks that make a market in these securities (Merrill Lynch, Citigroup, UBS, AIG and Morgan Stanley) declined to act as bidders of last resort, as they had in the past.  The auction failures did not result in the loss of any principal value to the certificate holders, but prevented many sellers from exiting, or redeeming, their certificates at the reset date.  These unsuccessful sellers were required to continue to hold the certificates until the next scheduled reset date.  To compensate these unsuccessful sellers, the failed auctions triggered a penalty-rate feature which provided that owners of the Class A certificates were entitled to a higher portion of the dividends, and thus a higher yield, on the Class A certificates.

During this time, the Company attempted to divest itself of the ARPs, but was prevented from doing so due to the continued failure of the auction market.  The Company continued to carry its investments at par value, despite the increased liquidity risk, because the credit strength of the issuers of the collateral preferred shares remained high, and the yield remained above-market.

On September 7, 2008, the U. S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks.  Putnam Bank owned $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008.   On August 24, 2011, the Bank redeemed the Freddie Mac auction-rate preferred securities and took custody of the 160,000 shares of Freddie Mac preferred stock that collateralized these ARPs.  On September 13, 2011, the Bank sold all of these preferred shares for $282,000.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information as of September 30, 2011 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	11-21-11	11-25-11	11-16-11
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.590%	4.710%	4.680%
Dividends Current:	Yes	Yes	Yes

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2011 and June 30, 2011:

	September 30,	June 30,
	2011	2011
	(in thousands)

Mortgage Loans:
Residential (1)	$192,592	$193,084
Commercial real estate	52,782	53,248
Residential construction	2,123	2,824
Commercial	6,861	7,356
Consumer and other	1,071	1,070

Total loans	255,429	257,582

Unadvanced construction loans	(1,927)	(1,476)
	253,502	256,106
Net deferred loan costs	197	191
Allowance for loan losses	(2,912)	(3,072)

Loans, net	$250,787	$253,225

(1) Residential mortgage loans include one- to four-family mortgage loans, second mortgage loans, and home equity  lines of credit.

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

The following table presents the Company’s loan segments by internally assigned grades at September 30, 2011:

	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Total
(in thousands)
Grade:
Pass	$190,922	$37,924	$1,362	$6,646	$1,071	$237,925
Special Mention	23	4,353	-	215	-	4,591
Substandard	1,647	9,339	-	-	-	10,986
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$192,592	$51,616	$1,362	$6,861	$1,071	$253,502

The following table represents modifications that were deemed to be troubled debt restructures for the three months ended September 30, 2011:

		Pre-Modifcation	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
Commercial	1	$79,626	$113,043

The modification on the commercial loan provided a reduced rate for five years plus the capitalization of real estate taxes.  A tax escrow account has also been established.  Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on each of the troubled debt restructures.  Any reserve required is recorded through the provision for loan losses.

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	Three months ended
	September 30, 2011

	Number of	Recorded
	Contracts	Investment
(Dollars in thousands)
Troubled Debt Restructurings
That Subsequently Defaulted:
Real Estate:
Residential	1	$190
Commercial	1	226
Total	2	$416

The defaults on the commercial and residential troubled debt restructures were the result of the borrower’s delinquent loan payment.  As of September 30, 2011 the commercial loan was greater than 90 days past due and on non-accrual and the residential loan was 30-59 days past due.  The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework.

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At September 30,	At June 30,
	2011	2011
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans (1)	$1,647	$1,752
Commercial real estate	3,001	4,635
Residential construction	-	-
Commercial	-	-
Consumer and other	-	-
Total non-accrual loans	4,648	6,387

Accruing loans past due 90 days or more:
Residential mortgage loans (1)	445	32
Commercial real estate	423	-
Residential construction	-	-
Commercial	-	-
Consumer and other	-	-
Total	868	32

Total non-performing loans	5,516	6,419

Other real estate owned	2,477	1,074
Other non-performing assets	-	46
Total non-performing assets	$7,993	$7,539

Total non-performing loans to total loans	2.18%	2.51%
Total non-performing assets to total assets	1.70	1.60

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Total non-performing assets increased $454,000 to $8.0 million at September 30, 2011 from $7.5 million at June 30, 2011. Non-performing assets as of September 30, 2011 consisted of $2.5 million in other real estate owned carried at fair value less costs to sell.  Also included in non-performing assets at September 30, 2011 was $5.5 million in non-performing loans.  These loans consisted of ten residential loans totaling $2.1 million and fourteen commercial real estate loans totaling $3.4 million.  Non-performing assets as of June 30, 2011 consisted of $1.1 million in other real estate owned carried at fair value less costs to sell.  Also included in non-performing assets at June 30, 2011 is $46,000 in Freddie Mac auction-rate trust preferred securities, which were sold during the quarter ended September 30, 2011, and $6.4 million in non-performing loans.

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

The following table sets forth information regarding past due loans at September 30, 2011 and June 30, 2011:

	30–59 Days	60–89 Days	90 days	Total
At September 30, 2011	Past Due	Past Due	or greater	Past Due
(in thousands)
Real Estate:
Residential	$175	$461	$1,593	$2,229
Commercial	160	1,904	2,240	4,304
Residential Construction	-	-	-	-
Commercial and Industrial	-	-	-	-
Consumer	-	-	-	-
Other	3	-	-	3
Total	$338	$2,365	$3,833	$6,536

At June 30, 2011
Real Estate:
Residential	$92	$247	$1,126	$1,465
Commercial	629	488	3,324	4,441
Residential Construction	-	-	-	-
Commercial and Industrial	150	-	-	150
Consumer	-	-	-	-
Other	-	-	-	-
Total	$871	$735	$4,450	$6,056

The following is a summary of information pertaining to impaired loans at September 30, 2011 and June 30, 2011.

	At September 30, 2011			At June 30, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$57	$56	$-	$395	$393	$-
Commercial	1,650	1,648	-	2,625	2,623	-
Residential Construction	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer	49	49	-	51	51	-
Total impaired with no related allowance	1,756	1,753	-	3,071	3,067	-

Impaired loans with a valuation allowance:
Real Estate:
Residential	2,142	2,139	263	2,025	2,022	236
Commercial	4,810	4,809	567	5,472	5,470	686
Residential Construction	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer	6	6	6	6	6	6
Total impaired with an allowance recorded	6,958	6,954	836	7,503	7,498	928

Total Impaired Loans:
Real Estate:
Residential	2,199	2,195	263	2,420	2,415	236
Commercial	6,460	6,457	567	8,097	8,093	686
Residential Construction	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer	55	55	6	57	57	6
Total impaired loans	$8,714	$8,707	$836	$10,574	$10,565	$928

The following is a summary of additional information pertaining to impaired loans:

	Three months ended
	September 30, 2011
	Average	Interest	Interest Income
	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis
(in thousands)
Real Estate:
Residential	$2,308	$17	$6
Commercial	7,280	63	21
Residential Construction	-	-	-
Commercial and Industrial	-	4	4
Consumer	56	1	-
Total impaired loans	$9,644	$85	$31

Three months ended September 30, 2010	$7,122	$20	$5

NOTE 8 – Allowance for Loan Losses

The following summarizes the changes in the allowance for loan losses for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010
	(In thousands)

Balance, beginning of period	$3,072	$2,651
Provision for loan losses	391	200
Charge offs	(559)	(283)
Recoveries	8	12
Balance, end of period	$2,912	$2,580

An analysis of the allowance for loan losses for the three months ended September 30, 2011 is as follows:

At September 30, 2011	Residential	Commercial	Residential	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Other	Unallocated	Total
Allowance for credit losses:	(in thousands)
Beginning balance	$1,520	$1,286	$28	$140	$8	$3	$87	$3,072
Charge-offs	(67)	(476)	-	-	-	(16)	-	(559)
Recoveries	2	-	-	2	-	4	-	8
Provision	78	431	(7)	(56)	-	11	(66)	391
Ending Balance	$1,533	$1,241	$21	$86	$8	$2	$21	$2,912

Further information pertaining to the allowance for loan losses at September 30, 2011 and June 30, 2011 is as follows:

Amount of allowance for loan losses for loans deemed to be impaired	$263	$567	$-	$-	$6	$-	$-	$836

Amount of allowance for loan losses for loans	$1,270	$674	$21	$86	$2	$2	$21	$2,076

Loans:
Total loans	$192,592	$51,616	$1,362	$6,861	$1,038	$33	$-	$253,502

Loans deemed to be impaired	$2,195	$6,457	$-	$-	$55	$-	$-	$8,707

Loans collectively evaluated for impairment	$190,397	$45,159	$1,362	$6,861	$983	$33	$-	$244,795

At June 30, 2011	Residential	Commercial	Residential	Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$236	$686	$-	$-	$6	$-	$-	$928

Amount of allowance for loan losses for loans	$1,284	$600	$28	$140	$2	$3	$87	$2,144

Loans:
Total loans	$193,084	$52,686	$1,910	$7,356	$965	$105	$-	$256,106

Loans deemed to be impaired	$2,415	$8,093	$-	$-	$57	$-	$-	$10,565

Loans collectively evaluated for impairment	$190,669	$44,593	$1,910	$7,356	$908	$105	$-	$245,541

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

NOTE 9 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005.  The goodwill is evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period.  Goodwill was not considered impaired at September 30, 2011 or June 30, 2011.  The amortization expense related to the core deposit intangible for the three months ended September 30, 2011 and 2010 was $31,000 and $37,000, respectively

	September 30,	June 30,
	2011	2011
	(in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	293	324
Total intangible assets	$7,205	$7,236

NOTE 10 – Comprehensive (Loss)Income

Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).  The Company’s only component of other comprehensive (loss)income is the net unrealized gain (loss) on securities and is presented below with related tax effects.

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)

Net Income	$805	$570

Other comprehensive income
Net unrealized holding (losses) gains on available-for-sale securities	(2,475)	1,994

Reclassification adjustment for losses (gains) realized in income on available-for-sale securities	563	(81)
Non credit portion of other-than-temporary losses on available-for-sale securities	(1,241)	(578)

Other comprehensive (loss) income before tax	(3,153)	1,335
Income tax benefit (expense) related to items of other comprehensive income	1,072	(454)
Other comprehensive (loss) income net of tax	(2,081)	881
Total comprehensive (loss) income	$(1,276)	$1,451

NOTE 11 – FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2011.

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2011.

The following summarizes assets measured at fair value on a recurring basis at September 30, 2011 and June 30, 2011:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At September 30, 2011	Total Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	Level 1	Level 2	Level 3

Securities available for sale:
U.S. government and agency securities	$623	$-	$623	$-
Corporate bonds and other securities	4,443	-	4,443	-
U.S. Government agency sponsored/guaranteed mortgage-backed securities	28,303	-	28,303	-
Non-agency mortgage-backed securities	10,199	-	10,199	-
Equity securities	7,623	-	-	7,623
Total	$51,191	$-	$43,568	$7,623

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Total Fair	Identical Assets	Inputs	Inputs
At June 30, 2011	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and agency securities	$666	$-	$666	$-
Corporate securities	4,905	-	4,905	-
Mortgage-backed securities insured or guaranteed by U. S. Government enterprises	30,316	-	30,316	-
Non-agency mortgage-backed securities	11,722	-	11,722	-
Equity securities	10,400	-	-	10,400
Total	$58,009	$-	$47,609	$10,400

The table below represents the changes in level 3 assets measured at fair value for the three months ended September 30, 2011.

(In thousands)
Beginning balance, July 1, 2011	$10,400
Total unrealized losses included in other comprehensive loss	(2,377)
Total realized losses included in net income	(400)
Ending balance, September 30, 2011	$7,623

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three months ended September 30, 2011 and 2010.
		Quoted Prices in	Significant Other	Significant	Total Losses
		Active Markets for	Observable Inputs	Unobservable Inputs	for the three
At September 30, 2011	Total Fair	Identical Assets			months ended
(In thousands)	Value	Level 1	Level 2	Level 3	September 30, 2011

Impaired loans	$4,760	$-	$-	$4,760	$(784)
Other real estate owned	127	-	-	127	(15)
Totals	$4,887	$-	$-	$4,887	$(799)

		Quoted Prices in	Significant Other	Significant	Total Losses
		Active Markets for	Observable Inputs	Unobservable Inputs	for the three
At September 30, 2010	Total Fair	Identical Assets			months ended
(In thousands)	Value	Level 1	Level 2	Level 3	September 30, 2010

Impaired loans	$2,492	$-	$-	$2,492	$(299)

Totals	$2,492	$-	$-	$2,492	$(299)

The amount of loans represents the carrying value of impaired loans net of related write-downs and valuation allowances for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because a market may not readily exist for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2011 and 2010 and June 30, 2011.

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents.  The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Investment Securities and FHLBB Stock.  The fair value of securities to be held to maturity and securities available for sale is estimated based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  Ownership of Federal Home Loan Bank of Boston (“FHLBB”) stock is restricted to member banks; therefore, the stock is not traded.  The estimated fair value of FHLBB stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

Loans.  For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential, commercial real estate, residential construction, commercial and consumer and other loans. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using assumptions developed by management and a valuation model provided by a third party specialist.

The fair values of residential, commercial real estate, residential construction, commercial and consumer and other loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan balances.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

            Loans held for sale: Loans held for sale are accounted for at the lower of cost or market and the fair value of loans held for sale based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

Deposits and Mortgagor’s Escrow.  The fair value of deposits with no stated maturity, such as demand deposits, NOW, regular savings, and money market deposit accounts, is equal to the amount payable on demand.  The fair value estimates do not include the benefit that results from the generally lower cost of funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.  The fair value estimate of time deposits is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits having similar remaining maturities.

Federal Home Loan Bank Advances.  The fair values of the Company’s long-term debt are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Securities Sold Under Agreements to Repurchase.  The Company enters into overnight repurchase agreements with its customers. Since these agreements are short-term instruments, the fair value of these agreements approximates their recorded balance. The Company also secures term repurchase agreements through other financial institutions. The fair value of these agreements are determined by discounting the anticipated future cash payments using rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Instruments.  The fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  In the case of the commitments discussed in Note G, the fair value equals the carrying amounts which are not significant.

Summary of Fair Values of Financial Instruments.  The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as of September 30, 2011 and June 30, 2011:

	September 30, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$9,795	$9,795	$8,273	$8,273
Available-for-sale securities	51,191	51,191	58,009	58,009
Held-to-maturity securities	117,651	119,963	114,741	115,962
Federal Home Loan Bank Stock	8,056	8,056	8,056	8,056
Loans held-for-sale	694	708	1,567	1,583
Loans, net	250,787	257,959	253,225	253,835
Accrued interest receivable	1,419	1,419	1,528	1,528

Financial liabilities:
Deposits	331,248	331,573	333,773	331,132
Mortgagors’ escrow accounts	934	934	1,766	1,766
Federal Home Loan Bank advances	83,500	87,915	83,500	87,339
Securities sold under agreements to repurchase	6,648	6,648	4,244	4,244

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended September 30, 2011 and September 30, 2010 of $6,000 and $71,000, respectively.

NOTE 13 – Dividends

The Company did not declare a dividend during the first quarter of fiscal 2012.

NOTE 14 – Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Condensed Consolidated Balance Sheets.

The contractual amounts of outstanding commitments were as follows:

	September 30,	June 30,
	2011	2011
	(in thousands)
Commitments to extend credit:
Loan commitments	$4,229	$2,966
Unadvanced construction loans	1,927	1,476
Unadvanced lines of credit	12,954	12,737
Standby letters of credit	782	782
Outstanding commitments	$19,892	$17,961

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at September 30, 2011 and June 30, 2011 and results of operations for the three months ended September 30, 2011 and 2010, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2011 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 26, 2011.

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

Financial Regulatory Reform Legislation

           On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”).  The Dodd-Frank Act  has a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

           Effective July 21, 2011, the Dodd-Frank Act provided for the elimination of the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our net interest margin by potentially increasing our interest expense.

           The Dodd-Frank Act also changes the base for FDIC deposit insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

           The Dodd-Frank Act requires publicly traded companies, like the Bank, to give their stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

           The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.  The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks.

              It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Overview

The Company’s results of operation depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges.  Gains on sales of loans and securities and bank-owned life insurance income are added sources of noninterest income.  The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

During the quarters ended September 30, 2011 and 2010, the Company recorded non-cash OTTI charges of $798,000 and $173,000, respectively.  Both of these OTTI charges were taken on non-agency mortgage-backed securities.  The Company also received $1.5 million in a legal settlement reflected in the Company’s results of operation during the quarter ended September 30, 2011.  The net interest margin decreased from 2.56% for the quarter ended September 30, 2010 to 2.47% for the quarter ended September 30, 2011, as we experienced a $165,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense increased $99,000 during the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010.  The provision for loan losses increased $191,000 during the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

Assets

Total assets decreased to $470.1 million at September 30, 2011 from $472.5 million at June 30, 2011.  Investments in available-for-sale securities decreased $6.8 million and totaled $51.2 million or 10.9% of total assets at September 30, 2011.  Investments in held-to-maturity securities increased $2.9 million and totaled $117.7 million or 25.0% of total assets at September 30, 2011.  Net loans decreased $2.4 million and totaled $250.8 million or 53.3% of total assets at September 30, 2011.  Included in other assets as of September 30, 2011 was $1.5 million in prepaid FDIC assessments.  Bank owned life insurance increased $2.1 million due to purchases of additional policies and totaled $8.5 million at September 30, 2011.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at September 30, 2011 and June 30, 2011.  For additional information, see “Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010 – Provision for loan losses.”

	September 30,	June 30,
	2011	2011
	(Dollars in thousands)

Allowance for loan losses	$2,912	$3,072
Gross loans outstanding	253,699	256,297
Nonperforming loans	5,516	6,419

Allowance/gross loans outstanding	1.15%	1.20%
Allowance/nonperforming loans	52.8%	47.9%

Liabilities

Total liabilities decreased to $424.7 million at September 30, 2011 from $425.8 million at June 30, 2011.  Total deposits decreased to $331.2 million at September 30, 2011 from $333.8 million at June 30, 2011, a decrease of $2.6 million or 0.8%.  Federal Home Loan Bank advances remained unchanged at $83.5 million at both September 30, 2011 and June 30, 2011.  Securities sold under agreements to repurchase increased to $6.6 million at September 30, 2011 from $4.2 million at June 30, 2011, an increase of $2.4 million or 57.1%.

Stockholders’ Equity

Stockholders’ equity decreased to $45.5 million at September 30, 2011 from $46.7 million at June 30, 2011, primarily due to a $1.2 million increase in unrealized losses on available-for-sale securities net of tax recorded in accumulated other comprehensive loss and net income of $805,000 for the quarter ended September 30, 2011.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Net Income

Net income amounted to $805,000 or $.13 per basic and diluted share for the quarter ended September 30, 2011 compared to net income of $570,000 or $.09 per basic and diluted share for the quarter ended September 30, 2010. The increase in net income was primarily due to $1.5 million received in a partial legal settlement regarding prior security losses this quarter.  Other-than-temporarily impaired investment write-downs increased by $625,000 to $798,000 for the quarter ended September 30, 2011 compared to $173,000 for the quarter ended September 30, 2010.  Loan loss provision increased by $191,000 to $391,000 for the quarter ended September 30, 2011 compared to $200,000 for the quarter ended September 30, 2010.  Net interest income decreased by $165,000 to $2.8 million for the quarter ended September 30, 2011 compared to $2.9 million for the quarter ended September 30, 2010.  Income tax expense increased by $71,000 to $285,000 for the quarter ended September 30, 2011 compared to $214,000 for the quarter ended September 30, 2010.

Interest and Dividend Income

Interest and dividend income amounted to $4.7 million for the quarter ended September 30, 2011  compared to $5.1 million for the quarter ended September 30, 2010, a decrease of $483,000 or 9.4%.  This was primarily due to a decrease in yield on earning assets of 33 basis points to 4.18% for the quarter ended September 30, 2011 compared to 4.51% for the quarter ended September 30, 2010.  Average investment securities decreased $4.3 million to $179.1 million for the quarter ended September 30, 2011 compared to $183.4 million for the quarter ended September 30, 2010.  The yield on investment securities decreased 70 basis points to 2.86% for the quarter ended September 30, 2011 compared to 3.56% for the quarter ended September 30, 2010.  Average loans decreased by $908,000 to $256.2 million for the quarter ended September 30, 2011 compared to $257.1 million for the quarter ended September 30, 2010.  The yield on loans decreased 17 basis points to 5.23% for the quarter ended September 30, 2011 compared to 5.40% for the quarter ended September 30, 2010.

Interest Expense

Interest expense amounted to $1.9 million for the quarter ended September 30, 2011 compared to $2.2 million for the quarter ended September 30, 2010, a decrease of $318,000 or 14.5%.  The decrease was primarily due to a change in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 25 basis points to 1.94% for the quarter ended September 30, 2011 from 2.19% for the quarter ended September 30, 2010.  The average rate on interest-bearing deposits decreased by 25 basis points to 1.45% for the quarter ended September 30, 2011 compared to 1.70% for the quarter ended September 30, 2010.  The average rate on borrowed money decreased by two basis points to 3.51% for the quarter ended September 30, 2011 compared to 3.53% for the quarter ended September 30, 2010.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.8 million for the quarter ended September 30, 2011  compared to $2.9 million for the quarter ended September 30, 2010, a decrease of $165,000 or 5.6%.  Net interest spread decreased by seven basis points to 2.24% for the quarter ended September 30, 2011 from 2.32% for the quarter ended September 30, 2010.  Net interest margin decreased nine basis points to 2.47% as compared to 2.56% when comparing the quarters ended September 30, 2011 and 2010, respectively.  Net interest-earning assets increased $3.8 million to $54.0 million for the quarter ended September 30, 2011 compared to $50.2 million for the quarter ended September 30, 2010.

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

Provision for Loan Losses

The provision for loan losses amounted to $391,000 for the quarter ended September 30, 2011 compared to $200,000 for the quarter ended September 30, 2010, an increase of $191,000 or 95.5%.  This is primarily due to increased allocations during the quarter ended September 30, 2011 for certain impaired loans.  The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain internal and external factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of those conditions. The ratio of the allowance to gross loans outstanding was 1.15% as of September 30, 2011 compared to 1.20% as of June 30, 2011.  Net charge-offs were $551,000 for the quarter ended September 30, 2011 compared to net charge-offs of $271,000 for the quarter ended September 30, 2010.  The ratio of the allowance to nonperforming loans was 52.8% at September 30, 2011 compared to 47.9% at June 30, 2011.

Non-interest Income

Non-interest income totaled $1.6 million for the quarter ended September 30, 2011 compared to $805,000 for the quarter ended September 30, 2010, an increase of $761,000 or 94.5%.  The increase was primarily due to a $1.5 million legal settlement for the quarter ended September 30, 2011.  This was partially offset by an increase in other-than-temporary impairment charges on available-for-sale securities of $625,000 to $798,000 for the quarter ended September 30, 2011 compared to $173,000 for the quarter ended September 30, 2010.  The impairment charges for the quarters ended September 30, 2011 and September 30, 2010 were the result of credit losses on non-agency mortgage-backed securities.

Noninterest Expense

Noninterest expense amounted to $2.8 million for the quarter ended September 30, 2011 as compared to $2.7 million for the quarter ended September 30, 2010, an increase of $99,000 or 3.7%.  Compensation and benefits expense increased $26,000 or 1.7%.  Occupancy and equipment expense increased $3,000 or 1.0%.  Other noninterest expenses increased $70,000 or 7.3% to $1.0 million for the quarter ended September 30, 2011 compared to $954,000 for the quarter ended September 30, 2010.

Provision for Income Taxes

Income tax expense amounted to $285,000 for the quarter ended September 30, 2011 compared to $214,000 for the quarter ended September 30, 2010.

Average Balances and Yields

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

	For the Three Months Ended September 30,
		2011			2010
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$179,057	$1,291	2.86%	$183,397	$1,644	3.56%
Loans	256,154	3,374	5.23%	257,062	3,502	5.40%
Other earning assets	7,542	1	0.05%	12,506	3	0.10%
Total interest-earnings assets	442,753	4,666	4.18%	452,965	5,149	4.51%
Non-interest-earning assets	31,200			32,800
Total assets	$473,953			$485,765

Interest-bearing liabilities:
NOW accounts	$91,309	201	0.87%	$89,160	262	1.17%
Savings accounts	49,207	43	0.35%	47,064	42	0.35%
Money market accounts	14,560	25	0.68%	12,894	29	0.89%
Time deposits	140,493	813	2.30%	144,901	925	2.53%
Borrowed money	93,164	824	3.51%	108,719	966	3.53%
Total interest-bearing liabilities	388,733	1,906	1.94%	402,738	2,224	2.19%
Non-interest-bearing demand deposits	36,384			36,243
Other non-interest-bearing liabilities	2,308			2,081
Capital accounts	46,528			44,703
Total liabilities and capital accounts	$473,953			$485,765

Net interest income		$2,760			$2,925
Interest rate spread			2.24%			2.32%
Net interest-earning assets	$54,020			$50,227
Net interest margin			2.47%			2.56%

Average earning assets to average interest-bearing liabilities			113.90%			112.47%

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

	For the Three Months Ended September 30, 2011
	Compared to the Three Months Ended September 30, 2010
	Increase (Decrease) Due to
	(In thousands)
INTEREST INCOME	Rate	Volume	Net

Investment securities	$(315)	$(38)	$(353)
Loans	(116)	(12)	(128)
Other interest-earning assets	(1)	(1)	(2)
TOTAL INTEREST INCOME	(432)	(51)	(483)

INTEREST EXPENSE:

NOW accounts	(101)	40	(61)
Savings accounts	(4)	5	1
Money Market accounts	(22)	18	(4)
Time deposits	(85)	(27)	(112)
Other borrowed money	(4)	(138)	(142)
TOTAL INTEREST INCOME	(216)	(102)	(318)
CHANGE IN NET INTEREST INCOME	$(216)	$51	$(165)

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

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.  We do not believe that there has been a material change in our NII position between June 30, 2011 and September 30, 2011.

Net Portfolio Value Simulation Analysis.  The Office of Thrift Supervision previously required the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provided all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model used a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis point increments.  However, given the current low level of market interest rates, we did not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points.  A basis point equals one-hundredth of one percent, and 200 basis points equals two percent, an increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The tables below set forth, at June 30, 2011, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.  We do not believe that there has been a material change in our NPV position between June 30, 2011 and September 30, 2011.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)
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

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of September 30, 2011 of $83.5 million with unused borrowing capacity of $50.9 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of September 30, 2011, the ratio of wholesale borrowings to total assets was 17.8%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended September 30, 2011 and 2010, the Bank’s principal collections net of loan originations were $627,000 and $2.8 million, respectively. Purchases of securities totaled $16.2 million and $46.5 million, for the three months ended September 30, 2011 and 2010, respectively.

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

Certificates of deposits totaled $139.4 million at September 30, 2011. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at September 30, 2011 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.11%

Ratio of Total Risk Based Capital to risk-weighted assets	8%	16.43%

Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	15.21%

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

For the three months ended September 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information
a.	Not applicable.

Item 6.	Exhibits

Exhibits
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC. (Registrant)

Date November 14, 2011	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date November 14, 2011	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer