Form 10-Q
period 2011-12-31
PSB Holdings, Inc.
filed 2012-02-14
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

As of January 31, 2012, there were 6,528,863 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

PSB Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2011	2011
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$15,427	$7,915
Interest-bearing demand deposits with other banks	35	358
Total cash and cash equivalents	15,462	8,273
Securities available for sale, at fair value	50,793	58,009
Securities held-to-maturity (fair value of $111,062 as of
December 31, 2011 and $115,962 as of June 30, 2011)	108,688	114,741
Federal Home Loan Bank stock, at cost	8,056	8,056
Loans held for sale	566	1,567
Loans	257,713	256,297
Allowance for loan losses	(3,081)	(3,072)
Net loans	254,632	253,225
Premises and equipment	4,685	4,849
Accrued interest receivable	1,279	1,528
Other real estate owned	2,153	1,074
Goodwill	6,912	6,912
Other intangible assets	263	324
Bank owned life insurance	8,595	6,431
Other assets	7,596	7,510

Total assets	$469,680	$472,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$39,371	$36,814
Interest-bearing	295,072	296,959
Total deposits	334,443	333,773
Mortgagors’ escrow accounts	1,862	1,766
Federal Home Loan Bank advances	81,500	83,500
Securities sold under agreements to repurchase	3,929	4,244
Other liabilities	2,403	2,469
Total liabilities	424,137	425,752

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $0.10 par value, 12,000,000 shares authorized,
6,943,125 shares issued, 6,528,863 shares outstanding
at December 31, 2011 and June 30, 2011	694	694
Additional paid-in capital	30,565	30,594
Retained earnings	23,464	22,648
Accumulated other comprehensive loss	(3,332)	(1,267)
Unearned ESOP shares	(1,629)	(1,693)
Unearned stock awards	(6)	(16)
Treasury stock, at cost (414,262 shares at
December 31, 2011 and June 30, 2011)	(4,213)	(4,213)
Total stockholders’ equity	45,543	46,747

Total liabilities and stockholders’ equity	$469,680	$472,499

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Interest and dividend income:
Interest on loans	$3,243	$3,434	$6,617	$6,937
Interest and dividends on investments	1,227	1,519	2,519	3,165
Total interest and dividend income	4,470	4,953	9,136	10,102

Interest expense:
Deposits and escrow	1,015	1,225	2,097	2,483
Borrowed funds	807	936	1,631	1,902
Total interest expense	1,822	2,161	3,728	4,385
Net interest and dividend income	2,648	2,792	5,408	5,717

Provision for loan losses	211	241	602	442
Net interest and dividend income after provision
for loan losses	2,437	2,551	4,806	5,275

Non-interest income:
Fees for services	459	531	977	1,063
Mortgage banking activities	22	64	31	113
Net commissions from brokerage service	19	38	65	76
Income from bank owned life insurance	89	70	164	140
Total other-than-temporary impairment losses on debt securities	(1,331)	(1,332)	(2,376)	(2,090)
Portion of losses recognized in other comprehensive loss/income	1,117	978	1,364	1,563
Net impairment losses recognized in earnings	(214)	(354)	(1,012)	(527)
Gain on sales of available-for-sale securities, net	-	-	235	254
Income from legal settlement	-	-	1,452	-
Other income	42	43	71	79
Total non-interest income	417	392	1,983	1,198

Non-interest expense:
Compensation and benefits	1,519	1,447	3,034	2,936
Occupancy and equipment	315	305	621	607
Data processing	233	209	493	405
Advertising and marketing	89	60	150	121
OCC/OTS assessment	46	47	91	93
FDIC deposit insurance	156	203	294	408
Other real estate owned expense	19	29	66	50
Write-down of other real estate owned	-	95	15	95
Other non-interest expense	507	484	965	909
Total non-interest expense	2,884	2,879	5,729	5,624
(Loss) income before income tax expense	(30)	64	1,060	849

Income tax (benefit) expense	(41)	(35)	244	180
NET INCOME	$11	$99	$816	$669

Earnings per common share
Basic	$0.00	$0.02	$0.13	$0.11
Diluted	$0.00	$0.02	$0.13	$0.11

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended December 30, 2011 and 2010
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders’ Equity
(in thousands)

Balances at June 30, 2010	$694	$30,633	$21,550	$(2,776)	$(1,821)	$(212)	$(4,213)	$43,855

Comprehensive income:
Net income	-	-	669	-	-	-	-	669

Net change in unrealized holding losses on available-for-sale securities, net of reclassification adjustments and tax effects	-	-	-	1,063	-	-	-	1,063
Comprehensive income								1,732
Stock-based compensation	-	33	-	-	-	176	-	209

Balances at December 31, 2010	$694	$30,666	$22,219	$(1,713)	$(1,821)	$(36)	$(4,213)	$45,796

Balances at June 30, 2011	$694	$30,594	$22,648	$(1,267)	$(1,693)	$(16)	$(4,213)	$46,747

Comprehensive loss:
Net income	-	-	816	-	-	-	-	816

Net change in unrealized holding losses on available-for-sale securities, net of reclassification adjustments and tax effects	-	-	-	(2,065)	-	-	-	(2,065)
Comprehensive loss								(1,249)
Common stock held by ESOP committed to be released (6,390 shares)	-	(34)	-	-	64	-	-	30
Stock-based compensation	-	5	-	-	-	10	-	15

Balances at December 31, 2011	$694	$30,565	$23,464	$(3,332)	$(1,629)	$(6)	$(4,213)	$45,543

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended December 31,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$816	$669
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of securities, net	714	545
Gain on sales of available-for-sale securities, net	(235)	(254)
Impairment losses on securities	1,012	527
Net decrease in loans held-for-sale	1,001	1,272
Amortization of deferred loan (fees) costs, net	(145)	60
Provision for loan losses	602	442
Gain on sale of other real esate owned	(17)	(40)
Write-down of other real esate owned	15	95
Loss on sale of premises and equipment	5	-
Depreciation and amortization	209	234
Amortization of core deposit intangible	61	74
Decrease in accrued interest receivable and other assets	1,248	196
Increase in cash surrender value of bank owned life insurance	(164)	(140)
Decrease in other liabilities	(66)	(291)
Amortization of ESOP expense	30	-
Stock-based compensation	15	209
Net cash provided by operating activities	5,101	3,598
Cash flows from investing activities
Purchase of available-for-sale securities	(3,500)	-
Proceeds from sales and maturities of available-for-sale securities	6,790	20,733
Purchase of held-to-maturity securities	(16,189)	(62,955)
Proceeds from maturities of held-to-maturity securities	21,548	33,301
Loan repayments net of originations	(3,537)	(670)
Purchase of bank owned life insurance	(2,000)	-
Recoveries of loans previously charged off	19	21
Proceeds from sale of other real estate owned	577	177
Capital expenditures - premises and equipment	(71)	(26)
Net cash provided by (used in) investing activities	3,637	(9,419)
Cash flows from financing activities
Net increase (decrease) in savings, demand deposits and NOW accounts	4,131	(4,080)
Net decrease in time deposit accounts	(3,461)	(641)
Net increase in mortgagors’ escrow accounts	96	32
Proceeds from Federal Home Loan Bank advances	2,000	10,000
Repayments of Federal Home Loans Bank advances	(4,000)	(15,000)
Net decrease in securities sold under agreement to repurchase	(315)	(381)
Net cash used in financing activities	(1,549)	(10,070)
Increase (decrease) in cash and cash equivalents	7,189	(15,891)
Cash and cash equivalents at beginning of year	8,273	23,291
Cash and cash equivalents at end of period	$15,462	$7,400
Supplemental disclosures
Cash paid during the period for:
Interest	$3,721	$4,399
Income taxes (refunded) paid	(433)	805
Loans transferred to other real estate owned	1,654	144

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income.”  This ASU amends the disclosure requirements for the presentation of comprehensive income.  The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or two separate but consecutive financial statements.  The changes are effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with retrospective application required.  Early application is permitted.  This amendment is not expected to have a significant impact on the Company’s condensed consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.   This Update defers the changes in Update 2011-05 that relate to the presentation of reclassification adjustments.  The amendments are being made to allow the FASB Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This amendment is not expected to have a significant impact on the Company’s condensed consolidated financial results as the amendments relate only to changes in financial statement presentation.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our loans, allowance for loan losses, income taxes, goodwill and the impairment of securities.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer/other.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; loan rating migration and national and local economic trends and conditions. There have been no material changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011.

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

Specific component

The specific component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and recorded $214,000 and $354,000 of other-than-temporary impairment charges through income during the three months ended December 31, 2011 and 2010, respectively and $1.0 million and $527,000 of other-than-temporary impairment charges through income during the six months ended December 31, 2011 and 2010, respectively.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended December 31, 2011 and  2010:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net income	$11,000	$99,000	$816,000	$669,000

Average basic common shares	6,362,765	6,339,910	6,361,167	6,333,350
Dilutive effect of stock options (1)	0	0	0	0
Average diluted common shares	6,362,765	6,339,910	6,361,167	6,333,350

Basic EPS:	$0.00	$0.02	$0.13	$0.11
Diluted EPS:	$0.00	$0.02	$0.13	$0.11

(1) Options to purchase 222,921 shares for the three and six months ended December 31, 2011 and 2010 were outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock.

NOTE 5 – Investment Securities

The carrying value and estimated market values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
December 31, 2011
Available-for-sale:
Debt securities:
U.S. government and agency securities
Due in one year or less	$543	$29	$-	$572
From one through five years	3,500	10	-	3,510
	4,043	39	-	4,082

Corporate bonds and other securities
After ten years	5,999	-	(1,789)	4,210

U.S. Government sponsored and guaranteed
mortgage-backed securities
From one through five years	634	31	-	665
From five through ten years	3,337	213	-	3,550
After ten years	19,778	1,239	(1)	21,016
	23,749	1,483	(1)	25,231

Non-agency mortgage-backed securities
After ten years	12,050	-	(2,615)	9,435

Total debt securities	45,841	1,522	(4,405)	42,958

Equity securities:
Auction rate preferred stock	10,000	-	(2,165)	7,835

Total available-for-sale securities	$55,841	$1,522	$(6,570)	$50,793

Held-to-maturity:
U.S. government and agency securities
Due in one year or less	$8,283	$33	$(34)	$8,282
From one through five years	6,500	15	-	6,515
From five through ten years	929	127	-	1,056
	15,712	175	(34)	15,853

U.S. Government sponsored and guaranteed
mortgage-backed securities
From five through ten years	7,788	99	-	7,887
After ten years	85,188	2,134	-	87,322
	92,976	2,233	-	95,209
Total held-to-maturity securities	$108,688	$2,408	$(34)	$111,062

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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

There were no gross gains or losses realized on sales of available-for-sale securities for the three months ended December 31, 2011 and 2010.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  There were other-than-temporary impairment charges on available-for-sale securities of $214,000 and $354,000 during the three months ended December 31, 2011 and 2010, respectively.  The loss on write-downs of securities included total other-than-temporary impairment losses of $1.3 million and $1.3 million, net of $1.1 million and $978,000 recognized in other comprehensive income/loss for the three months ended December 31, 2011 and 2010, respectively, before taxes.  There were gross gains of $235,000 and no gross losses realized on sales of available-for-sale securities for the six months ended December 31, 2011 and $254,000 of gross gains and no gross losses for the six months ended December 31, 2010.  There was an other-than-temporary impairment charge on available-for-sale securities of $1.0 million during the six months ended December 31, 2011 and $527,000 during the six months ended December 31, 2010.  The loss on write-downs of securities included total other-than-temporary impairment losses of $2.4 million and $2.1 million, net of $1.4 million and $1.6 million recognized in other comprehensive income/loss for the six months ended December 31, 2011 and 2010, respectively, before taxes.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

December 31, 2011:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
Debt securities:
Corporate bonds and other securities	$-	$-	$4,210	$(1,789)	$4,210	$(1,789)
U.S. Government sponsored and guaranteed
mortgage-backed securities	337	(1)	-	-	337	(1)
Equity securities:
Auction rate preferred stock	2,559	(441)	5,276	(1,724)	7,835	(2,165)
Total temporarily impaired available-for-sale	2,896	(442)	9,486	(3,513)	12,382	(3,955)

Held-to-maturity:
U.S. Government and agency securities	5,253	(34)	-	-	5,253	(34)

Other-than-temporarily impaired debt
securities (1)
Non-agency mortgage-backed securities	3,555	(467)	5,880	(2,148)	9,435	(2,615)

Total temporarily-impaired and other-
than-temporarily impaired securities	$11,704	$(943)	$15,366	$(5,661)	$27,070	$(6,604)

June 30, 2011:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$3,810	$(41)	$-	$-	$3,810	$(41)
Corporate bonds and other obligations	-	-	4,905	(1,093)	4,905	(1,093)
Mortgage-backed securities	10,323	(44)	-	-	10,323	(44)
Equity securities	-	-	6,671	(329)	6,671	(329)
Total temporarily impaired securities	14,133	(85)	11,576	(1,422)	25,709	(1,507)
Other-than-temporarily impaired debt
securities (1)
Mortgage-backed securities	4,567	(537)	7,155	(2,351)	11,722	(2,888)

Total temporarily-impaired and other-
than-temporarily impaired securities	$18,700	$(622)	$18,731	$(3,773)	$37,431	$(4,395)

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2011 and June 30, 2011, there were 28 and 32 individual investment securities, respectively, with declines in fair value below the amortized cost basis of the security.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  The unrealized losses are primarily caused by (a) interest rate fluctuations, (b) recent decreases in profitability and near-term profit forecasts by industry analysts and (c) recent downgrades by several industry analysts.  The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of investment.  While the companies’ credit ratings have decreased, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

For the quarter ended December 31, 2011, securities with other-than-temporary impairment losses related to credit loss that were recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions used can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows were compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands):

Balance as of June 30, 2010	$12,241
Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	1,065
Reductions for securities sold during the period	-

Balance as of June 30, 2011	13,306

Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	1,012
Reductions for securities sold during the period	-

Balance as of December 31, 2011	$14,318

Auction-rate trust preferred securities. At December 31, 2011, our auction-rate trust preferred securities (ARP) portfolio totaled $7.8 million, all of which were classified as available-for-sale.    Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At December 31, 2011, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

Beginning in February 2008, auctions for these securities began to fail when investors declined to bid on the securities.  Five of the largest investment banks that made a market in these securities (Merrill Lynch, Citigroup, UBS, AIG and Morgan Stanley) declined to act as bidders of last resort, as they had in the past.  The auction failures did not result in the loss of any principal value to the certificate holders, but prevented many sellers from exiting, or redeeming, their certificates at the reset date.  These unsuccessful sellers were required to continue to hold the certificates until the next scheduled reset date.  To compensate these unsuccessful sellers, the failed auctions triggered a penalty-rate feature which provided that owners of the Class A certificates were entitled to a higher portion of the dividends, and thus a higher yield, on the Class A certificates.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information as of December 31, 2011 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	02-21-12	02-27-12	02-16-12
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.590%	4.659%	4.677%
Dividends Current:	Yes	Yes	Yes

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2011 and June 30, 2011:

	December 31,	June 30,
	2011	2011
	(in thousands)

Mortgage Loans:
Residential (1)	$197,670	$193,084
Commercial real estate	52,183	53,248
Residential construction	1,606	2,824
Commercial	6,784	7,356
Consumer and other	946	1,070

Total loans	259,189	257,582

Unadvanced construction loans	(1,812)	(1,476)
	257,377	256,106
Net deferred loan costs	336	191
Allowance for loan losses	(3,081)	(3,072)

Loans, net	$254,632	$253,225

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

The following table presents the Company’s loan segments by internally assigned grades at December 31, 2011:

	Residential	Commercial	Residential
December 31, 2011	Real Estate	Real Estate	Construction	Commercial	Consumer	Total
(in thousands)
Grade:
Pass	$195,625	$35,489	$757	$5,482	$946	$238,299
Special Mention	22	5,790	-	1,302	-	7,114
Substandard	2,023	9,513	-	-	-	11,536
Doubtful	-	428	-	-	-	428
Loss	-	-	-	-	-	-
Total	$197,670	$51,220	$757	$6,784	$946	$257,377

The following table represents modifications that were deemed to be troubled debt restructures for the six months ended December 31, 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
Residential	6	$634	$635
Commercial	11	1,193	1,227
	17	1,827	1,862

The modification on one commercial loan provided a reduced rate for five years and the capitalization of real estate taxes.  A tax escrow account has also been established.  The other commercial modifications relate to one loan relationship that was modified to provide a reduced rate for one year.  Management performs a discounted cash flow calculation to determine the valuation allowance required for each troubled debt restructure.  Residential loan modifications included restructurings that provided a reduced rate for five years, an extended amortization period with no change in rate, six months of interest-only payments along with a reduction in rate, an interest-only period of one year and a reduction in rate, substitution of collateral on a second mortgage, and the conversion a line of credit to an amortizing  fixed rate home equity loan.  Any reserve required is recorded through the provision for loan losses.

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	Six months ended
	December 31, 2011

	Number of	Recorded
	Contracts	Investment
(Dollars in thousands)
Troubled Debt Restructurings
That Subsequently Defaulted:
Real Estate:
Residential	2	$209
Commercial	1	226
Total	3	$435

The defaults on the commercial and residential troubled debt restructures were the result of the borrower’s delinquent loan payments during the period.  As of December 31, 2011 the commercial loan was greater than 90 days past due and on non-accrual.  One residential loan was 60 days past due and the other residential loan was current but on non-accrual due to past delinquency issues.  The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At December 31,	At June 30,
	2011	2011
	(Dollars in thousands)
Non-accrual loans:
Residential	$2,021	$1,752
Commercial real estate	5,374	4,635
Residential construction	-	-
Commercial	-	-
Consumer and other	-	-
Total non-accrual loans	7,395	6,387

Accruing loans past due 90 days or more:
Residential	-	32
Commercial real estate	-	-
Residential construction	-	-
Commercial	-	-
Consumer and other	-	-
Total	-	32

Total non-performing loans	7,395	6,419

Other real estate owned	2,153	1,074
Other non-performing assets	-	46
Total non-performing assets	$9,548	$7,539

Total non-performing loans to total loans	2.87%	2.51%
Total non-performing assets to total assets	2.03	1.60

Total non-performing assets increased $2.0 million to $9.5 million at December 31, 2011 from $7.5 million at June 30, 2011. Non-performing assets as of December 31, 2011 consisted of $2.2 million in other real estate owned carried at fair value less costs to sell.  Also included in non-performing assets at December 31, 2011 was $7.4 million in non-performing loans.  These loans consisted of 10 residential loans totaling $2.0 million and 14 commercial real estate loans totaling $5.4 million.  Non-performing assets as of June 30, 2011 consisted of $1.1 million in other real estate owned carried at fair value less costs to sell.  Also included in non-performing assets at June 30, 2011 is $46,000 in Freddie Mac auction-rate trust preferred securities, which were sold during the six months ended December 31, 2011, and $6.4 million in non-performing loans.

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

The following table sets forth information regarding past due loans at December 31, 2011 and June 30, 2011:

	30–59 Days	60–89 Days	90 days	Total
At December 31, 2011	Past Due	Past Due	or greater	Past Due
(in thousands)
Real Estate:
Residential	$1,256	$28	$1,071	$2,355
Commercial	-	-	2,379	2,379
Residential Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Other	-	-	-	-
Total	$1,256	$28	$3,450	$4,734

At June 30, 2011
(in thousands)
Real Estate:
Residential	$92	$247	$1,126	$1,465
Commercial	629	488	3,324	4,441
Residential Construction	-	-	-	-
Commercial	150	-	-	150
Consumer	-	-	-	-
Other	-	-	-	-
Total	$871	$735	$4,450	$6,056

The following is a summary of information pertaining to impaired loans at December 31, 2011 and June 30, 2011.

	At December 31, 2011			At June 30, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$301	$299	$-	$395	$393	$-
Commercial	2,384	2,382	-	2,625	2,623	-
Residential Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	53	53	-	51	51	-
Total impaired with no related allowance	2,738	2,734	-	3,071	3,067	-

Impaired loans with a valuation allowance:
Real Estate:
Residential	2,510	2,505	324	2,025	2,022	236
Commercial	5,882	5,881	650	5,472	5,470	686
Residential Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	-	-	-	6	6	6
Total impaired with an allowance recorded	8,392	8,386	974	7,503	7,498	928

Total Impaired Loans:
Real Estate:
Residential	2,811	2,804	324	2,420	2,415	236
Commercial	8,266	8,263	650	8,097	8,093	686
Residential Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	53	53	-	57	57	6
Total impaired loans	$11,130	$11,120	$974	$10,574	$10,565	$928

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	December 31, 2011			December 31, 2010
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
(in thousands)
Real Estate:
Residential	$2,504	-	$3	$2,695	$16	$4
Commercial	7,364	41	23	6,296	16	-
Residential Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	54	1	-	33	1	-
Total impaired loans	$9,922	$42	$26	$9,024	$33	$4

	Six months ended			Six months ended
	December 31, 2011			December 31, 2010
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
(in thousands)
Real Estate:
Residential	$2,471	$17	$9	$2,380	$33	$9
Commercial	7,608	104	44	5,585	19	-
Residential Construction	-	-	-	-	-	-
Commercial	-	4	4	71	-	-
Consumer	55	2	-	33	1	-
Total impaired loans	$10,134	$127	$57	$8,069	$53	$9

NOTE 8 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended December 31, 2011 and 2010 is as follows:

Three months ended
December 31, 2011	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Other	Unallocated	Total
Allowance for credit losses:	(in thousands)
Beginning balance	$1,533	$1,241	$21	$86	$8	$2	$21	$2,912
Charge-offs	(39)	-	-	-	(3)	(11)	-	(53)
Recoveries	1	-	-	4	1	5	-	11
Provision	138	12	(4)	(8)	(4)	10	67	211
Ending Balance	$1,633	$1,253	$17	$82	$2	$6	$88	$3,081

Three months ended
December 31, 2010	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Other	Unallocated	Total
Allowance for credit losses:	(in thousands)
Beginning balance	$1,419	$1,027	$8	$78	$35	$6	$7	$2,580
Charge-offs	(162)	(62)	-	-	(1)	(19)	-	(244)
Recoveries	2	-	-	-	-	7	-	9
Provision	112	56	-	9	-	10	55	242
Ending Balance	$1,371	$1,021	$8	$87	$34	$4	$62	$2,587

An analysis of the allowance for loan losses for the six months ended December 31, 2011 and 2010 is as follows:

Six months ended
December 31, 2011	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Other	Unallocated	Total
Allowance for credit losses:	(in thousands)
Beginning balance	$1,520	$1,286	$28	$140	$8	$3	$87	$3,072
Charge-offs	(106)	(476)	-	-	(3)	(27)	-	(612)
Recoveries	3	-	-	6	1	9	-	19
Provision	216	443	(11)	(64)	(4)	21	1	602
Ending Balance	$1,633	$1,253	$17	$82	$2	$6	$88	$3,081

Six months ended
December 31, 2010	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Other	Unallocated	Total
Allowance for credit losses:	(in thousands)
Beginning balance	$1,332	$901	$10	$297	$37	$6	$68	$2,651
Charge-offs	(208)	(62)	-	(212)	(2)	(43)	-	(527)
Recoveries	2	-	-	-	1	18	-	21
Provision	245	182	(2)	2	(2)	23	(6)	442
Ending Balance	$1,371	$1,021	$8	$87	$34	$4	$62	$2,587

Further information pertaining to the allowance for loan losses at December 31, 2011 and June 30, 2011 is as follows:

At December 31, 2011	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$324	$650	$-	$-	$-	$-	$-	$974

Amount of allowance for loan losses for loans
collectively evaluated for impairment	$1,309	$603	$17	$82	$2	$6	$88	$2,107

Loans:
Total loans	$197,670	$51,220	$757	$6,784	$911	$35	$-	$257,377

Loans deemed to be impaired	$2,804	$8,263	$-	$-	$53	$-	$-	$11,120

Loans collectively evaluated for impairment	$194,866	$42,957	$757	$6,784	$858	$35	$-	$246,257

At June 30, 2011	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$236	$686	$-	$-	$6	$-	$-	$928

Amount of allowance for loan losses for loans
collectively evaluated for impairment	$1,284	$600	$28	$140	$2	$3	$87	$2,144

Loans:
Total loans	$193,084	$52,686	$1,910	$7,356	$965	$105	$-	$256,106

Loans deemed to be impaired	$2,415	$8,093	$-	$-	$57	$-	$-	$10,565

Loans collectively evaluated for impairment	$190,669	$44,593	$1,910	$7,356	$908	$105	$-	$245,541

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

NOTE 9 – Goodwill and Other Intangibles

Intangible assets include goodwill and a core deposit intangible associated with the Bank’s purchase of three branches from another financial institution in October 2005.  The goodwill is evaluated for impairment on an annual basis and the core deposit intangible is amortized on an accelerated basis over a ten-year period.  Goodwill was not considered impaired at December 31, 2011 or June 30, 2011.  The amortization expense related to the core deposit intangible for the three months ended December 31, 2011 and 2010 was $30,000 and $37,000, respectively.   The amortization expense related to the core deposit intangible for the six months ended December 31, 2011 and 2010 was $61,000 and $75,000, respectively.

	December 31,	June 30,
	2011	2011
	(in thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core Deposit Intangible	263	324
Total intangible assets	$7,175	$7,236

NOTE 10 – Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).  The Company’s only component of other comprehensive income (loss) is the net unrealized gain (loss) on securities and is presented below with related tax effects.

	Six Months Ended
	December 31,
	2011	2010
	(in thousands)
Net Income	$816	$669

Other comprehensive income (loss)
Net unrealized holding (losses) gains on
available-for-sale securities	(2,542)	2,901
Reclassification adjustment for losses
realized in income on available-for-sale securities	777	273
Non credit portion of other-than-temporary gains (losses) on available-for-sale securities	(1,364)	(1,563)

Other comprehensive income (loss) before tax	(3,129)	1,611
Income tax (expense) benefit related to items of other
comprehensive income	1,064	(548)
Other comprehensive income (loss) net of tax	(2,065)	1,063

Total comprehensive income (loss)	$(1,249)	$1,732

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2011.

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended December 31, 2011.

The following summarizes assets measured at fair value on a recurring basis at December 31, 2011 and June 30, 2011:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At December 31, 2011	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3

Securities available for sale:
U.S. government and agency securities	$4,082	$-	$4,082	$-
Corporate bonds and other securities	4,210	-	4,210	-
U.S. Government agency sponsored/guaranteed
mortgage-backed securities	25,231	-	25,231	-
Non-agency mortgage-backed securities	9,435	-	9,435	-
Equity securities	7,835	-	-	7,835
Total	$50,793	$-	$42,958	$7,835

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2011	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and agency securities	$666	$-	$666	$-
Corporate securities	4,905	-	4,905	-
Mortgage-backed securities insured or guaranteed by
U. S. Government enterprises	30,316	-	30,316	-
Non-agency mortgage-backed securities	11,722	-	11,722	-
Equity securities	10,400	-	-	10,400
Total	$58,009	$-	$47,609	$10,400

The table below represents the changes in level 3 assets measured at fair value for the six months ended December 31, 2011.

(in thousands)
Beginning balance, July 1, 2011	$10,400
Total unrealized losses included in other comprehensive loss	(2,165)
Total realized losses included in net income	(400)
Ending balance, December 31, 2011	$7,835

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the six months ended December 31, 2011 and 2010.

		Quoted Prices in	Significant Other	Significant	Total Losses
		Active Markets for	Observable Inputs	Unobservable Inputs	for the three
At December 31, 2011	Total Fair	Identical Assets			months ended
(in thousands)	Value	Level 1	Level 2	Level 3	December 31, 2011

Impaired loans	$1,736	$-	$-	$1,736	$(108)
Other real estate owned	363	-	-	363	(39)
Totals	$2,099	$-	$-	$2,099	$(147)

		Quoted Prices in	Significant Other	Significant	Total Losses
		Active Markets for	Observable Inputs	Unobservable Inputs	for the three
At December 31, 2010	Total Fair	Identical Assets			months ended
(in thousands)	Value	Level 1	Level 2	Level 3	December 31, 2010

Impaired loans	$374	$-	$-	$374	$(179)
Other real estate owned	289	-	-	289	-
Totals	$663	$-	$-	$663	$(179)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2011 and 2010 or June 30, 2011.

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

Off-Balance Sheet Instruments.  The fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  In the case of the commitments discussed in Note 14, the fair value equals the carrying amounts which are not significant.

Summary of Fair Values of Financial Instruments.  The estimated fair values, and related carrying  amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as of December 31, 2011 and June 30, 2011:

	December 31, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(in thousands)
Financial assets:
Cash and cash equivalents	$15,462	$15,462	$8,273	$8,273
Available-for-sale securities	50,793	50,793	58,009	58,009
Held-to-maturity securities	108,688	111,062	114,741	115,962
Federal Home Loan Bank Stock	8,056	8,056	8,056	8,056
Loans held for sale	566	578	1,567	1,583
Loans, net	254,632	261,190	253,225	253,835
Accrued interest receivable	1,279	1,279	1,528	1,528

Financial liabilities:
Deposits	334,443	337,892	333,773	331,132
Mortgagors’ escrow accounts	1,862	1,862	1,766	1,766
Federal Home Loan Bank advances	81,500	85,966	83,500	87,339
Securities sold under agreements to repurchase	3,929	3,929	4,244	4,244

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

NOTE 13 – Dividends

The Company did not declare a dividend during the six months ended December 31, 2011 and 2010.

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

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2011	2011
	(in thousands)
Commitments to extend credit:
Loan commitments	$4,124	$2,966
Unadvanced construction loans	1,812	1,476
Unadvanced lines of credit	13,304	12,737
Standby letters of credit	852	782
Outstanding commitments	$20,092	$17,961

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at December 31, 2011 and June 30, 2011 and results of operations for the three and six months ended December 31, 2011 and 2010, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2011 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 26, 2011.

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

The Dodd-Frank Act requires publicly traded companies, like the Bank, to give their stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

During the quarters ended December 31, 2011 and 2010, the Company recorded non-cash OTTI charges of $214,000 and $354,000, respectively.  Both of these OTTI charges were taken on non-agency mortgage-backed securities.  The net interest margin decreased from 2.47% for the quarter ended December 31, 2010 to 2.42% for the quarter ended December 31, 2011, as we experienced a $144,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense increased $5,000 during the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010.  The provision for loan losses decreased $30,000 during the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010.

During the six months ended December 31, 2011 and 2010, the Company recorded non-cash OTTI charges of $1.0 million and $527,000, respectively.  Both of these OTTI charges were taken on non-agency mortgage-backed securities.  The Company also received $1.5 million in a legal settlement reflected in the Company’s results of operation during the six months ended December 31, 2011.  The net interest margin decreased from 2.52% for the quarter ended December 31, 2010 to 2.44% for the six months ended December 31, 2011, as we experienced a $309,000 decrease in net interest and dividend income over the periods.  In addition, noninterest expense increased $105,000 during the six months ended December 31, 2011 compared to the same period in the prior year.  The provision for loan losses increased $160,000 during the six months ended December 31, 2011 as compared to the six months ended December 31, 2010.

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

Assets

Total assets decreased to $469.7 million at December 31, 2011 from $472.5 million at June 30, 2011.  Cash and cash equivalents increased $7.2 million and totaled $15.5 million or 3.3% of total assets.  Investments in available-for-sale securities decreased $7.2 million and totaled $50.8 million or 10.8% of total assets at December 31, 2011.  Investments in held-to-maturity securities decreased $6.1 million and totaled $108.7 million or 23.1% of total assets at December 31, 2011.  Net loans increased $1.4 million and totaled $254.6 million or 54.2% of total assets at December 31, 2011.  Included in other assets as of December 31, 2011 was $1.3 million in prepaid FDIC assessments.  Bank owned life insurance increased $2.2 million due to purchases of additional policies and totaled $8.6 million at December 31, 2011.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at December 31, 2011 and June 30, 2011.  For additional information, see “Comparison of Operating Results for the Three and Six Months Ended December 31, 2011 and 2010 – Provision for loan losses.”

	December 31,	June 30,
	2011	2011
	(Dollars in thousands)
Allowance for loan losses	$3,081	$3,072
Gross loans outstanding	257,713	256,297
Nonperforming loans	7,395	6,419
Allowance/gross loans outstanding	1.20%	1.20%
Allowance/nonperforming loans	41.7%	47.9%

Liabilities

Total liabilities decreased to $424.1 million at December 31, 2011 from $425.8 million at June 30, 2011.  Total deposits increased to $334.4 million at December 31, 2011 from $333.8 million at June 30, 2011, an increase of $670,000 or 0.2%.  Federal Home Loan Bank advances decreased to $81.5 million at December 31, 2011 from $83.5 million at June 30, 2011, a decrease of $2.0 million or 2.4%.  Securities sold under agreements to repurchase decreased to $3.9 million at December 31, 2011 from $4.2 million at June 30, 2011, a decrease of $315,000 or 7.4%.

Stockholders’ Equity

Stockholders’ equity decreased to $45.5 million at December 31, 2011 from $46.7 million at June 30, 2011, primarily due to a $2.1 million increase in unrealized losses on available-for-sale securities net of tax recorded in accumulated other comprehensive loss offset by net income of $816,000 for the six months ended December 31, 2011.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2011 and 2010

Net Income

Net income amounted to $11,000 or $.00 per basic and diluted share for the quarter ended December 31, 2011 compared to net income of $99,000 or $.02 per basic and diluted share for the quarter ended December 31, 2010. The decrease in net income was primarily due to a decrease in net interest income of $144,000 to $2.6 million for the quarter ended December 31, 2011 compared to $2.8 million for the quarter ended December 31, 2010.  Other-than-temporarily impaired investment write-downs decreased by $140,000 to $214,000 for the quarter ended December 31, 2011 compared to $354,000 for the quarter ended December 31, 2010.  Loan loss provision decreased by $30,000 to $211,000 for the quarter ended December 31, 2011 compared to $241,000 for the quarter ended December 31, 2010.  Total noninterest expense remained unchanged at $2.9 million for the quarters ended December 31, 2011 and 2010.

Net income amounted to $816,000 or $.13 per basic and diluted share for the six months ended December 31, 2011 compared to net income of $669,000 or $.11 per basic and diluted share for the six months ended December 31, 2010. The increase in net income was primarily due to $1.5 million received in a partial legal settlement regarding prior security losses during the six months ended December 31, 2011.  Other-than-temporarily impaired investment write-downs increased by $485,000 to $1.0 million for the six months ended December 31, 2011 compared to $527,000 for the six months ended December 31, 2010.  Loan loss provision increased by $160,000 to $602,000 for the six months ended December 31, 2011 compared to $442,000 for the six months ended December 31, 2010.  Net interest income decreased by $309,000 to $5.4 million for the six months ended December 31, 2011 compared to $5.7 million for the six months ended December 31, 2010.  Income tax expense increased by $64,000 to $244,000 for the six months ended December 31, 2011 compared to $180,000 for the six months ended December 31, 2010.  Noninterest expense increased $105,000 to $5.7 million for the six months ended December 31, 2011 compared to $5.6 million for the six months ended December 31, 2010.

Interest and Dividend Income

Interest and dividend income amounted to $4.5 million for the quarter ended December 31, 2011 compared to $5.0 million for the quarter ended December 31, 2010, a decrease of $483,000 or 9.8%.  This was primarily due to a decrease in yield on earning assets of 30 basis points to 4.08% for the quarter ended December 31, 2011 compared to 4.38% for the quarter ended December 31, 2010.  Average investment securities decreased $17.4 million to $172.2 million for the quarter ended December 31, 2011 compared to $189.6 million for the quarter ended December 31, 2010.  The yield on investment securities decreased 36 basis points to 2.82% for the quarter ended December 31, 2011 compared to 3.18% for the quarter ended December 31, 2010.  Average loans increased by $341,000 to $256.6 million for the quarter ended December 31, 2011 compared to $256.3 million for the quarter ended December 31, 2010.  The yield on loans decreased 31 basis points to 5.01% for the quarter ended December 31, 2011 compared to 5.32% for the quarter ended December 31, 2010.

Interest and dividend income amounted to $9.1 million for the six months ended December 31, 2011  compared to $10.1 million for the six months ended December 31, 2010, a decrease of $966,000 or 9.6%.  This was primarily due to a decrease in yield on earning assets of 32 basis points to 4.13% for the six months ended December 31, 2011 compared to 4.45% for the six months ended December 31, 2010.  Average investment securities decreased $10.9 million to $175.6 million for the six months ended December 31, 2011 compared to $186.5 million for the six months ended December 31, 2010.  The yield on investment securities decreased 52 basis points to 2.84% for the six months ended December 31, 2011 compared to 3.36% for the six months ended December 31, 2010.  Average loans decreased by $284,000 to $256.4 million for the six months ended December 31, 2011 compared to $256.7 million for the six months ended December 31, 2010.  The yield on loans decreased 24 basis points to 5.12% for the six months ended December 31, 2011 compared to 5.36% for the six months ended December 31, 2010.

Interest Expense

Interest expense amounted to $1.8 million for the quarter ended December 31, 2011 compared to $2.2 million for the quarter ended December 31, 2010, a decrease of $339,000 or 15.7%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 26 basis points to 1.89% for the quarter ended December 31, 2011 from 2.15% for the quarter ended December 31, 2010.  The average rate on interest-bearing deposits decreased by 28 basis points to 1.37% for the quarter ended December 31, 2011 compared to 1.65% for the quarter ended December 31, 2010.  The average rate on borrowed money increased by seven basis points to 3.66% for the quarter ended December 31, 2011 compared to 3.59% for the quarter ended December 31, 2010.

Interest expense amounted to $3.7 million for the six months ended December 31, 2011 compared to $4.4 million for the quarter ended December 31, 2010, a decrease of $657,000 or 15.0%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 25 basis points to 1.92% for the six months ended December 31, 2011 from 2.17% for the six months ended December 31, 2010.  The average rate on interest-bearing deposits decreased by 26 basis points to 1.41% for the six months ended December 31, 2011 compared to 1.67% for the six months ended December 31, 2010.  The average rate on borrowed money increased by two basis points to 3.58% for the six months ended December 31, 2011 compared to 3.56% for the six months ended December 31, 2010.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.6 million for the quarter ended December 31, 2011  compared to $2.8 million for the quarter ended December 31, 2010, a decrease of $144,000 or 5.2%.  Net interest spread decreased by four basis points to 2.19% for the quarter ended December 31, 2011 from 2.23% for the quarter ended December 31, 2010.  Net interest margin decreased five basis points to 2.42% from 2.47% when comparing the quarters ended December 31, 2011 and 2010, respectively.  Net interest-earning assets increased $2.9 million to $53.6 million for the quarter ended December 31, 2011 compared to $50.7 million for the quarter ended December 31, 2010.

Net interest and dividend income amounted to $5.4 million for the six months ended December 31, 2011  compared to $5.7 million for the six months ended December 31, 2010, a decrease of $309,000 or 5.4%.  Net interest spread decreased by six basis points to 2.21% for the six months ended December 31, 2011 from 2.27% for the six months ended December 31, 2010.  Net interest margin decreased eight basis points to 2.44% from 2.52% when comparing the six months ended December 31, 2011 and 2010, respectively.  Net interest-earning assets increased $3.4 million to $53.8 million for the six months ended December 31, 2011 compared to $50.4 million for the six months ended December 31, 2010.

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

Provision for Loan Losses

The provision for loan losses amounted to $211,000 for the quarter ended December 31, 2011 compared to $241,000 for the quarter ended December 31, 2010, a decrease of $30,000 or 12.4%.  The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain internal and external factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of those conditions. The ratio of the allowance to gross loans outstanding was 1.20% as of December 31, 2011 and June 30, 2011.  Net charge-offs were $42,000 for the quarter ended December 31, 2011 compared to net charge-offs of $235,000 for the quarter ended December 31, 2010.

The provision for loan losses amounted to $602,000 for the six months ended December 31, 2011 compared to $442,000 for the six months ended December 31, 2010, an increase of $160,000 or 36.2%. This is primarily due to increased allocations during the six months ended December 31, 2011 for certain impaired loans.   Net charge-offs were $593,000 for the six months ended December 31, 2011 compared to net charge-offs of $506,000 for the six months ended December 31, 2010.  The ratio of the allowance to nonperforming loans was 41.7% at December 31, 2011 compared to 47.9% at June 30, 2011.

Non-interest Income

Non-interest income totaled $417,000 for the quarter ended December 31, 2011 compared to $392,000 for the quarter ended December 31, 2010, an increase of $25,000 or 6.4%.  The increase was primarily due to a reduction in other-than-temporary impairment charges on available-for-sale securities of $140,000 to $214,000 for the quarter ended December 31, 2011 compared to $354,000 for the quarter ended December 31, 2010.  The impairment charges for the three months ended December 31, 2011 and December 31, 2010 were the result of credit losses on non-agency mortgage-backed securities.  This was partially offset by decreases in service fees of $72,000 or 13.6% and mortgage banking activities of $42,000 or 65.6% during the quarter ended December 31, 2011.

Non-interest income totaled $2.0 million for the six months ended December 31, 2011 compared to $1.2 million for the six months ended December 31, 2010, an increase of $785,000 or 65.5%.  The increase was primarily due to a $1.5 million legal settlement during the six months ended December 31, 2011.  This was partially offset by an increase in other-than-temporary impairment charges on available-for-sale securities of $485,000 to $1.0 million for the six months ended December 31, 2011 compared to $527,000 for the six months ended December 31, 2010.  The impairment charges for the six months ended December 31, 2011 and December 31, 2010 were the result of credit losses on non-agency mortgage-backed securities.  Service fees decreased $86,000 or 8.1% to $977,000 for the six months ended December 31, 2011 compared to $1.1 million for the six months ended December 31, 2010.

Non-interest Expense

Non-interest expense amounted to $2.9 million for the quarter ended December 31, 2011 compared to $2.9 million for the quarter ended December 31, 2010, an increase of $5,000 or 0.2%.  Compensation and benefits expense increased $72,000 or 5.0%.  Occupancy and equipment expense increased $10,000 or 3.3%.  Other non-interest expenses decreased $77,000 or 6.8% to $1.0 million for the quarter ended December 31, 2011 compared to $1.1 million for the quarter ended December 31, 2010.

Non-interest expense amounted to $5.7 million for the six months ended December 31, 2011 as compared to $5.6 million for the six months ended December 31, 2010, an increase of $105,000 or 1.9%.  Compensation and benefits expense increased $98,000 or 3.3%.  Occupancy and equipment expense increased $14,000 or 2.3%.  Other non-interest expenses decreased $7,000 or 0.3%.

Provision for Income Taxes

Income tax benefit amounted to $41,000 for the quarter ended December 31, 2011 compared to $35,000 for the quarter ended December 31, 2010.  Income tax expense amounted to $244,000 for the six months ended December 31, 2011 compared to $180,000 for the six months ended December 31, 2010.

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

	For the Three Months Ended December 31,
	2011			2010
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$172,225	$1,224	2.82%	$189,635	$1,518	3.18%
Loans	256,607	3,243	5.01%	256,266	3,434	5.32%
Other earning assets	5,991	3	0.20%	2,780	1	0.14%
Total interest-earnings assets	434,823	4,470	4.08%	448,681	4,953	4.38%
Non-interest-earning assets	35,248			35,403
Total assets	$470,071			$484,084

Interest-bearing liabilities:
NOW accounts	$90,653	$190	0.83%	$88,742	$244	1.09%
Savings accounts	49,701	44	0.35%	47,349	42	0.35%
Money market accounts	14,956	26	0.69%	13,578	31	0.91%
Time deposits	138,395	755	2.16%	144,797	908	2.49%
Borrowed money	87,483	807	3.66%	103,527	936	3.59%
Total interest-bearing liabilities	381,188	1,822	1.89%	397,993	2,161	2.15%
Non-interest-bearing demand deposits	38,565			36,043
Other non-interest-bearing liabilities	4,563			4,207
Capital accounts	45,755			45,841
Total liabilities and capital accounts	$470,071			$484,084

Net interest income		$2,648			$2,792
Interest rate spread			2.19%			2.23%
Net interest-earning assets	$53,635			$50,688
Net interest margin			2.42%			2.47%
Average earning assets to
average interest-bearing liabilities			114.07%			112.74%

	For the Six Months Ended December 31,
	2011			2010
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$175,641	$2,515	2.84%	$186,516	$3,162	3.36%
Loans	256,380	6,617	5.12%	256,664	6,937	5.36%
Other earning assets	6,767	4	0.12%	7,643	3	0.08%
Total interest-earnings assets	438,788	9,136	4.13%	450,823	10,102	4.45%
Non-interest-earning assets	32,057			32,961
Total assets	$470,845			$483,784

Interest-bearing liabilities:
NOW accounts	$90,981	$391	0.85%	$88,951	$505	1.13%
Savings accounts	49,454	87	0.35%	47,206	85	0.36%
Money market accounts	14,758	51	0.69%	13,236	60	0.90%
Time deposits	139,444	1,568	2.23%	144,849	1,833	2.51%
Borrowed money	90,324	1,631	3.58%	106,123	1,902	3.56%
Total interest-bearing liabilities	384,961	3,728	1.92%	400,365	4,385	2.17%
Non-interest-bearing demand deposits	37,474			36,143
Other non-interest-bearing liabilities	2,268			2,004
Capital accounts	46,142			45,272
Total liabilities and capital accounts	$470,845			$483,784

Net interest income		$5,408			$5,717
Interest rate spread			2.21%			2.27%
Net interest-earning assets	$53,827			$50,458
Net interest margin			2.44%			2.52%
Average earning assets to
average interest-bearing liabilities			113.98%			112.60%

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

	For the Three Months Ended December 31, 2011
	Compared to the Three Months Ended December 31, 2010
	Increase (Decrease) Due to
	(In thousands)
INTEREST INCOME	Rate	Volume	Net

Investment securities	$(162)	$(132)	$(294)
Loans	(222)	31	(191)
Other interest-earning assets	1	1	2
TOTAL INTEREST INCOME	(383)	(100)	(483)

INTEREST EXPENSE:

NOW accounts	(88)	34	(54)
Savings accounts	(1)	3	2
Money Market accounts	(21)	16	(5)
Time deposits	(114)	(39)	(153)
Borrowed money	118	(247)	(129)
TOTAL INTEREST EXPENSE	(106)	(233)	(339)
CHANGE IN NET INTEREST INCOME	$(277)	$133	$(144)

	For the Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010
	Increase (Decrease) Due to
	(In thousands)

INTEREST INCOME	Rate	Volume	Net

Investment securities	$(470)	$(177)	$(647)
Loans	(312)	(8)	(320)
Other interest-earning assets	2	(1)	1
TOTAL INTEREST INCOME	(780)	(186)	(966)

INTEREST EXPENSE:

NOW accounts	(146)	32	(114)
Savings accounts	(5)	7	2
Money Market accounts	(25)	16	(9)
Time deposits	(199)	(66)	(265)
Borrowed money	41	(312)	(271)
TOTAL INTEREST EXPENSE	(334)	(323)	(657)

CHANGE IN NET INTEREST INCOME	$(446)	$137	$(309)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at December 31, 2011 and June 30, 2011.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	December 31, 2011	June 30, 2011

Stable
+ 100	-1.81%	-1.25%
+ 200	-6.79%	-3.99%

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

Net Portfolio Value Simulation Analysis.  The Office of Thrift Supervision previously required the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provided all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model used a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis point increments.  However, given the current low level of market interest rates, we did not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points.  A basis point equals one-hundredth of one percent, and 200 basis points equals two percent, an increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.  The Office of Thrift Supervision provided us the results of the interest rate sensitivity model, which is based on information we provided to the Office of Thrift Supervision (and, after July 21, 2011, the Office of the Comptroller of the Currency) to estimate the sensitivity of our net portfolio value.  For periods after December 31, 2011, the Office of the Comptroller of the Currency will no longer provide NPV information to federal savings banks.

The tables below set forth, at September 30, 2011, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.  We do not believe that there has been a material change in our NPV position between September 30, 2011 and December 31, 2011.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)
+300	$36,702	$(8,835)	-19%	7.91%	-150
+200	$42,188	$(3,349)	-7%	8.92%	-49
+100	$44,735	$(802)	-2%	9.34%	-7
0	$45,537	$-	0%	9.41%	0
-100	$43,878	$(1,659)	-4%	9.04%	-37

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2011 of $81.5 million with unused borrowing capacity of $46.3 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of December 31, 2011, the ratio of wholesale borrowings to total assets was 17.4%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended December 31, 2011 and 2010, the Bank’s principal collections net of loan originations were $3.5 million and $670,000, respectively. Purchases of securities totaled $19.7 million and $63.0 million, for the six months ended December 31, 2011 and 2010, respectively.

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

Certificates of deposits totaled $137.2 million at December 31, 2011. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at December 31, 2011 and exceeded each of the applicable regulatory capital requirements at such date.
	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.16%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	16.63%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	15.38%

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

For the six months ended December 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC. (Registrant)

Date	February 14, 2012	/s/ Thomas A. Borner
Thomas A. Borner Chief Executive Officer

Date	February 14, 2012	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr. President, Chief Financial Officer and Treasurer