Form 10-Q
period 2012-03-31
PSB Holdings, Inc.
filed 2012-05-15
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

As of April 30, 2012, there were 6,528,863 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Table of Contents

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

PSB Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2012	2011
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$4,080	$7,915
Interest-bearing demand deposits with other banks	7,506	358
Total cash and cash equivalents	11,586	8,273
Securities available-for-sale, at fair value	53,298	58,009
Securities held-to-maturity (fair value of $101,311 as of March 31, 2012 and $115,962 as of June 30, 2011)	98,634	114,741
Federal Home Loan Bank stock, at cost	7,536	8,056
Loans held-for-sale	314	1,567
Loans	253,048	256,297
Less: Allowance for loan losses	(3,042)	(3,072)
Net loans	250,006	253,225
Premises and equipment	4,607	4,849
Accrued interest receivable	1,304	1,528
Other real estate owned	2,153	1,074
Goodwill	6,912	6,912
Other intangible assets	233	324
Bank owned life insurance	8,676	6,431
Other assets	6,401	7,510

Total assets	$451,660	$472,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$41,620	$36,814
Interest-bearing	297,984	296,959
Total deposits	339,604	333,773
Mortgagors’ escrow accounts	1,108	1,766
Federal Home Loan Bank advances	56,500	83,500
Securities sold under agreements to repurchase	4,012	4,244
Other liabilities	2,600	2,469
Total liabilities	403,824	425,752

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,528,863 shares outstanding at March 31, 2012 and June 30, 2011	694	694
Additional paid-in capital	30,601	30,594
Retained earnings	23,449	22,648
Accumulated other comprehensive loss	(1,096)	(1,267)
Unearned ESOP shares	(1,597)	(1,693)
Unearned stock awards	(2)	(16)
Treasury stock, at cost (414,262 shares at March 31, 2012 and June 30, 2011)	(4,213)	(4,213)
Total stockholders’ equity	47,836	46,747

Total liabilities and stockholders’ equity	$451,660	$472,499

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended

	March 31,		March 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Interest and dividend income:
Interest on loans	$3,181	$3,442	$9,797	$10,378
Interest and dividends on investments	1,161	1,415	3,680	4,581
Total interest and dividend income	4,342	4,857	13,477	14,959

Interest expense:
Deposits and escrow	911	1,154	3,008	3,637
Borrowed funds	653	883	2,284	2,785
Total interest expense	1,564	2,037	5,292	6,422
Net interest and dividend income	2,778	2,820	8,185	8,537

Provision for loan losses	190	218	791	660
Net interest and dividend income after provision
for loan losses	2,588	2,602	7,394	7,877

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(1,193)	(403)	(3,421)	(2,217)
Portion of losses recognized in other comprehensive loss/income	700	319	1,916	1,606
Net impairment losses recognized in earnings	(493)	(84)	(1,505)	(611)
Fees for services	427	497	1,404	1,560
Mortgage banking activities	40	9	71	122
Net commissions from brokerage service	35	36	99	112
Income from bank owned life insurance	81	65	245	205
Gain on sales of available-for-sale securities, net	-	-	235	254
Income from legal settlement	-	420	1,452	420
Other income	30	33	102	112
Total non-interest income	120	976	2,103	2,174

Non-interest expense:
Compensation and benefits	1,441	1,456	4,475	4,391
Occupancy and equipment	306	368	927	976
Data processing	136	190	629	589
LAN/WAN network expense	38	21	106	74
Advertising and marketing	62	38	212	159
OCC/OTS assessment	46	47	138	140
FDIC deposit insurance	158	225	452	633
Other real estate owned	14	66	80	117
Write-down of other real estate owned	-	-	15	95
Other non-interest expense	440	447	1,336	1,308
Total non-interest expense	2,641	2,858	8,370	8,482
Income before income tax expense	67	720	1,127	1,569

Income tax expense	31	190	275	370
NET INCOME	$36	$530	$852	$1,199

Earnings per common share
Basic	$0.01	$0.08	$0.13	$0.19
Diluted	$0.01	$0.08	$0.13	$0.19

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended March 31, 2012 and 2011
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders’ Equity
(dollars in thousands)

Balances at June 30, 2010	$694	$30,633	$21,550	$(2,776)	$(1,821)	$(212)	$(4,213)	$43,855

Comprehensive income:
Net income	-	-	1,199	-	-	-	-	1,199
Net change in unrealized holding losses on available-for-sale securities, net of reclassification adjustments and tax effects	-	-	-	1,650	-	-	-	1,650
Comprehensive income								2,849
Stock-based compensation	-	35	-	-	-	176	-	211

Balances at March 31, 2011	$694	$30,668	$22,749	$(1,126)	$(1,821)	$(36)	$(4,213)	$46,915

Balances at June 30, 2011	$694	$30,594	$22,648	$(1,267)	$(1,693)	$(16)	$(4,213)	$46,747

Comprehensive income:
Net income	-	-	852	-	-	-	-	852
Net change in unrealized holding losses on available-for-sale securities, net of reclassification adjustments and tax effects	-	-	-	171	-	-	-	171
Comprehensive income								1,023
ESOP shares committed to be released (9,585 shares)	-		(51)	-	96	-	-	45
Stock-based compensation	-	7	-	-	-	14	-	21

Balances at March 31, 2012	$694	$30,601	$23,449	$(1,096)	$(1,597)	$(2)	$(4,213)	$47,836

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months
	Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$852	$1,199
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	1,019	902
Gain on sales of available-for-sale securities, net	(235)	(254)
Impairment losses on securities	1,505	611
Net decrease in loans held-for-sale	1,253	956
(Accretion) amortization of deferred loan (fees) costs, net	(225)	99
Provision for loan losses	791	660
Gain on sale of other real estate owned	(18)	(50)
Write-down of other real estate owned	15	95
Depreciation and amortization	308	370
Amortization of core deposit intangible	91	112
Decrease in accrued interest receivable and other assets	1,261	2,066
Increase in cash surrender value of bank owned life insurance	(245)	(205)
Increase (decrease) in other liabilities	131	(202)
Amortization of ESOP expense	45	-
Stock-based compensation	21	211
Net cash provided by operating activities	6,569	6,570
Cash flows from investing activities
Purchase of available-for-sale securities	(5,457)	-
Proceeds from sales, calls, pay downs and maturities of available-for-sale securities	9,126	26,134
Purchase of held-to-maturity securities	(16,189)	(81,681)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	31,308	47,886
Redemption of Federal Home Loan Bank stock	520	-
Loan repayments net of originations	918	597
Purchase of bank owned life insurance	(2,000)	-
Recoveries of loans previously charged off	33	49
Proceeds from sale of other real estate owned	626	187
Capital expenditures, net - premises and equipment	(82)	(42)
Net cash provided by (used in) investing activities	18,803	(6,870)
Cash flows from financing activities
Net increase (decrease) in deposit accounts	5,831	(4,061)
Net decrease in mortgagors’ escrow accounts	(658)	(633)
Proceeds from Federal Home Loan Bank advances	2,000	10,000
Repayments of Federal Home Loans Bank advances	(29,000)	(22,000)
Net (decrease) increase in securities sold under agreements to repurchase	(232)	1,109
Net cash used in financing activities	(22,059)	(15,585)
Increase (decrease) in cash and cash equivalents	3,313	(15,885)
Cash and cash equivalents at beginning of year	8,273	23,291
Cash and cash equivalents at end of period	$11,586	$7,406
Supplemental disclosures
Cash paid during the period for:
Interest	$5,389	$6,460
Income taxes refunded	(433)	(864)
Loans transferred to other real estate owned	1,702	709

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

NOTE 3 – Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. This ASU was adopted on January 1, 2012 and did not have a significant impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use.  The guidance also requires disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed.  The amendments in this Update are to be applied prospectively, effective during interim and annual periods beginning after December 15, 2011.  This ASU was adopted on January 1, 2012 and did not have an impact on the Company’s condensed consolidated financial statements as the amendments relate only to changes in financial statement presentation.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12 to defer changes that relate to the presentation of reclassification adjustments but the other requirements of ASU 2011-05 remain in effect. This amendment will be effective for the Company for annual and interim periods beginning July 1,2012 and is not expected to have a significant impact on the Company’s condensed consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This amendment will be effective for the Company for annual and interim periods beginning July 1, 2012 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer/other.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; loan rating migration and national and local economic trends and conditions.  During the quarter ended March 31, 2012, the Company changed the allowance for loan loss calculation to add certain qualitative factors and amend loan segment characterization, resulting in a change in accounting estimate.  Qualitative factors were added for changes in lending practices and procedures, changes in the value of underlying collateral, changes in lending management and staff and changes in the quality of the loan review system.  In addition, loan segments within the allowance were amended to correspond to call report requirements.  These changes did not quantitatively impact the dollar amount of the allowance for loan losses at March 31, 2012, as changes relate only to qualitative assessments and methodology in how the allowance is calculated.

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

Specific component

The specific component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring (“TDR”) agreement.

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

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  All TDRs are initially classified as impaired.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and recorded $493,000 and $84,000 of other-than-temporary impairment charges through income during the three months ended March 31, 2012 and 2011, respectively and $1.5 million and $611,000 of other-than-temporary impairment charges through income during the nine months ended March 31, 2012 and 2011, respectively.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended March 31, 2012 and  2011:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net income	$36,000	$530,000	$852,000	$1,199,000

Average basic common shares	6,365,960	6,349,782	6,362,753	6,338,747
Dilutive effect of stock options (1)	-	-	-	-
Average diluted common shares	6,365,960	6,349,782	6,362,753	6,338,747

Basic EPS:	$0.01	$0.08	$0.13	$0.19
Diluted EPS:	$0.01	$0.08	$0.13	$0.19

(1) Options to purchase 222,921 shares for the three and nine months ended March 31, 2012 and 2011 were outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock.

NOTE 5 – Investment Securities

The carrying value and estimated market values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
March 31, 2012
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due in one year or less	$495	$11	$-	$506
From one through five years	3,500	5	-	3,505
	3,995	16	-	4,011

Corporate bonds and other securities:
After ten years	5,999	-	(1,613)	4,386

U.S. Government sponsored and guaranteed mortgage-backed securities:
Due in one year or less	1	-	-	1
From one through five years	511	30	-	541
From five through ten years	2,981	202	-	3,183
After ten years	20,716	1,183	(22)	21,877
	24,209	1,415	(22)	25,602

Non-agency mortgage-backed securities:
After ten years	10,755	8	(1,595)	9,168

Total debt securities	44,958	1,439	(3,230)	43,167

Equity securities:
Auction rate preferred stock	10,000	131	-	10,131

Total available-for-sale securities	$54,958	$1,570	$(3,230)	$53,298

Held-to-maturity:
U.S. government and government-sponsored securities:
From one through five years	$6,996	$29	$-	$7,025
From five through ten years	4,206	124	(28)	4,302
	11,202	153	(28)	11,327

U.S. Government sponsored and guaranteed mortgage-backed securities:
From five through ten years	7,263	129	-	7,392
After ten years	80,169	2,423	-	82,592
	87,432	2,552	-	89,984
Total held-to-maturity securities	$98,634	$2,705	$(28)	$101,311

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
June 30, 2011:
Available-for-sale:
Debt securities:
US government and agency obligations:
From one through five years	$630	$36	$-	$666

Corporate bonds and other obligations:
After ten years	5,998	-	(1,093)	4,905

Mortgage-backed securities	43,253	1,673	(2,888)	42,038

Equity securities:
Auction rate preferred stock	10,047	682	(329)	10,400

Total available-for-sale securities	$59,928	$2,391	$(4,310)	$58,009

June 30, 2011:
Held-to-maturity:
US government and agency obligations:
From one through five years	2,000	34	-	2,034
From five through ten years	11,234	51	(26)	11,259
After ten years	2,851	-	(15)	2,836
	16,085	85	(41)	16,129

Mortgage-backed securities
After ten years	98,656	1,221	(44)	99,833

Total held-to-maturity securities	$114,741	$1,306	$(85)	$115,962

There were no realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2012 and 2011.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  There were other-than-temporary impairment charges on available-for-sale securities of $493,000 and $84,000 during the three months ended March 31, 2012 and 2011, respectively.  The loss on write-downs of securities included total other-than-temporary impairment losses of $1.2 million and $403,000, net of $700,000 and $319,000 recognized in other comprehensive income/loss for the three months ended March 31, 2012 and 2011, respectively, before taxes.  There were gross gains of $235,000 and no gross losses realized on sales of available-for-sale securities for the nine months ended March 31, 2012 and $254,000 of gross gains and no gross losses for the nine months ended March 31, 2011.  There were other-than-temporary impairment charges on available-for-sale securities of $1.5 million during the nine months ended March 31, 2012 and $611,000 during the nine months ended March 31, 2011.  The loss on write-downs of securities included total other-than-temporary impairment losses of $3.4 million and $2.2 million, net of $1.9 million and $1.6 million recognized in other comprehensive income/loss for the nine months ended March 31, 2012 and 2011, respectively, before taxes.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

March 31, 2012:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
Debt securities:
Corporate bonds and other securities	$-	$-	$4,386	$(1,613)	$4,386	$(1,613)
U.S. Government sponsored and guaranteed mortgage-backed securities	1,917	(22)	-	-	1,917	(22)
Total temporarily impaired available-for-sale	1,917	(22)	4,386	(1,613)	6,303	(1,635)

Held-to-maturity:
U.S. Government and government-sponsored securities	3,248	(28)	-	-	3,248	(28)

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	7,211	(1,595)	7,211	(1,595)

Total temporarily-impaired and other-than-temporarily impaired securities	$5,165	$(50)	$11,597	$(3,208)	$16,762	$(3,258)

June 30, 2011:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
Debt securities:
U.S. Government and government-sponsored securities	$3,810	$(41)	$-	$-	$3,810	$(41)
Corporate bonds and other obligations	-	-	4,905	(1,093)	4,905	(1,093)
U.S. Government sponsored and guaranteed mortgage-backed securities	10,323	(44)	-	-	10,323	(44)
Equity securities	-	-	6,671	(329)	6,671	(329)
Total temporarily impaired available-for-sale	14,133	(85)	11,576	(1,422)	25,709	(1,507)

Other-than-temporarily impaired debt securities (1):
Mortgage-backed securities	4,567	(537)	7,155	(2,351)	11,722	(2,888)

Total temporarily-impaired and other-than-temporarily impaired securities	$18,700	$(622)	$18,731	$(3,773)	$37,431	$(4,395)

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2012 and June 30, 2011, there were 22 and 32 individual investment securities, respectively, with declines in fair value below the amortized cost basis of the security.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  The unrealized losses are primarily caused by (a) interest rate fluctuations, (b) recent decreases in profitability and near-term profit forecasts by industry analysts and (c) recent downgrades by industry analysts.  The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of investment.  While the companies’ credit ratings have decreased, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

For the quarter ended March 31, 2012, securities with other-than-temporary impairment losses related to credit loss that were recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands):
Balance as of June 30, 2010	$12,241
Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	1,065
Reductions for securities sold during the period	-

Balance as of June 30, 2011	13,306

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	1,505
Reductions for securities sold during the period	-

Balance as of March 31, 2012	$14,811

           Auction-rate trust preferred securities. At March 31, 2012, our auction-rate trust preferred securities (ARP) portfolio totaled $10.1 million, all of which were classified as available-for-sale.   Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At March 31, 2012, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

The turmoil in the financial markets caused the value of the underlying collateral preferred shares to decline. These declines in value are not considered other-than-temporary.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information as of March 31, 2012 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	05-21-12	05-25-12	05-16-12
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.592%	4.604%	4.677%
Dividends Current:	Yes	Yes	Yes

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011
	(in thousands)

Mortgage Loans:
Residential (1)	$199,285	$193,084
Commercial real estate	45,909	53,248
Residential construction	4,104	2,824
Commercial	3,563	7,356
Consumer and other	869	1,070

Total loans	253,730	257,582

Unadvanced construction loans	(1,098)	(1,476)
	252,632	256,106
Net deferred loan costs	416	191
Allowance for loan losses	(3,042)	(3,072)

Loans, net	$250,006	$253,225

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

The following table presents the Company’s loan segments by internally assigned grades at March 31, 2012:

	Residential	Commercial	Residential		Consumer
March 31, 2012	Real Estate	Real Estate	Construction	Commercial	and other	Total
(in thousands)
Grade:
Pass	$196,215	$32,131	$2,380	$2,872	$869	$234,467
Special Mention	340	2,015	450	561	-	3,366
Substandard	2,421	10,966	973	130	-	14,490
Doubtful	309	-	-	-	-	309
Loss	-	-	-	-	-	-
Total	$199,285	$45,112	$3,803	$3,563	$869	$252,632

The following table represents modifications that were deemed to be troubled debt restructures for the nine months ended March 31, 2012:

		Pre-Modifcation	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Real Estate:
Residential	6	$827	$828
Commercial	13	1,602	1,605
	19	$2,429	$2,433

The modification on one commercial loan provided a reduced rate for five years and the capitalization of real estate taxes.  A tax escrow account has also been established.  The other commercial loan modifications provided for reduced rates from six months to five years.  Management performs a discounted cash flow calculation to determine the valuation allowance required for each troubled debt restructure.  Residential loan modifications included restructurings that provided a reduced rate for five years, an extended amortization period with no change in rate, six months of interest-only payments along with a reduction in rate, an interest-only period of one year and a reduction in rate, substitution of collateral on a second mortgage, and the conversion a line of credit to an amortizing  fixed rate home equity loan.  Any reserve required is recorded through the provision for loan losses.

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	Number of	Recorded
	Contracts	Investment
(Dollars in thousands)
Real Estate:
Residential	2	$209
Commercial	1	223
Total	3	$432

The defaults on the commercial and residential troubled debt restructures were the result of the borrower’s delinquent loan payments during the period.  As of March 31, 2012 the commercial loan was greater than 90 days past due and on non-accrual.  One residential loan was 29 days past due but on nonaccrual and the other residential loan was charged off during the quarter ended March 31, 2012.  The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework

NOTE 7 – Non-performing Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At March 31,	At June 30,
	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Residential	$3,278	$1,752
Commercial real estate	4,800	4,635
Residential construction	674	-
Commercial	65	-
Total non-accrual loans	8,817	6,387

Accruing loans past due 90 days or more:
Residential	-	32
Total	-	32

Total non-performing loans	8,817	6,419

Other real estate owned	2,153	1,074
Other non-performing assets	-	46
Total non-performing assets	$10,970	$7,539

Total non-performing loans to total loans	3.49%	2.51%
Total non-performing assets to total assets	2.43	1.60

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

The following table sets forth information regarding past due loans at March 31, 2012 and June 30, 2011:

	30–59 Days	60–89 Days	90 days	Total
At March 31, 2012	Past Due	Past Due	or greater	Past Due
(in thousands)
Real Estate:
Residential	$1,131	$258	$1,266	$2,655
Commercial	-	280	1,029	1,309
Residential Construction	-	-	674	674
Commercial	-	-	65	65
Total	$1,131	$538	$3,034	$4,703

At June 30, 2011
(in thousands)
Real Estate:
Residential	$92	$247	$1,126	$1,465
Commercial	629	488	3,324	4,441
Residential Construction	-	-	-	-
Commercial	150	-	-	150
Total	$871	$735	$4,450	$6,056

The following is a summary of information pertaining to impaired loans at March 31, 2012 and June 30, 2011.

	At March 31, 2012			At June 30, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$1,728	$1,848	$-	$395	$393	$-
Commercial	2,541	2,770	-	2,625	2,623	-
Commercial	130	130	-	-	-	-
Consumer and other	24	24	-	51	51	-
Total impaired with no related allowance	4,423	4,772	-	3,071	3,067	-

Impaired loans with a valuation allowance:
Real Estate:
Residential	1,609	1,610	174	2,025	2,022	236
Commercial	5,083	5,159	411	5,472	5,470	686
Consumer and other	-	-	-	6	6	6
Total impaired with an allowance recorded	6,692	6,769	585	7,503	7,498	928

Total Impaired Loans:
Real Estate:
Residential	3,337	3,458	174	2,420	2,415	236
Commercial	7,624	7,929	411	8,097	8,093	686
Commercial	130	130	-	-	-	-
Consumer and other	24	24	-	57	57	6
Total impaired loans	$11,115	$11,541	$585	$10,574	$10,565	$928

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	March 31, 2012			March 31, 2011
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
(in thousands)
Real Estate:
Residential	$3,551	20	$7	$2,885	$10	$-
Commercial	7,473	51	22	7,272	53	11
Commercial	65	-	-	-	-	-
Consumer and other	38	1	-	32	1	-
Total impaired loans	$11,127	$72	$29	$10,189	$64	$11

	Nine months ended			Nine months ended
	March 31, 2012			March 31, 2011
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
(in thousands)
Real Estate:
Residential	$3,258	$47	$25	$2,552	$45	$9
Commercial	7,044	145	57	6,109	72	11
Commercial	33	4	5	53	-	-
Consumer and other	44	3	-	33	2	-
Total impaired loans	$10,379	$199	$87	$8,747	$119	$20

NOTE 8 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2012 and 2011 is as follows:

Three months ended
March 31, 2012	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,633	$1,253	$17	$82	$8	$88	$3,081
Charge-offs	(195)	(33)	-	-	(14)	-	(242)
Recoveries	2	-	-	3	8	-	13
Provision	109	66	23	(66)	8	50	190
Ending Balance	$1,549	$1,286	$40	$19	$10	$138	$3,042

Three months ended
March 31, 2011	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,371	$1,021	$8	$87	$38	$62	$2,587
Charge-offs	-	-	-	-	(14)	-	(14)
Recoveries	2	-	-	15	11	-	28
Provision	87	124	11	(12)	(29)	37	218
Ending Balance	$1,460	$1,145	$19	$90	$6	$99	$2,819

An analysis of the allowance for loan losses for the nine months ended March 31, 2012 and 2011 is as follows:

Nine months ended
March 31, 2012	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,520	$1,286	$28	$140	$11	$87	$3,072
Charge-offs	(301)	(509)	-	-	(44)	-	(854)
Recoveries	5	-	-	9	19	-	33
Provision	325	509	12	(130)	24	51	791
Ending Balance	$1,549	$1,286	$40	$19	$10	$138	$3,042

Nine months ended
March 31, 2011	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,332	$901	$10	$297	$43	$68	$2,651
Charge-offs	(207)	(63)	-	(212)	(59)	-	(541)
Recoveries	4	-	-	15	30	-	49
Provision	331	307	9	(10)	(8)	31	660
Ending Balance	$1,460	$1,145	$19	$90	$6	$99	$2,819

Further information pertaining to the allowance for loan losses at March 31, 2012 and June 30, 2011 is as follows:

At March 31, 2012	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$174	$411	$-	$-	$-	$-	$585

Amount of allowance for loan losses for loans collectively evaluated for impairment	$1,375	$875	$40	$19	$10	$138	$2,457

Loans:
Total loans	$199,285	$45,112	$3,803	$3,563	$828	$-	$252,591

Loans deemed to be impaired	$3,337	$7,624	$-	$130	$24	$-	$11,115

Loans collectively evaluated for impairment	$195,948	$37,488	$3,803	$3,433	$804	$-	$241,476

At June 30, 2011	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$236	$686	$-	$-	$6	$-	$928

Amount of allowance for loan losses for loans collectively evaluated for impairment	$1,284	$600	$28	$140	$2	$87	$2,141

Loans:
Total loans	$193,084	$52,686	$1,910	$7,356	$965	$-	$256,001

Loans deemed to be impaired	$2,415	$8,093	$-	$-	$57	$-	$10,565

Loans collectively evaluated for impairment	$190,669	$44,593	$1,910	$7,356	$908	$-	$245,436

NOTE 9 – Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).  The Company’s only component of other comprehensive income (loss) is the net unrealized gain (loss) on securities and is presented below with related tax effects.

	Nine Months Ended
	March 31,
	2012	2011
	(in thousands)

Net Income	$852	$1,199

Other comprehensive income
Net unrealized holding gains on available-for-sale securities	905	3,749

Reclassification adjustment for losses realized in income on available-for-sale securities	1,270	357
Non credit portion of other-than-temporary losses on available-for-sale securities	(1,916)	(1,606)

Other comprehensive income before tax	259	2,500
Income tax expense related to other comprehensive income	(88)	(850)
Other comprehensive income net of tax	171	1,650
Total comprehensive income	$1,023	$2,849

NOTE 10 – FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value for March 31, 2012.

The Company’s investment and mortgage-backed securities and other debt securities available-for-sale are generally classified within Level 2 of the fair value hierarchy.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based upon appraisals of similar properties obtained from a third party.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended March 31, 2012.

The following summarizes assets measured at fair value on a recurring basis at March 31, 2012 and June 30, 2011:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At March 31, 2012	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3

Securities available for sale:
U.S. government and government-sponsored securities	$4,011	$-	$4,011	$-
Corporate bonds and other securities	4,386	-	4,386	-
U.S. Government agency sponsored/guaranteed mortgage-backed securities	25,602	-	25,602	-
Non-agency mortgage-backed securities	9,168	-	9,168	-
Equity securities	10,131	-	-	10,131
Total	$53,298	$-	$43,167	$10,131

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2011	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and agency securities	$666	$-	$666	$-
Corporate securities	4,905	-	4,905	-
Mortgage-backed securities insured or guaranteed by U. S. Government enterprises	30,316	-	30,316	-
Non-agency mortgage-backed securities	11,722	-	11,722	-
Equity securities	10,400	-	-	10,400
Total	$58,009	$-	$47,609	$10,400

The table below represents the changes in level 3 assets measured at fair value for the mine months ended March 31, 2012.

(in thousands)
Beginning balance, July 1, 2011		$10,400
Total change in unrealized gains included in other comprehensive loss		(269)
Ending balance, March 31, 2012		$10,131

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the nine months ended March 31, 2012 and 2011.

		Quoted Prices in	Significant Other	Significant	Total Gains (Losses)	Total Gains (Losses)
		Active Markets for	Observable Inputs	Unobservable Inputs	for the three	for the nine
At March 31, 2012	Total Fair	Identical Assets			months ended	months ended
(in thousands)	Value	Level 1	Level 2	Level 3	March 31, 2012	March 31, 2012

Other real estate owned	363	$-	$-	363	(44)	(98)
Totals	$363	$-	$-	$363	$(44)	$(98)

		Quoted Prices in	Significant Other	Significant	Total Losses	Total Gains (Losses)
		Active Markets for	Observable Inputs	Unobservable Inputs	for the three	for the nine
At March 31, 2011	Total Fair	Identical Assets			months ended	months ended
(in thousands)	Value	Level 1	Level 2	Level 3	March 31, 2011	March 31, 2011

Impaired loans	$1,313	$-	$-	$1,313	$(114)	$27
Other real estate owned	289	-	-	289	-	(95)
Totals	$1,602	$-	$-	$1,602	$(114)	$(68)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2012 and 2011 or June 30, 2011.

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents.  The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Investment Securities and FHLBB Stock.  The fair value of securities to be held-to-maturity and available-for-sale is estimated based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  Ownership of Federal Home Loan Bank of Boston (“FHLBB”) stock is restricted to member banks; therefore, the stock is not traded.  The estimated fair value of FHLBB stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

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

Deposits and Mortgagors’ Escrow.  The fair value of deposits with no stated maturity and mortgagors’  escrow account, such as demand deposits, NOW, regular savings, and money market deposit accounts, is equal to the amount payable on demand.  The fair value estimates do not include the benefit that results from the generally lower cost of funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.  The fair value estimate of time deposits is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits having similar remaining maturities.

Federal Home Loan Bank Advances.  The fair values of the Company’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

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

Off-Balance Sheet Instruments.  The fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  In the case of the commitments discussed in Note 13, the fair value equals the carrying amounts which are not significant.

Summary of Fair Values of Financial Instruments.  The estimated fair values, and related carrying  amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as of March 31, 2012 and June 30, 2011:

	March 31,
	2012
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$11,586	$11,586	$-	$-	$11,586
Securities available-for-sale	53,298	-	43,167	10,131	53,298
Securities held-to-maturity	98,634	-	101,311	-	101,311
Federal Home Loan Bank stock	7,536	-	-	7,536	7,536
Loans and loans held-for-sale, net	250,320	-	-	256,203	256,203
Accrued interest receivable	1,304	-	-	1,304	1,304

Financial liabilities:
Deposits	339,604	-	-	340,036	340,036
Mortgagors’ escrow accounts	1,108	-	-	1,108	1,108
Securities sold under agreements to repurchase	4,012	-	4,276	-	4,276
Federal Home Loan Bank advances	56,500	-	60,223	-	60,223
Accrued interest payable	181	-	-	181	181

	June 30,
	2011
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$8,273	$8,273	$-	$-	$8,273
Securities available-for-sale	58,009	-	47,609	10,400	58,009
Securities held-to-maturity	114,741	-	115,962	-	115,962
Federal Home Loan Bank stock	8,056	-	-	8,056	8,056
Loans and loans held-for-sale, net	254,792	-	-	255,418	255,418
Accrued interest receivable	1,528	-	-	1,528	1,528

Financial liabilities:
Deposits	333,773	-	-	331,132	331,132
Mortgagors’ escrow accounts	1,766	-	-	1,766	1,766
Securities sold under agreements to repurchase	4,244	-	4,244	-	4,244
Federal Home Loan Bank advances	83,500	-	87,339	-	87,339
Accrued interest payable	278	-	-	278	278

NOTE 11 – Stock-Based Incentive Plan

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded in Unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.

NOTE 12 – Dividends

The Company did not declare a dividend during the nine months ended March 31, 2012 and 2011.

NOTE 13 – Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Condensed Consolidated Balance Sheets.

The contractual amounts of outstanding commitments were as follows:

	March 31,	June 30,
	2012	2011
	(in thousands)
Commitments to extend credit:
Loan commitments	$4,409	$2,966
Unadvanced construction loans	1,098	1,476
Unadvanced lines of credit	13,119	12,737
Standby letters of credit	782	782
Outstanding commitments	$19,408	$17,961

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at March 31, 2012 and June 30, 2011 and results of operations for the three and nine months ended March 31, 2012 and 2011, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2011 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 26, 2011.

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

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, primarily from fees and service charges.  Gains on sales of loans and securities and bank-owned life insurance income are added sources of non-interest income.  The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

During the quarters ended March 31, 2012 and 2011, the Company recorded non-cash OTTI charges of $493,000 and $84,000, respectively.  Both of these OTTI charges were taken on non-agency mortgage-backed securities.  The net interest margin increased from 2.56% for the quarter ended March 31, 2011 to 2.62% for the quarter ended March 31, 2012, as we experienced a $42,000 decrease in net interest and dividend income over the periods.  In addition, non-interest expense decreased $217,000 during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.  The provision for loan losses decreased $28,000 during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

During the nine months ended March 31, 2012 and 2011, the Company recorded non-cash OTTI charges of $1.5 million and $611,000, respectively.  Both of these OTTI charges were taken on non-agency mortgage-backed securities.  The Company also received $1.5 million in a legal settlement, which was a partial recovery of a previously written-down security, reflected in the Company’s results of operations during the nine months ended March 31, 2012.  The net interest margin decreased from 2.53% for the nine months ended March 31, 2011 to 2.51% for the nine months ended March 31, 2012, as we experienced a $352,000 decrease in net interest and dividend income over the periods.  In addition, non-interest expense decreased $112,000 during the nine months ended March 31, 2012 compared to the same period in the prior year.  The provision for loan losses increased $131,000 during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011.

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

Assets

Total assets decreased to $451.7 million at March 31, 2012 from $472.5 million at June 30, 2011.  Cash and cash equivalents increased $3.3 million and totaled $11.6 million or 2.6% of total assets.  Investments in available-for-sale securities decreased $4.7 million and totaled $53.3 million or 11.8% of total assets at March 31, 2012.  Investments in held-to-maturity securities decreased $16.1 million and totaled $98.6 million or 21.8% of total assets at March 31, 2012.  The decrease in investments was due to accumulating cash in order to payoff $25 million in FHLB advances this quarter.  Net loans decreased $3.2 million and totaled $250.0 million or 55.4% of total assets at March 31, 2012.  Included in other assets as of March 31, 2012 was $1.2 million in prepaid FDIC assessments.  Bank owned life insurance increased $2.2 million due to purchases of additional policies and totaled $8.7 million at March 31, 2012.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at March 31, 2012 and June 30, 2011.  For additional information, see “Comparison of Operating Results for the Three and Nine months ended March 31, 2012 and 2011 – Provision for loan losses.”

	March 31,	June 30,
	2012	2011
	(Dollars in thousands)

Allowance for loan losses	$3,042	$3,072
Gross loans outstanding	252,632	256,297
Non-performing loans	8,817	6,419

Allowance/gross loans outstanding	1.20%	1.20%
Allowance/non-performing loans	34.5%	47.9%

Liabilities

Total liabilities decreased to $403.8 million at March 31, 2012 from $425.8 million at June 30, 2011.  Total deposits increased to $339.6 million at March 31, 2012 from $333.8 million at June 30, 2011, an increase of $5.8 million or 1.8%.  Federal Home Loan Bank advances decreased to $56.5 million at March 31, 2012 from $83.5 million at June 30, 2011, a decrease of $27.0 million or 32.3%.  This decrease was primarily due to repaying $25 million in FHLB advances at a weighted-cost of 4.65%.  Cash flow from the investment portfolio was used to fund this repayment.  Securities sold under agreements to repurchase decreased to $4.0 million at March 31, 2012 from $4.2 million at June 30, 2011, a decrease of $232,000 or 5.5%.

Stockholders’ Equity

Stockholders’ equity increased to $47.8 million at March 31, 2012 from $46.7 million at June 30, 2011, primarily due to a $171,000 decrease in unrealized losses on available-for-sale securities net of tax recorded in accumulated other comprehensive loss and net income of $852,000 for the nine months ended March 31, 2012.

Comparison of Operating Results for the Three and Nine months ended March 31, 2012 and 2011

Net Income

Net income amounted to $36,000 or $.01 per basic and diluted share for the quarter ended March 31, 2012 compared to net income of $530,000 or $.08 per basic and diluted share for the quarter ended March 31, 2011. The decrease in net income was primarily due to securities write-downs and a decrease in net interest income of $42,000 to $2.78 million for the quarter ended March 31, 2012 compared to $2.82 million for the quarter ended March 31, 2011.  Other-than-temporarily impaired investment write-downs increased by $409,000 to $493,000 for the quarter ended March 31, 2012 compared to $84,000 for the quarter ended March 31, 2011.  The provision for loan loss decreased by $28,000 to $190,000 for the quarter ended March 31, 2012 compared to $218,000 for the quarter ended March 31, 2011.  Total non-interest expense decreased by $217,000 to $2.6 million for the quarter ended March 31, 2012 compared to $2.8 million for the quarter ended March 31, 2011.  Income tax expense was $31,000 for the quarter ended March 31, 2012 compared to $190,000 in income tax expense for the quarter ended March 31, 2011.

Net income amounted to $852,000 or $.13 per basic and diluted share for the nine months ended March 31, 2012 compared to net income of $1.2 million or $.19 per basic and diluted share for the nine months ended March 31, 2011. This was primarily due to an increase of $1.0 million received in a legal settlement regarding prior security losses during the nine months ended March 31, 2012.  Other-than-temporarily impaired investment write-downs increased by $894,000 to $1.5 million for the nine months ended March 31, 2012 compared to $611,000 for the nine months ended March 31, 2011.  The provision for loan loss increased by $131,000 to $791,000 for the nine months ended March 31, 2012 compared to $660,000 for the nine months ended March 31, 2011.  Net interest and dividend income decreased by $352,000 to $8.2 million for the nine months ended March 31, 2012 compared to $8.5 million for the nine months ended March 31, 2011.  Income tax expense decreased by $95,000 to $275,000 for the nine months ended March 31, 2012 compared to $370,000 for the nine months ended March 31, 2011.  Non-interest expense decreased $112,000 to $8.4 million for the nine months ended March 31, 2012 compared to $8.5 million for the nine months ended March 31, 2011.

Interest and Dividend Income

Interest and dividend income amounted to $4.3 million for the quarter ended March 31, 2012 compared to $4.9 million for the quarter ended March 31, 2011, a decrease of $515,000 or 10.6%.  This was primarily due to a decrease in yield on earning assets of 31 basis points to 4.10% for the quarter ended March 31, 2012 compared to 4.41% for the quarter ended March 31, 2011.  Average investment securities decreased $24.0 million to $162.0 million for the quarter ended March 31, 2012 compared to $186.0 million for the quarter ended March 31, 2011.  The yield on investment securities decreased 21 basis points to 2.87% for the quarter ended March 31, 2012 compared to 3.08% for the quarter ended March 31, 2011.  Average loans decreased by $1.6 million to $255.7 million for the quarter ended March 31, 2012 compared to $257.3 million for the quarter ended March 31, 2011.  The yield on loans decreased 43 basis points to 5.00% for the quarter ended March 31, 2012 compared to 5.43% for the quarter ended March 31, 2011.

Interest and dividend income amounted to $13.5 million for the nine months ended March 31, 2012 compared to $15.0 million for the nine months ended March 31, 2011, a decrease of $1.5 million or 9.9%.  This was primarily due to a decrease in yield on earning assets of 30 basis points to 4.13% for the nine months ended March 31, 2012 compared to 4.43% for the nine months ended March 31, 2011.  Average investment securities decreased $15.2 million to $171.1 million for the nine months ended March 31, 2012 compared to $186.3 million for the nine months ended March 31, 2011.  The yield on investment securities decreased 41 basis points to 2.86% for the nine months ended March 31, 2012 compared to 3.27% for the nine months ended March 31, 2011.  Average loans decreased by $716,000 to $256.2 million for the nine months ended March 31, 2012 compared to $256.9 million for the nine months ended March 31, 2011.  The yield on loans decreased 29 basis points to 5.09% for the nine months ended March 31, 2012 compared to 5.38% for the nine months ended March 31, 2011.

Interest Expense

Interest expense amounted to $1.6 million for the quarter ended March 31, 2012 compared to $2.0 million for the quarter ended March 31, 2011, a decrease of $473,000 or 23.2%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 38 basis points to 1.70% for the quarter ended March 31, 2012 from 2.08% for the quarter ended March 31, 2011.  The average rate on interest-bearing deposits decreased by 35 basis points to 1.24% for the quarter ended March 31, 2012 compared to 1.59% for the quarter ended March 31, 2011.  The average rate on borrowed money decreased by eight basis points to 3.47% for the quarter ended March 31, 2012 compared to 3.55% for the quarter ended March 31, 2011.

Interest expense amounted to $5.3 million for the nine months ended March 31, 2012 compared to $6.4 million for the quarter ended March 31, 2011, a decrease of $1.1 million or 17.6%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 29 basis points to 1.85% for the nine months ended March 31, 2012 from 2.14% for the nine months ended March 31, 2011.  The average rate on interest-bearing deposits decreased by 28 basis points to 1.36% for the nine months ended March 31, 2012 compared to 1.64% for the nine months ended March 31, 2011.  The average rate on borrowed money increased by one basis point to 3.56% for the nine months ended March 31, 2012 compared to 3.55% for the nine months ended March 31, 2011.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.78 million for the quarter ended March 31, 2012 compared to $2.82 million for the quarter ended March 31, 2011, a decrease of $42,000 or 1.5%.  Net interest rate spread increased by six basis points to 2.40% for the quarter ended March 31, 2012 from 2.34% for the quarter ended March 31, 2011.  Net interest margin increased six basis points to 2.62% from 2.56% when comparing the quarters ended March 31, 2012 and 2011, respectively.  Net interest-earning assets increased $5.8 million to $56.2 million for the quarter ended March 31, 2012 compared to $50.4 million for the quarter ended March 31, 2011.

Net interest and dividend income amounted to $8.2 million for the nine months ended March 31, 2012 compared to $8.5 million for the nine months ended March 31, 2011, a decrease of $352,000 or 4.1%.  Net interest rate spread decreased by one basis point to 2.28% for the nine months ended March 31, 2012 from 2.29% for the nine months ended March 31, 2011.  Net interest margin decreased two basis points to 2.51% from 2.53% when comparing the nine months ended March 31, 2012 and 2011, respectively.  Net interest-earning assets increased $4.2 million to $54.6 million for the nine months ended March 31, 2012 compared to $50.4 million for the nine months ended March 31, 2011.

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

Provision for Loan Losses

The provision for loan losses amounted to $190,000 for the quarter ended March 31, 2012 compared to $218,000 for the quarter ended March 31, 2011, a decrease of $28,000 or 12.8%.  The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain internal and external factors.  Among the factors management considers are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in non-performing loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of these factors.  The ratio of the allowance to gross loans outstanding was 1.20% as of March 31, 2012 and June 30, 2011.  Net charge-offs were $228,000 for the quarter ended March 31, 2012 compared to net recoveries of $14,000 for the quarter ended March 31, 2011.

The provision for loan losses amounted to $791,000 for the nine months ended March 31, 2012 compared to $660,000 for the nine months ended March 31, 2011, an increase of $131,000 or 19.8%. This is primarily due to increased allocations during the nine months ended March 31, 2012 for certain impaired loans.   Net charge-offs were $821,000 for the nine months ended March 31, 2012 compared to net charge-offs of $492,000 for the nine months ended March 31, 2011.  The ratio of the allowance to non-performing loans was 34.5% at March 31, 2012 compared to 47.9% at June 30, 2011.

Non-interest Income

Non-interest income totaled $120,000 for the quarter ended March 31, 2012 compared to $976,000 for the quarter ended March 31, 2011, a decrease of $856,000 or 87.7%.  The decrease was primarily due to an increase in other-than-temporary impairment charges on available-for-sale securities of $409,000 to $493,000 for the quarter ended March 31, 2012 compared to $84,000 for the quarter ended March 31, 2011.  The impairment charges for the three months ended March 31, 2012 and March 31, 2011 were the result of credit losses on non-agency mortgage-backed securities.  Service fees decreased by $70,000 or 14.1% to $427,000 for the quarter ended March 31, 2012 compared to $497,000 for the quarter ended March 31, 2011.   A $420,000 partial legal settlement on a previously written-down security was recognized during the quarter ended March 31, 2011.

Non-interest income totaled $2.1 million for the nine months ended March 31, 2012 compared to $2.2 million for the nine months ended March 31, 2011, a decrease of $71,000 or 3.3%.  The decrease was primarily due to an increase in other-than-temporary impairment charges on available-for-sale securities of $894,000 to $1.5 million for the nine months ended March 31, 2012 compared to $611,000 for the nine months ended March 31,2011.  The impairment charges for the nine months ended March 31, 2012 and March 31, 2011 were the result of credit losses on non-agency mortgage-backed securities.  Service fees decreased $156,000 or 10.0% to $1.4 million for the nine months ended March 31, 2012 compared to $1.6 million for the nine months ended March 31, 2011.  A $1.5 million legal settlement on a previously written-down security was recognized during the nine months ended March 31, 2012 compared to $420,000 during the nine months ended March 31, 2011.

Non-interest Expense

Non-interest expense amounted to $2.6 million for the quarter ended March 31, 2012 compared to $2.9 million for the quarter ended March 31, 2011, a decrease of $217,000 or 7.6%.  Compensation and benefits expense decreased $15,000 or 1.0%.  Occupancy and equipment expense decreased $62,000 or 16.8%.  All other non-interest expenses decreased $140,000 or 13.5% to $894,000 for the quarter ended March 31, 2012 compared to $1.0 million for the quarter ended March 31, 2011.

Non-interest expense amounted to $8.4 million for the nine months ended March 31, 2012 as compared to $8.5 million for the nine months ended March 31, 2011, a decrease of $112,000 or 1.3%.  Compensation and benefits expense increased $84,000 or 1.9%.  Occupancy and equipment expense decreased $49,000 or 5.0%.  All other non-interest expenses decreased $147,000 or 4.7%.

Provision for Income Taxes

Income tax expense amounted to $31,000 for the quarter ended March 31, 2012 compared to $190,000 for the quarter ended March 31, 2011. The effective tax rates were 46.3% and 26.4%, respectively.  The Company adjusted the tax provision during the current quarter to ensure the year-to-date provision was appropriate.  Income tax expense amounted to $275,000 for the nine months ended March 31, 2012 compared to $370,000 for the nine months ended March 31, 2011.  The effective tax rates were 24.4% and 23.6%, respectively.

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

	For the Three Months Ended March 31,
	2012			2011
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$162,048	$1,157	2.87%	$186,035	$1,414	3.08%
Loans	255,689	3,181	5.00%	257,284	3,442	5.43%
Other earning assets	8,357	4	0.19%	3,234	1	0.13%
Total interest-earnings assets	426,094	4,342	4.10%	446,553	4,857	4.41%
Non-interest-earning assets	31,653			32,414
Total assets	$457,747			$478,967

Interest-bearing liabilities:
NOW accounts	$92,263	$154	0.67%	$90,349	$223	1.00%
Savings accounts	51,500	44	0.34%	47,766	41	0.35%
Money market accounts	15,094	21	0.56%	14,066	27	0.78%
Time deposits	135,454	692	2.05%	143,003	863	2.45%
Borrowed money	75,604	653	3.47%	101,012	883	3.55%
Total interest-bearing liabilities	369,915	1,564	1.70%	396,196	2,037	2.08%
Non-interest-bearing demand deposits	38,963			34,327
Other non-interest-bearing liabilities	2,389			1,932
Capital accounts	46,480			46,512
Total liabilities and capital accounts	$457,747			$478,967

Net interest income		$2,778			$2,820
Interest rate spread			2.40%			2.33%
Net interest-earning assets	$56,179			$50,357
Net interest margin			2.62%			2.56%
Average earning assets to
average interest-bearing liabilities			115.19%			112.71%

	For the Nine Months Ended March 31,
	2012			2011
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$171,143	$3,672	2.86%	$186,358	$4,577	3.27%
Loans	256,151	9,797	5.09%	256,867	10,378	5.38%
Other earning assets	7,293	8	0.15%	6,195	4	0.09%
Total interest-earnings assets	434,587	13,477	4.13%	449,420	14,959	4.43%
Non-interest-earning assets	31,923			32,781
Total assets	$466,510			$482,201

Interest-bearing liabilities:
NOW accounts	$91,406	$545	0.79%	$89,410	$728	1.08%
Savings accounts	50,131	130	0.35%	47,390	125	0.35%
Money market accounts	14,869	73	0.65%	13,509	88	0.87%
Time deposits	138,123	2,260	2.18%	144,243	2,696	2.49%
Borrowed money	85,453	2,284	3.56%	104,444	2,785	3.55%
Total interest-bearing liabilities	379,982	5,292	1.85%	398,996	6,422	2.14%
Non-interest-bearing demand deposits	37,967			35,547
Other non-interest-bearing liabilities	2,308			1,979
Capital accounts	46,253			45,679
Total liabilities and capital accounts	$466,510			$482,201

Net interest income		$8,185			$8,537
Interest rate spread			2.28%			2.29%
Net interest-earning assets	$54,605			$50,424
Net interest margin			2.51%			2.53%
Average earning assets to
average interest-bearing liabilities			114.37%			112.64%

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

	For the Three Months Ended March 31, 2012
	Compared to the Three Months Ended March 31, 2011
	Increase (Decrease) Due to
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(89)	$(168)	$(257)
Loans	(242)	(19)	(261)
Other interest-earning assets	1	2	3
TOTAL INTEREST INCOME	(330)	(185)	(515)

INTEREST EXPENSE:

NOW accounts	(101)	32	(69)
Savings accounts	(3)	6	3
Money Market accounts	(17)	11	(6)
Time deposits	(129)	(42)	(171)
Borrowed money	(17)	(213)	(230)
TOTAL INTEREST EXPENSE	(267)	(206)	(473)
CHANGE IN NET INTEREST INCOME	$(63)	$21	$(42)

	For the Nine Months Ended March 31, 2012
	Compared to the Nine Months Ended March 31, 2011
	Increase (Decrease) Due to
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(551)	$(354)	$(905)
Loans	(553)	(28)	(581)
Other interest-earning assets	3	1	4
TOTAL INTEREST INCOME	(1,101)	(381)	(1,482)

INTEREST EXPENSE:

NOW accounts	(209)	26	(183)
Savings accounts	(3)	8	5
Money Market accounts	(27)	12	(15)
Time deposits	(326)	(110)	(436)
Borrowed money	7	(508)	(501)
TOTAL INTEREST EXPENSE	(558)	(572)	(1,130)

CHANGE IN NET INTEREST INCOME	$(543)	$191	$(352)

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

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.  We do not believe that there has been a material change in our NII position between December 31, 2011 and March 31, 2012.

Net Portfolio Value Simulation Analysis.  The Office of Thrift Supervision previously required the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provided all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model used a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis point increments.  However, given the current low level of market interest rates, we did not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points.  A basis point equals one-hundredth of one percent, and 200 basis points equals two percent, an increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.  The Office of Thrift Supervision provided us the results of the interest rate sensitivity model, which is based on information we provided to the Office of Thrift Supervision (and, after July 21, 2011, the Office of the Comptroller of the Currency) to estimate the sensitivity of our net portfolio value.  For periods after March 31, 2012, the Office of the Comptroller of the Currency will no longer provide NPV information to federal savings banks.

The tables below set forth, at December 31, 2011, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.  We do not believe that there has been a material change in our NPV position between December 31, 2011 and March 31, 2012.  Beginning with March 31, 2012, the Company will provide these reports based on information produced by an external consultant.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)
+300	$41,880	$(6,339)	-13%	8.94%	-99
+200	$46,396	$(1,823)	-4%	9.75%	-19
+100	$48,119	$(100)	0%	10.00%	6
0	$48,219	$-	0%	9.93%	0
-100	$45,095	$(3,125)	-6%	9.30%	-64

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of March 31, 2012 of $56.5 million with unused borrowing capacity of $62.6 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of March 31, 2012, the ratio of wholesale borrowings to total assets was 12.5%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended March 31, 2012 and 2011, the Bank’s principal collections net of loan originations were $919,000 and $597,000, respectively. Purchases of securities totaled $21.6 million and $81.7 million, for the nine months ended March 31, 2012 and 2011, respectively.

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

Certificates of deposits totaled $134.3 million at March 31, 2012. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at March 31, 2012 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.56%

Ratio of Total Risk Based Capital to risk-weighted assets	8%	16.84%

Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	16.91%

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

For the nine months ended March 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosures – Not Applicable.

Item 5.	Other Information
a.	Not applicable.

Item 6.	Exhibits

Exhibits
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC. (Registrant)

Date May 11, 2012	/s/ Thomas A. Borner
Thomas A. Borner
Chief Executive Officer

Date May 11, 2012	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
President, Chief Financial Officer and Treasurer