Form 10-K
period 2012-06-30
PSB Holdings, Inc.
filed 2012-09-28
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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
(1)  YES  ☒  NO  ☐
(2)  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES    ☒  NO

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 31, 2011 ($4.50) was $7.9 million.

As of August 31, 2012, there were 6,528,863 shares outstanding of the Registrant’s Common Stock, including 3,729,846 shares owned by Putnam Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2012 Annual Meeting of Stockholders (Parts II and III)

PSB HOLDINGS, INC.

FORM 10-K

PART I

ITEM 1.	Business

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

PSB Holdings, Inc.

PSB Holdings, Inc. is the federally chartered stock holding company of Putnam Bank, and owns 100% of the common stock of Putnam Bank. PSB Holdings, Inc. also owns investment securities valued at $1.2 million as of June 30, 2012. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501. As of June 30, 2012, 57.1% of the outstanding stock of PSB Holdings, Inc. was owned by Putnam Bancorp, MHC.

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

Putnam Bank

Putnam Bank was founded in 1862 as a state-chartered mutual savings bank. In October 2004, the Bank converted to a federally chartered stock savings bank in connection with the offering of common stock by PSB Holdings, Inc. The Bank is headquartered at 40 Main Street in Putnam, Connecticut and conducts substantially all of its business from eight full-service banking offices and one loan origination center. In addition, the Bank maintains a “Special Needs Limited Branch” and a “Limited Service (Mobile) Branch.” The telephone number at the Bank’s main office is (860) 928-6501.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2011, based on the FDIC’s annual Summary of Deposits Report (the most current data available), our market share of deposits represented 18.2% of deposits in Windham County and 1.6% in New London County.

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

Market Area

We operate in a primarily rural market area that has a stable population and household base.  We currently operate out of eight offices, which are located in Windham County and New London County, Connecticut.  According to SNL Financial, LC., from 2010 to 2011, the population of Windham County increased by 0.2%, while London County reflected relatively no change (0.0%).  At the same time, the population of the state of Connecticut increased by 0.1%, while the United States increased at a slightly higher rate of 0.6%.  During the same period, the growth in number of households in Windham and New London Counties, as well as on a statewide  basis, paralleled the relative nationwide population growth rate.  In 2011, per capita income for Windham County was $26,678 and the median household income was $54,234.  In the same year, per capita income for New London County was $31,615 and the median household income was $60,209.  These compare to per capita income levels for the state of Connecticut and the United States of $35,026 and $26,391 and median household income levels of $65,386 and $50,227, respectively.

Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east).  New London County is to the south of Windham County, located in the Southeastern corner of Connecticut.  Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts.

Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and government.  These three sectors comprise approximately 68% of the employment base in Windham County.  The same three sectors comprise an approximately higher 75% of the employment base in New London County; however, nearly 27% of the employment base is employed by the government sector.

Windham County’s June 2012 unemployment rate of 9.9% is higher than the New London County unemployment rate of 8.5%, which were both higher than the comparable Connecticut unemployment rate of 8.1%, and the national unemployment rate of 8.2%.  Notably, the unemployment rates for the United States, Connecticut, Windham County, and New London County for June 2012 have all decreased relative to their June 2011 unemployment rates of 9.1%, 8.9%, 10.6%, and 8.9%, respectively.  Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations.  Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland, as well as the Rhode Island and Massachusetts communities adjacent to Windham County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real estate. We retain most of the loans that we originate. However, we generally sell long-term fixed rate loans in the secondary market. When we sell loans, we generally retain the servicing rights for such loans. One- to four-family residential real estate mortgage loans (including home equity loans and lines of credit) represented $200.1 million, or 79.2%, of our loan portfolio at June 30, 2012. We also offer commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans (primarily secured by single-family properties) and consumer loans. At June 30, 2012, commercial real estate loans totaled $45.0 million, or 17.8% of our loan portfolio, commercial loans totaled $3.5 million, or 1.4% of our loan portfolio, residential construction mortgage loans totaled $3.0 million, or 1.2% of our loan portfolio and consumer loans, consisting primarily of automobile loans and secured personal loans, totaled $898,000, or 0.4% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at June 30, of each year indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
Residential (1)	$200,148	79.24%	$193,084	74.96%	$194,960	75.37%	$200,680	74.57%	$181,978	72.59%
Commercial real estate	45,032	17.83	53,248	20.67	54,398	21.03	56,500	20.99	55,406	22.10
Residential construction	3,044	1.20	2,824	1.10	1,338	0.52	1,887	0.70	3,223	1.29
Commercial	3,459	1.37	7,356	2.86	6,786	2.62	8,958	3.33	8,687	3.46
Consumer and other	898	0.36	1,070	0.41	1,177	0.46	1,097	0.41	1,394	0.56

Total loans	252,581	100.00%	257,582	100.00%	258,659	100.00%	269,122	100.00%	250,688	100.00%

Unadvanced construction loans	(1,559)		(1,476)		(1,521)		(2,929)		(6,522)
	251,022		256,106		257,138		266,193		244,166
Net deferred loan costs	463		191		285		324		320
Allowance for loan losses	(2,913)		(3,072)		(2,651)		(2,200)		(1,758)

Loans, net	$248,572		$253,225		$254,772		$264,317		$242,728

(1) Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of the Company’s loan portfolio at June 30, 2012. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates.  Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less.

	Residential (1)		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other Loans		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending After June 30, 2012
One year or less	$1,660	5.41%	$9,062	6.11%	$1,930	4.36%	$1,081	5.30%	$286	5.17%	$14,019	5.70%
More than one to five years	5,672	5.85%	10,844	6.25%	369	6.31%	2,125	6.12%	594	6.91%	19,604	6.14%
More than five years	192,816	4.60%	24,312	6.32%	-	0.00%	253	5.65%	18	6.00%	217,399	4.79%

Total	$200,148	4.64%	$44,218	6.26%	$2,299	4.67%	$3,459	5.83%	$898	6.34%	$251,022	4.95%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2012 that are contractually due after June 30, 2013.

	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
Residential (1)	$127,613	$70,875	$198,488
Commercial real estate	11,444	23,712	35,156
Residential construction	300	69	369
Commercial	1,390	988	2,378
Consumer and other	612	-	612

Total	$141,359	$95,644	$237,003

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

At June 30, 2012, the total amount of loans that had fixed interest rates was $150.4 million, and the total amount of loans that had floating or adjustable interest rates was $100.6 million.

Residential Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Windham and New London Counties, Connecticut. At June 30, 2012, $200.1 million, or 79.2% of our loan portfolio, consisted of one- to four-family residential mortgage loans. At June 30, 2012, our residential mortgage loans included $11.3 million of home equity loans and $11.3 million of home equity lines of credit. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate mortgage loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential mortgage loans are underwritten according to Fannie Mae policies and procedures. Fixed rate residential mortgage loans with terms of more than 15 years are generally sold in the secondary market, although bi-weekly fixed rate mortgage loans with terms of more than 15 years are generally retained in our portfolio. Bi-weekly mortgage loans are loans that require payments to be made every two weeks. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $39.3 million of fixed rate one- to four-family residential loans during the year ended June 30, 2012, of which $9.7 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $6.6 million of adjustable rate one- to four-family residential loans during the year ended June 30, 2012, of which $214,000 was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2012, $70.8 million, or 36.7%, of our one- to four-family residential loans had adjustable rates of interest.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2012, our largest residential mortgage loan had a principal balance of $698,000 and was secured by a residence located in our primary market area. At June 30, 2012, this loan was performing in accordance with its original terms.

At June 30, 2012, home equity loans and lines of credit totaled $22.6 million, or 11.3% of our residential mortgage loans and 9.0% of total loans. Additionally, at June 30, 2012, the unadvanced amounts of home equity lines of credit totaled $10.1 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 14.25%.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans.  These loans are generally secured by five unit or more apartment buildings, construction loans and loans on properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. We also offer real estate development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one- to four-family residential properties. At June 30, 2012, commercial mortgage loans totaled $45.0 million, which amounted to 17.8% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2012 was $5.9 million. Our commercial real estate loans may be made with terms of up to five years with 20 year amortization schedules and are offered with interest rates that are fixed or that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2012 was a $2.7 million loan secured by property located in our primary market area.  At June 30, 2012, this loan was performing in accordance with its original terms.

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

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2012, construction mortgage loans totaled $3.0 million, or 1.2%, of total loans.  At June 30, 2012, the unadvanced portion of these construction loans totaled $745,000.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the construction loan converts to a permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2012, our largest outstanding residential construction mortgage loan commitment was for $417,000, $38,000 of which was outstanding. This loan was performing according to its original terms at June 30, 2012. Construction loans to individuals are generally made on the same terms as our one- to four-family mortgage loans.

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

Commercial Loans. At June 30, 2012, we had $3.5 million in commercial business loans which amounted to 1.4% of total loans. We make such commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2012, our largest commercial loan was a $299,000 loan secured by business assets located in our primary market area. This loan was performing according to its original terms at June 30, 2012.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $898,000, or 0.4% of our total loan portfolio, at June 30, 2012.

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

At June 30, 2012, Putnam Bank was servicing loans sold in the amount of $30.5 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2012, we originated $48.7 million of fixed rate and adjustable rate one- to four-family loans, of which we retained $38.8 million. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2012, our regulatory limit on loans to one borrower was $5.9 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $3.2 million. The loans comprising this lending relationship were performing in accordance with their original terms as of June 30, 2012.

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

Loans Past Due and Non-performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans in which collectability is questionable and therefore interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status.  When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.    At June 30, 2012, the Company had non-performing loans of $8.4 million and a ratio of non-performing loans to total loans of 3.34%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of OREO is charged against earnings.  At June 30, 2012, the Company had OREO of $1.7 million.  Other real estate owned is included in non-performing assets.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of debt. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six months.

At June 30, 2012, the Company had total non-performing assets of $10.1 million, and a ratio of total non-performing assets to total assets of 2.23%.  At June 30, 2012, the Company had total non-performing assets and troubled debt restructurings of $13.5 million, and a ratio of total non-performing assets and troubled debt restructurings to total assets of 2.99%.

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

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans (1)	$3,985	$1,752	$1,425	$1,277	$-
Commercial real estate	3,975	4,635	4,164	5,073	982
Residential construction	424	-	-	-	-
Commercial	-	-	213	99	-
Total	8,384 (2)	6,387 (2)	5,802	6,449	982
Accruing loans past due 90 days or more:
Residential mortgage loans (1)	-	32	491	-	-
Commercial real estate	-	-	-	-	470
Total	-	32	491	-	470
Total non-performing loans	8,384	6,419	6,293	6,449	1,452
Other real estate owned	1,683	1,074	1,561	1,211	-
Other non-performing assets	-	46	46	46	-
Total non-performing assets	10,067	7,539	7,900	7,706	1,452
Troubled debt restructurings in compliance with restructured terms	3,443	4,644	930	259	-
Troubled debt restructurings and total non-performing assets	$13,510	$12,183	$8,830	$7,965	$1,452
Total non-performing loans to total loans	3.34%	2.51%	2.45%	2.42%	0.59
Total non-performing assets to total assets	2.23%	1.60%	1.61%	1.61%	0.29%
Total non-performing assets and troubled debt restructurings to total assets	2.99%	2.58%	1.80%	1.67%	0.29%

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
(2)
The gross interest income that would have been reported if the loans had performed in accordance with their original terms was $456,000 and $592,000 for the years ended June 30, 2012 and 2011, respectively. Actual income recognized in income was $201,000 and $202,000 for the years ended June 30, 2012 and 2011, respectively.

Total non-performing assets increased $2.6 million to $10.1 million at June 30, 2012 from $7.5 million at June 30, 2011. Non-performing assets as of June 30, 2012 consisted of $1.7 million in other real estate owned which reflects the repossession of a six-lot residential development project at a carrying value of $247,000, a single family home with a carrying value of $236,000, a commercial building at a carrying value of $166,000, five lots in a recreational park at a value of $338,000 and 202.5 acres of land carried at $696,000.  Also included in non-performing assets is $8.4 million in non-performing loans.  These loans consisted of 17 residential loans totaling $4.0 million, one residential construction loan totaling $424,000 and 25 commercial real estate loans totaling $4.0 million.  Non-performing assets as of June 30, 2011 consisted of $1.1 million in other real estate owned which reflects the repossession of a six-lot residential development project at a carrying value of $303,000, a single family home with a carrying value of $201,000, 34 acres of land carried at $110,000, a single family home at a carrying value of $142,000, one residential/commercial office space at a carrying value of $213,000 and a single family home with a carrying value of $105,000.  Also included in non-performing assets is $46,000 in Freddie Mac auction-rate trust preferred securities and $6.4 million in non-performing loans.  These loans consisted of ten residential loans totaling $1.8 million and 16 commercial real estate loans totaling $4.6 million.  Fourteen of these loans continue to be classified as non-performing as of June 30, 2012.

The Bank’s non-performing loans are a direct correlation to the weakened real estate climate.  Management is focused on working with borrowers and guarantors to resolve these trends by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short-term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal in our file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and loan review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged.  The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans.  In addition, in connection with a regularly scheduled Office of the Comptroller of the Currency (“OCC”) examination, the Holding Company and Bank developed and implemented a plan to reduce classified assets.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparisons of Operating Results for the Fiscal Years Ended June 30, 2012 and 2011.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At June 30, 2012
Residential (1)	2	$162	5	$940		7	$1,102
Commercial real estate	-	-	5	1,573		5	1,573
Residential construction	-	-	1	424		1	424
Total	2	$162	11	$2,937		13	$3,099

At June 30, 2011
Residential (1)	2	$247	5	$1,126		7	$1,373
Commercial real estate	4	488	8	3,324		12	3,812
Total	6	$735	13	$4,450		19	$5,185

At June 30, 2010
Residential (1)	6	$696	4	$491		10	$1,187
Total	6	$696	4	$491		10	$1,187

At June 30, 2009
Residential (1)	3	$581	-	$-		3	$581
Commercial real estate	4	2,024	-	-		4	2,024
Total	7	$2,605	-	$-		7	$2,605

At June 30, 2008
Commercial real estate	6	$1,289	11	$2,859		17	$4,148
Commercial	1	45	1	195		2	240
Total	7	$1,334	12	$3,054	(2)	19	$4,388

(1)	Residential mortgage loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.
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

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other potential problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss”, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at June 30, 2012 we had classified $14.0 million of our loans as substandard and $849,000 as doubtful. Of these loans, $7.8 million were considered non-performing and included in the table of non-performing assets.  At June 30, 2012, $2.7 million of our loans were designated as special mention, and none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Starting with March 31, 2012, we changed the loan categories to match those used in the call report.  We utilize a two-tier approach: (1) identification and establishment of specific loss allowances on impaired loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent or otherwise identified as impaired, we may establish a specific loan loss allowance based on a review of among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and delinquency trends. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on non-accrual commercial loans are applied first to principal. The allowance for loan losses as of June 30, 2012 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the OCC, as an integral part of their examination process, periodically reviews our allowance for loan losses. This agency may require that we recognize additions to the allowance based on its judgment of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$3,072	$2,651	$2,200	$1,758	$1,780
Provision for loan losses	1,152	915	1,049	967	51
Charge offs:
Residential (1)	(364)	(208)	(50)	(53)	-
Commercial real estate	(928)	(62)	(410)	(400)	-
Commercial	-	(212)	(49)	-	(27)
Consumer and other	(60)	(72)	(156)	(118)	(97)
Total charge-offs	(1,352)	(554)	(665)	(571)	(124)
Recoveries:
Residential (1)	7	6	4	1	-
Commercial real estate	-	-	-	-	10
Commercial	11	18	25	5	4
Consumer and other	23	36	38	40	37
Total recoveries	41	60	67	46	51
Net charge-offs	(1,311)	(494)	(598)	(525)	(73)
Balance at end of year	$2,913	$3,072	$2,651	$2,200	$1,758

Ratios:
Allowance for loan losses to non-performing loans at end of year	34.74%	47.86%	42.13%	34.11%	121.07%
Allowance for loan losses to total loans outstanding at the end of the year	1.16%	1.20%	1.03%	0.83%	0.72%
Net charge-offs to average loans outstanding	0.51%	0.19%	0.22%	0.20%	0.03%

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

	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)

At June 30, 2012
Residential mortgages (1)	$1,505	51.67%	80.43%
Commercial loans (2)	1,364	46.82	19.21
Consumer and other	37	1.27	0.36
Unallocated	7	0.24	-
Total allowance for loan losses	$2,913	100.00%	100.00%

At June 30, 2011
Residential mortgages (1)	$1,548	50.39%	76.05%
Commercial loans (2)	1,426	46.42	23.53
Consumer and other	11	0.36	0.42
Unallocated	87	2.83	-
Total allowance for loan losses	$3,072	100.00%	100.00%

At June 30, 2010
Residential mortgages (1)	$1,342	50.62%	75.89%
Commercial loans (2)	1,198	45.19	23.65
Consumer and other	43	1.62	0.46
Unallocated	68	2.57	-
Total allowance for loan losses	$2,651	100.00%	100.00%

At June 30, 2009
Residential mortgages (1)	$1,085	49.32%	75.27%
Commercial loans (2)	1,016	46.18	24.32
Consumer and other	11	0.50	0.41
Unallocated	88	4.00	-
Total allowance for loan losses	$2,200	100.00%	100.00%

At June 30, 2008
Residential mortgages (1)	$842	47.89%	73.88%
Commercial loans (2)	845	48.07	25.56
Consumer and other	15	0.85	0.56
Unallocated	56	3.19	-
Total allowance for loan losses	$1,758	100.01%	100.00%

(1)	Residential mortgage loans include one- to four-family mortgage loans, residential construction loans, home equity loans, and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial loans.

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors, some of which are not loan specific but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are generally evaluated individually along with other impaired loans, based primarily on the present value of expected future cash flows or the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans which are not individually evaluated are segregated by type, delinquency status or loan grade and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investment Activities

Putnam Bank’s Executive Committee is responsible for implementing Putnam Bank’s Investment Policy. The Investment Policy is reviewed annually and any changes to the policy are recommended to, and subject to, the approval of our Board of Directors. The Executive Committee is comprised of our Chairman, President, Executive Vice-President and one rotating director. Authority to make investments under the approved Investment Policy guidelines is delegated by the Executive Committee to appropriate officers. While general investment strategies are developed and authorized by the Asset/Liability Committee, the execution of specific actions rests with the Chief Executive Officer or Executive Vice-President who may act jointly or severally as Putnam Bank’s Investment Officer. The Investment Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Investment Officer is authorized to execute investment transactions (purchases and sales) up to $5 million per transaction without the prior approval of the Executive Committee and within the scope of the established investment policy. Each transaction in excess of established limits must receive prior approval of the Executive Committee.

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

The investment policy is consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings.  During the fiscal year ended June 30, 2012, the Company recognized other-than-temporary write-downs of $2.0 million on non-agency mortgage-backed securities.

U.S. Government and government-sponsored securities. At June 30, 2012, the Company’s U.S. Government and government-sponsored securities portfolio classified as available-for-sale totaled $459,000, or 0.3% of total securities. At June 30, 2012, the Company’s U.S. Government and government-sponsored securities portfolio classified as held-to-maturity totaled $9.2 million, or 6.0% of total securities.  While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Corporate Bonds. At June 30, 2012, the Company’s corporate bond portfolio totaled $4.7 million, or 3.1% of total securities, all of which was classified as available-for-sale. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated investment grade or better by a nationally recognized rating agency. If the bond rating goes below investment grade, then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our Board of Directors where a determination is made to hold or dispose of the investment.

Mortgage-Backed Securities. The Company purchases mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae. The Company also invests in collateralized mortgage obligations (CMOs or non-agency mortgage-backed securities), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae, or private issuers such as Washington Mutual and Countrywide Home Loans. All private issuer CMOs were rated AAA at time of purchase.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally U.S. government agencies and government-sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as Putnam Bank, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

CMOs are a type of non-agency mortgage-backed security issued by a special purpose entity that aggregates pools of mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest, with each class, or “tranche”, possessing different risk characteristics. A particular tranche of CMOs may, therefore, carry prepayment risk that differs from that of both the underlying collateral and other tranches. CMO tranches are purchased by the Company in an attempt to moderate reinvestment risk associated with mortgage-backed securities resulting from unexpected prepayment activities.

At June 30, 2012, mortgage-backed securities and CMOs classified as available for sale totaled $32.5 million, or 21.3% of total securities.  At June 30, 2012, mortgage-backed securities and CMOs classified as held to maturity totaled $96.0 million, or 63.0% of total securities.  At June 30, 2012, 65.9% of the mortgage-backed securities were backed by adjustable rate loans and 34.1% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 3.59% at June 30, 2012.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Marketable Equity Securities. At June 30, 2012, our equity securities portfolio totaled $9.6 million, or 6.3% of total securities, all of which were classified as available for sale.  At June 30, 2012, the portfolio consisted of auction-rate trust preferred securities (“ARP”).  Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At June 30, 2012, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies, generally other financial institutions (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the trust holding the preferred shares.

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

During 2009, the Company concluded that the market value of the underlying collateral preferred shares did not represent orderly transactions and adopted the use of a discounted cash flow model to determine if there was any other-than-temporary impairment of its investments in the ARPs.  The resulting discounted cash flow for each ARP classified as Level 3 showed no other-than-temporary impairment in the fair value of the securities.

On September 7, 2008, the U.S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks.  Putnam Bank owned $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008.  The book value of this investment was $46,000 as of June 30, 2011.  The Company took possession of the underlying preferred shares of this investment and sold them during the current fiscal year.  A gain on sale of $235,000 was recognized.

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	08-21-12	08-27-12	08-16-12
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.592%	4.714%	4.677%
Dividends Current:	Yes	Yes	Yes

The Bank’s entire auction rate preferred securities holdings as of June 30, 2012 had failed auctions for the past fiscal year.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated,

	At June 30,
	2012		2011		2010
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of total	Value	of total	Value	of total
	(Dollars in thousands)

Securities, available for sale:
U.S. Government and government-sponsored securities	$459	0.3%	$666	0.4%	$6,101	3.6%
Corporate bonds and other securities	4,654	3.1%	4,905	2.9%	4,368	2.6%
U.S. Government sponsored and guaranteed mortgage-backed securities	24,113	15.8%	30,316	17.5%	50,734	30.0%
Non-agency mortgage-backed securities	8,351	5.5%	11,722	6.8%	16,233	9.6%
Equity securities	9,636	6.3%	10,400	6.0%	8,457	5.0%
Total securities, available for sale	47,213	31.0%	58,009	33.6%	85,893	50.8%

Securities, held-to-maturity:
U.S. Government and government-sponsored securities	9,192	6.0%	16,085	9.3%	45,275	26.8%
U.S. Government sponsored and guaranteed mortgage-backed securities	96,003	63.0%	98,656	57.1%	37,974	22.4%
Total securities, held-to-maturity	105,195	69.0%	114,741	66.4%	83,249	49.2%

Total securities	$152,408	100.0%	$172,750	100.0%	$169,142	100.0%

At June 30, 2012, we had invested in $4.9 million in Merrill Lynch auction-rate securities and $8.4 million in non-agency mortgage-backed securities, and had no other investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2012, mortgage-backed securities with adjustable rates totaled $84.8 million.

	In One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Securities available for sale:
U.S. Government and government-sponsored securities	$459	$-	$-	$-	$459
Corporate debt securities	-	-	-	4,654	4,654
U.S. Government sponsored and guaranteed mortgage-backed securities	1	440	2,704	20,968	24,113
Non-agency mortgage-backed securities	-	-	-	8,351	8,351
Total debt securities	460	440	2,704	33,973	37,577
Equity securities	-	-	-	9,636	9,636

Total securities available for sale	460	440	2,704	43,609	47,213

Securities held to maturity:
U.S. Government and government-sponsored securities	-	5,996	3,196	-	9,192
U.S. Government sponsored and guaranteed mortgage-backed securities	-	-	6,767	89,236	96,003
Total securities held to maturity	-	5,996	9,963	89,236	105,195

Total securities	$460	$6,436	$12,667	$132,845	$152,408
Weighted average yield	5.27%	1.90%	2.64%	3.04%	2.96%

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2012, $134.5 million, or 39.3%, of our deposit accounts were certificates of deposit, of which $60.7 million had maturities of one year or less.

The following table sets forth the average distribution of total deposit accounts, by account type, for the years indicated.

	At June 30,
	2012			2011			2010
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand deposits	$38,948	11.66%	-%	$35,914	10.85%	-%	$35,279	10.99%	-%
NOW accounts	91,767	27.46	0.67	90,186	27.25	0.81	80,526	25.08	1.11
Regular savings	51,063	15.28	0.21	48,004	14.50	0.34	46,447	14.46	0.35
Money market accounts	15,117	4.52	0.48	13,517	4.09	0.68	11,036	3.44	0.88
Club accounts	196	0.06	0.15	199	0.06	0.30	237	0.07	0.30
	197,091	58.98	0.40	187,820	56.75	0.52	173,525	54.04	0.67
Certificates of deposit	137,054	41.02	1.96	143,158	43.25	2.34	147,599	45.96	2.58
Total	$334,145	100.00%	1.04%	$330,978	100.00%	1.31%	$321,124	100.00%	1.55%

As of June 30, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $62.4 million. The following table sets forth the maturity of those certificates as of June 30, 2012, in thousands.

Three months or less	$15,363
Over three through six months	4,702
Over six months through one year	7,926
Over one year through three years	23,127
Over three years	11,272
Total	$62,390

 Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston (“FHLB”), and securities sold under agreements to repurchase.  At June 30, 2012, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $58.2 million. At June 30, 2012, retail securities sold under agreements to repurchase were $3.7 million.  The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At and For The Year Ended
	June 30,
	2012	2011	2010
	(Dollars in thousands)

Maximum amount of advances outstanding
at any month end during the year:
FHLB advances	$83,500	$98,500	$120,500
Securities sold under agreements to repurchase with customers	12,236	11,651	15,179
Average advances outstanding during the year:
FHLB advances	72,692	93,799	106,473
Securities sold under agreements to repurchase with customers	6,303	7,671	9,154
Balance outstanding at end of year:
FHLB advances	53,500	83,500	100,500
Securities sold under agreements to repurchase with customers	3,653	4,244	5,896
Weighted average interest rate during the year:
FHLB advances	3.79%	3.84%	3.95%
Securities sold under agreements to repurchase with customers	0.21	0.28	1.03
Weighted average interest rate at end of year:
FHLB advances	3.47%	3.88%	3.89%
Securities sold under agreements to repurchase with customers	0.16	0.27	0.33

Subsidiary Activities

PSB Holdings Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2012, Windham North Properties, LLC, owned five such properties.  PSB Realty, LLC owns a parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate.  Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2012, we had 82 full-time employees and 40 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2012, Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2012, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At June 30, 2012, PSB Holdings, Inc. had $1.0 million of AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2012, Putnam Bank had $1.4 million in net operating loss carry forwards for federal income tax purposes.

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

Regulatory Agreement

On June 20, 2012, Putnam Bank entered into an agreement with the Office of Comptroller of the Currency (the “Agreement”).  As part of the Agreement, the Office of Comptroller of the Currency (required Putnam Bank to take a number of specific corrective actions, and required that Putnam Bank not undertake certain actions without obtaining prior approval of the Office of the Comptroller of the Currency.  The Agreement replaces a memorandum of understanding that Putnam Bank entered into with the Office of Thrift Supervision.

The actions and forbearances contained in the Agreement require Putnam Bank’s Board of Directors (the “Board”) to, among other matters:

●	Appoint a Compliance Committee of the Board to monitor compliance with the Agreement.

●
The Compliance Committee must prepare and submit to the full Board within 90 days from June 20, 2012, a report detailing the actions taken to comply with the requirements of the Agreement, and thereafter to provide quarterly progress reports.

●	The full Board must forward a copy of the progress report with any comments they may have to the Assistant Deputy Comptroller.

●	Develop a detailed three year business plan for Putnam Bank which must be forwarded to the Assistant Deputy Comptroller for a prior written determination of no supervisory objection.

●	Putnam Bank may not deviate from the business plan without receiving the prior written determination of no supervisory objection from the Assistant Deputy Comptroller.

●	Prepare and forward to the Assistant Deputy Comptroller a revised capital plan for Putnam Bank that is consistent with Putnam Bank’s business plan.

●	Following receipt of the Assistant Deputy Comptroller’s written determination of no supervisory objection, the Board shall adopt and Putnam Bank shall implement the capital plan.

●	Adopt and implement a written program to review Putnam Bank’s classified investment securities and reduce the levels of classified investments.

●	Develop and implement policies and procedures to identify and monitor investment securities with other than temporary impairment.

●	Develop and implement a program to improve loan portfolio management.

●	Establish a written loan review system to review on at least a quarterly basis Putnam Bank’s loan portfolio to assure the timely identification and categorization of problem loans.

●	Prior to adoption the written loan system and any future changes must be provided to the Assistant Deputy Comptroller for a prior written determination of no supervisory objection.

●	Adopt, implement and adhere to written policies and procedures for maintaining an adequate allowance for loan and lease losses.

●	Establish a written program eliminating the basis of criticism of assets criticized by the Office of the Comptroller of the Currency or by any internal or external loan review.

The Agreement also requires that the written programs referenced above be submitted to the Office of the Comptroller of the Currency within certain timeframes following June 20, 2012, the date Putnam Bank entered into the Agreement.  Management has reviewed its obligations under the Agreement and believes it will be able to fully comply with the terms of the Agreement.

Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, has changed the bank regulatory structure and the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required Putnam Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including mutual holding companies, like PSB Holdings, Inc. and Putnam Bancorp, Inc., in addition to bank holding companies that it already regulated.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of Dodd-Frank that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations issued thereunder. Under these laws and regulations, Putnam Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans certain types of debt securities and certain other assets. Putnam Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Putnam Bank, including real estate investment and securities and insurance brokerage.  The Dodd-Frank Act authorized depository institutions to, for the first time, pay interest on business checking accounts, effective July 21, 2011.

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

On June 6, 2012, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”).  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

At June 30, 2012, Putnam Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by certain readily marketable collateral, which does not include real estate. As of June 30, 2012, Putnam Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to regulatory enforcement action for a violation of law. At June 30, 2012, Putnam Bank satisfied this test.

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

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a regulatory notice at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

Such a notice or application may be disapproved if:

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by federal regulators, as well as other federal regulatory agencies and the Department of Justice. Putnam Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. PSB Holdings, Inc. is an affiliate of Putnam Bank. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of the Comptroller of the Currency is required and authorized to take supervisory actions against undercapitalized federal savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 4% leverage capital (3% for savings banks with a composite examination rating of 1);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

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

At June 30, 2012, Putnam Bank met the criteria for being considered “well-capitalized”.

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

The Dodd-Frank Act increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2012, the annualized FICO assessment was equal to 0.66 basis points of an institution’s total assets less tangible capital.

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

Federal Home Loan Bank System. Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Putnam Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in specified amounts. As of June 30, 2012, Putnam Bank was in compliance with this requirement.

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

Dividends and repurchases.  The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of PSB Holdings, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an additional impairment that is other-than-temporary, which could result in material losses to us.  These factors include, but are not limited to, continued failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair values of the trust preferred securities could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

We have been negatively affected by current local and national market and economic conditions.  A continuation or worsening of these conditions could adversely affect our operations, financial condition and earnings.

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment.  The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition and results of operations.  The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Our commercial and multifamily real estate loan customers have experienced increases in vacancy rates and declines in rental rates for both multifamily and commercial properties.  Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition and earnings.

Concentration of loans in our primary market area, which has recently experienced an economic downturn, may increase risk.

Our success depends primarily on the general economic conditions in the State of Connecticut, as nearly all of our loans are to customers in the state.  Accordingly, the local economic conditions in the State of Connecticut have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans.  As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans.  In addition, continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

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

Commercial real estate and commercial loans generally have more risk than residential mortgage loans.  Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.  Commercial real estate and commercial loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers.  A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business thereby increasing the risk of non-performing loans.  As our commercial real estate and commercial loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Our allowance for loan losses was 1.16% of total loans and 34.74% of non-performing loans at June 30, 2012. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Because we originate a significant number of mortgage loans secured by residential real estate, decreases in real estate values could adversely affect the value of property used as collateral for such loans.  At June 30, 2012, loans secured by real estate represented 98.3% of our total loans, substantially all of which are secured by properties located in Windham County.  Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.  As of June 30, 2012, the unemployment rate in Windham County, Connecticut was 9.9%, and the New London County unemployment rate was 8.5% compared to the national unemployment rate of 8.2% and the unemployment rate for Connecticut as a whole of 8.1%.

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

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time.  Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets.  This imbalance can create significant earnings volatility, because market interest rates change over time.  In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities.  In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers speed up prepayments of mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Market Risk, Liquidity and Capital resources.”

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

At June 30, 2012, our “rate shock” analysis prepared by our third party consultant indicates that our net portfolio value would decrease by $5.4 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk, Liquidity and Capital resources.”

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008.  Consequently, the average yield on our interest earning assets has decreased to 4.12% for the year ended June 30, 2012 from 4.99% for the year ended June 30, 2010.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets.  This has resulted in increases in net interest income in the short term.  However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease.  The Board of Governors of the Federal Reserve System has indicated its intention to continue to maintain low interest rates in the near future.  Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

The expiration of unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts may increase our costs and reduce our liquidity levels.

On December 31, 2012, unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts is scheduled to expire.  Unlimited insurance coverage does not apply to money market deposit accounts or negotiable order of withdrawal accounts.  The reduction in Federal Deposit Insurance Corporation insurance on other types of accounts to the standard $250,000 maximum amount may cause depositors to place such funds in fully insured interest-bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This may reduce our liquidity, or require us to pay higher interest rates to maintain our liquidity by retaining deposits.

If our investment in the common stock of the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired or as permanently impaired, earnings and stockholders’ equity could decrease.

We own stock of the Federal Home Loan Bank of Boston, which is part of the Federal Home Loan Bank system.  The Federal Home Loan Bank of Boston common stock is held to qualify for membership in the Federal Home Loan Bank of Boston and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance programs.  The aggregate cost of our Federal Home Loan Bank of Boston common stock as of June 30, 2012, was $7.5 million based on its par value.  There is no market for Federal Home Loan Bank of Boston common stock.

 Although the Federal Home Loan Bank of Boston is not reporting current operating difficulties, it is possible that the capital of the Federal Home Loan Bank system, including the Federal Home Loan Bank of Boston, could be substantially diminished.  This could occur with respect to an individual Federal Home Loan Bank due to the requirement that each Federal Home Loan Bank is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued through the Office of Finance, a joint office of the Federal Home Loan Banks, or due to the merger of a Federal Home Loan Bank experiencing operating difficulties into a stronger Federal Home Loan Bank.  Consequently, there continues to be a risk that our investment in Federal Home Loan Bank of Boston common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the impairment charge.

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

Current and future legislative regulatory proposals would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may limit the ability of lenders to foreclose on mortgage collateral.  If proposals such as these, or other proposals limiting Putnam Bank’s rights as a creditor, were to be implemented, we could experience increased credit losses on our loans and mortgage-backed securities, or increased expense in pursuing our remedies as a creditor.

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

We report certain assets, including securities available for sale, at fair value.  Generally, for securities that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value.  Because we carry these assets on our books at their estimated fair value, we may record losses even if the asset in question presents minimal credit risk.  Under current accounting requirements, elevated delinquencies, defaults, and estimated losses from the disposition of collateral in our non-agency mortgage-backed securities portfolio may require us to recognize additional other-than-temporary impairments in future periods with respect to our securities portfolio.  The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the asset and our estimate of the anticipated recovery period.

Further downgrades in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to us and the general economy that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt.  Instruments of this nature are key assets on the balance sheets of financial institutions, including Putnam Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to us, and could exacerbate the other risks to which we are subject.

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

 We conduct substantially all of our business through our main office, seven full service branch offices and one loan origination center.  We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”.  In 2002, we began Limited Service (Mobile) Branch activities.  The Limited Services (Mobile) Branch serves approximately eight locations in our primary market area consisting of schools and retirement facilities.  Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit taking, check cashing, notary and certificate of deposit renewal activities.  Set forth below is information on our office locations as of June 30, 2012.  The net book value of our premises, land and equipment was approximately $4.5 million at June 30, 2012.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property
				(In thousands)
Main Office:
40 Main Street	Owned	1974	14,938	$1,057
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased	2006	473	74
Putnam, Connecticut 06260

100 Averill Road	Owned	1981	2,487	432
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned	1993	2,452	319
Danielson, Connecticut 06239

11 Pratt Road	Owned	2000	2,162	318
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased	2005	2,600	35
Griswold, Connecticut 06351

2 Chapman Lane	Owned	2009	2,400	623
Gales Ferry, Connecticut 06335

40 High Street	Owned	2009	2,800	1,129
Norwich, Connecticut 06360

Loan Center:
50 Canal Street	Owned	2000	2,940	136
Putnam, Connecticut 06260

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	-		-	-
36 Vina Lane
Brooklyn, Connecticut 06234
Total				$4,123

(1)
Our personnel are at this location for approximately three hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2012, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “PSBH.” Putnam Bancorp, MHC owned 3,729,846 shares, or 57.1% of our outstanding common stock. The approximate number of holders of record of PSB Holdings, Inc.’s common stock as of August 31, 2012 was 453. Certain shares of PSB Holdings, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PSB Holdings, Inc.’s common stock for the periods ended June 30, 2012 and June 30, 2011. The following information with respect to trading prices was provided by the NASDAQ Global Market.

	High	Low	Dividends
Fiscal 2011
Quarter ended September 30, 2010	$4.89	$2.96	$-
Quarter ended December 31, 2010	4.15	3.27	-
Quarter ended March 31, 2011	5.75	4.15	-
Quarter ended June 30, 2011	5.85	4.83	-

Fiscal 2012
Quarter ended September 30, 2011	$5.49	$4.40	$-
Quarter ended December 31, 2011	4.97	4.12	-
Quarter ended March 31, 2012	4.98	4.50	-
Quarter ended June 30, 2012	4.80	4.18	-

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

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements.  The following is only a summary and you should read it in conjunction with the Company’s consolidated financial statements and notes thereto.  The information at June 30, 2012 and 2011 and for the fiscal years ended June 30, 2012 and 2011 is derived in part from the audited consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K.  The information at June 30, 2010, 2009 and 2008, for the fiscal years ended June 30, 2010, 2009 and 2008, is derived in part from audited consolidated financial statements that do not appear in this document.

	At June 30,
	2012	2011	2010	2009	2008
	(in thousands)

Selected Financial Condition Data:

Total assets	$452,343	$472,499	$489,359	$477,349	$494,499
Cash and cash equivalents	11,413	8,273	23,291	6,059	8,146
Securities available-for-sale, at fair value	47,213	58,009	85,893	164,888	212,083
Securities held-to-maturity, at cost	105,195	114,741	83,249	2,000	-
Loans receivable, net	248,572	253,225	254,772	264,317	242,728
Loans held-for-sale	776	1,567	1,470	1,200	675
Deposits	342,338	333,773	335,146	308,099	283,724
Borrowings	57,153	87,744	106,396	124,971	156,621
Total stockholders’ equity	48,135	46,747	43,855	39,896	49,437

	For the Year Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands)

Selected Operating Data:

Interest and dividend income	$17,738	$19,730	$22,462	$25,318	$27,205
Interest expense	6,655	8,370	10,125	12,726	15,229
Net interest income	11,083	11,360	12,337	12,592	11,976
Provision for loan losses	1,152	915	1,049	967	51
Net interest income after provision for loan losses	9,931	10,445	11,288	11,625	11,925
Non-interest income (charge)	2,279	2,503	1,983	(12,559)	3,193
Non-interest expense	10,945	11,313	11,700	10,807	10,945
Income (loss) before income taxes	1,265	1,635	1,571	(11,741)	4,173
Income tax expense (benefit)	215	537	309	(4,610)	1,105
Net income (loss)	$1,050	$1,098	$1,262	$(7,131)	$3,068

	June 30,
Selected Financial Ratios and Other Data:	2012	2011	2010	2009		2008

Performance Ratios:
Return on average assets	0.23%	0.23%	0.26%	(1.47	) %	0.63%
Return on average equity	2.25	2.38	2.93	(17.76)		5.95
Interest rate spread (1)	2.34	2.29	2.47	2.46		2.04
Net interest margin (2)	2.57	2.53	2.74	2.79		2.59
Non-interest expense to average assets	2.37	2.35	2.42	2.23		2.23
Efficiency ratio (3)	81.91	81.61	81.70	NA		72.15
Basic earnings (loss) per share	$0.16	$0.17	$0.20	$(1.14)		$0.49
Diluted earnings (loss) per share	$0.16	$0.17	$0.20	$(1.14)		$0.48
Average interest-earning assets to average interest-bearing liabilities	115.10%	113.11%	112.03%	112.01%		116.77%

Capital Ratios:
Equity to total assets at end of period	10.64%	9.89%	8.96%	8.36%		10.00%
Average equity to average assets	10.11	9.59	8.92	8.30		10.51
Total capital to risk-weighted assets	16.36	16.04	13.42	10.92		16.24
Tier 1 capital to risk-weighted assets	15.15	14.79	12.38	10.20		15.58
Tier 1 capital to adjusted tangible assets	8.24	7.68	6.91	6.62		8.34
Dividend payout ratio	0.00	0.00	0.20	(0.25)		0.63

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.16%	1.20%	1.03%	0.83%		0.72%
Allowance for loan losses as a percent of non-performing loans	34.74	47.86	42.13	34.11		121.07
Net charge-offs to average outstanding loans during the period	0.51	0.19	0.22	0.20		0.03
Non-performing loans as a percent of total loans	3.34	2.51	2.45	2.42		0.59
Non-performing assets as a percent of total assets	2.99	2.58	1.80	1.67		0.29

Other Data:
Number of full-service offices	7	7	7	6		6

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the years ended June 30, 2012 and 2011, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, primarily from fees and service charges. Gains on sales of loans and securities and cash surrender value of life insurance policies are added sources of non-interest income. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, other-than-temporary impairment of investment securities, valuation of deferred tax assets and goodwill.  Management has discussed the development, selection and application of these critical accounting policies with the Audit Committee of the Board of Directors.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change.  The allowance for loan losses has three components: general, specific and unallocated as further discussed below.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations, trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors. During the year ended June 30, 2012, the Company changed the allowance for loan loss calculation to add certain qualitative factors and amend loan segment characterization, resulting in a change in accounting estimate. Qualitative factors were added for changes in lending practices and procedures; changes in the value of underlying collateral; changes in lending management and staff; changes in the quality of the loan review system and the effects of other external factors.  In addition, loan segments within the allowance were amended to correspond to call report requirements. These changes did not quantitatively impact the dollar amount of the allowance for loan losses at June 30, 2012, as changes relate only to qualitative assessments and methodology in how the allowance is calculated.

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

Comparison of Financial Condition at June 30, 2012 and June 30, 2011

Assets. Total assets of the Company were $452.3 million at June 30, 2012, a decrease of $20.2 million or 4.3%, from $472.5 million at June 30, 2011.  Investments in available-for-sale securities decreased $10.8 million or 18.6%, to $47.2 million at June 30, 2012 compared to $58.0 million at June 30, 2011.  Investments in held-to-maturity securities decreased  $9.5 million or 8.3% to $105.2 million as of June 30, 2012 compared to $114.7 million as of June 30, 2011. The reduction in investments was used to fund the repayment of Federal Home Loan Bank borrowings.  Cash and cash equivalents increased $3.1 million or 38.0% to $11.4 million as of June 30, 2012 compared to $8.3 million as of June 30, 2011.  The increase in cash was primarily due to additional overnight monies deposited in interest-bearing accounts at the Federal Reserve Bank of Boston.  Net loans outstanding decreased $4.6 million or 1.8% to $248.6 million at June 30, 2012 from $253.2 million at June 30, 2011. The decrease in loans was primarily due to a decrease of $8.5 million in commercial real estate loans and $3.9 million in commercial loans. This was partially offset by an increase of $7.1 million in residential mortgage loans from June 30, 2011 to June 30, 2012.

Liabilities. Total liabilities decreased $21.5 million, or 5.1%, to $404.2 million at June 30, 2012 from $425.7 million at June 30, 2011, primarily due to a decrease in Federal Home Loan Bank advances of $30.0 million, or 35.9% to $53.5 million at June 30, 2012 from $83.5 million at June 30, 2011.   Total deposits increased $8.5 million, or 2.6%, to $342.3 million at June 30, 2012 from $333.8 million at June 30, 2011.

Stockholders’ Equity. Total stockholders’ equity increased $1.4 million, or 3.0% to $48.1 million at June 30, 2012 from $46.7 million at June 30, 2011. The increase was primarily due to net income of $1.05 million and a decrease of $254,000 in accumulated other comprehensive loss for the fiscal year ended June 30, 2012.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2012 and 2011

Net Income. Net income amounted to $1.05 million, or $0.16 per basic and diluted share for the fiscal year ended June 30, 2012 compared to net income of $1.10 million or $0.17 per basic and diluted share for the fiscal year ended June 30, 2011.

Interest and Dividend Income. Interest and dividend income decreased by $2.0 million, or 10.1%, to $17.7 million for the fiscal year ended June 30, 2012 from $19.7 million for the fiscal year ended June 30, 2011. The decrease in interest and dividend income resulted primarily from a 28 basis point decrease in the yield on average interest-earning assets to 4.12% for the fiscal year ended June 30, 2012 from 4.40% for the fiscal year ended June 30, 2011.  This decrease in yield is primarily due to the current low rate environment.  Interest income on loans decreased by $730,000, or 5.3%, to $13.0 million for the fiscal year ended June 30, 2012 from $13.7 million for the fiscal year ended June 30, 2011. Interest and dividend income on investment securities decreased $1.3 million, or 23.2%, to $4.3 million for the fiscal year ended June 30, 2012 from $5.6 million for the fiscal year ended June 30, 2011.  The yield on average investment securities decreased 41 basis points to 2.83% for the fiscal year ended June 30, 2012 from 3.24% for the fiscal year ended June 30, 2011.  Average interest-earning assets decreased $17.8 million to $430.7 million for the fiscal year ended June 30, 2012 from $448.5 million for the fiscal year ended June 30, 2011.  Average investment securities decreased $18.0 million, average loans decreased $1.1 million and average other earning assets increased $1.3 million from year to year.

Interest Expense. Interest expense decreased by $1.7 million, or 20.5%, to $6.7 million for the fiscal year ended June 30, 2012 from $8.4 million for the fiscal year ended June 30, 2011. The decrease in interest expense resulted primarily from a decrease in the cost of average interest-bearing liabilities which decreased by 33 basis points to 1.78% for the fiscal year ended June 30, 2012 as compared to 2.11% for the fiscal year ended June 30, 2011.  The cost of average interest-bearing deposits decreased 29 basis points to 1.32% for the fiscal year ended June 30, 2012 from 1.61% for the fiscal year ended June 30, 2011 and the cost of other borrowed money decreased seven basis points to 3.50% for the fiscal year ended June 30, 2012 from 3.57% for the fiscal year ended June 30, 2011.  This decrease in cost is primarily due to the current low rate environment.  Average interest-bearing deposits increased $133,000 to $295.2 million for the fiscal year ended June 30, 2012 from $295.1 million for the fiscal year ended June 30, 2011.  Average NOW accounts increased $1.6 million, average savings deposits increased $3.1 million and average time deposits decreased $6.1 million year over year.  Average borrowings decreased $22.5 million to $79.0 million for the fiscal year ended June 30, 2012 from $101.5 million for the fiscal year ended June 30, 2011.

Net Interest Income. Net interest income decreased $277,000, or 2.4%, to $11.1 million for the fiscal year ended June 30, 2012 from $11.4 million for the fiscal year ended June 30, 2011. The primary reason for the decrease in our net interest income was the change in rates for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011.

 Provision for Loan Losses.  The Company’s provision for loan losses increased $237,000, or 25.9% to $1.15 million for the fiscal year ended June 30, 2012 from $915,000 for the fiscal year ended June 30, 2011.  The higher provision for loan losses reflects the Bank’s non-performing loans, charge-offs and increases to our historical loan loss factors for commercial mortgage, residential construction and commercial loan portfolios due to adverse market conditions.  In addition, non-performing loans increased to $8.4 million at June 30, 2012 from $6.4 million at June 30, 2011.  The provisions established the allowance for loan losses at $2.9 million at June 30, 2012 compared to $3.1 million at June 30, 2011.  The ratio of the allowance to gross loans outstanding was 1.16% as of June 30, 2012 compared to 1.20% as of June 30, 2011, and the ratio of the allowance to non-performing loans was 34.74% as of June 30, 2012 compared to 47.86% as of June 30, 2011.  Decreases in and charge-offs of specific reserves on impaired loans is the primary reason for the decrease in the allowance for loan losses at June 30, 2012 compared to June 30, 2011.

Non-interest Income.   Non-interest income decreased $224,000, or 8.9%, to $2.3 million for the fiscal year ended June 30, 2012 compared to $2.5 million for the fiscal year ended June 30, 2011.  This was primarily due to increased other-than-temporary write-downs of investment securities of $899,000 to $2.0 million for the fiscal year ended June 30, 2012 compared to $1.1 million for the fiscal year ended June 30, 2011.  The write-downs for the fiscal years ended June 30, 2012 and 2011 consisted of credit losses on non-agency mortgage-backed securities.  This was partially offset by an increase in legal settlement on previously written-down securities of $1.0 million to $1.5 million for the fiscal year ended June 30, 2012 compared to $420,000 for the fiscal year ended June 30, 2011.  Fees for services decreased $216,000 to $1.8 million for the fiscal year ended June 30, 2012 compared to $2.0 million for the fiscal year ended June 30, 2011.

Non-interest Expense. Non-interest expense decreased by $368,000, or 3.3%, to $10.9 million for the fiscal year ended June 30, 2012 from $11.3 million for the fiscal year ended June 30, 2011. Salaries and employee benefits expense decreased by $83,000, or 1.4%, to $5.8 million for the fiscal year ended June 30, 2012 from $5.9 million for the fiscal year ended June 30, 2011.  Occupancy and equipment expense decreased by $42,000, or 3.2%, to $1.3 million for the fiscal year ended June 30, 2012 from $1.3 million for the fiscal year ended June 30, 2011.  All other non-interest expense, consisting primarily of data processing expense, FDIC deposit insurance, professional fees and marketing expense decreased by $243,000, or 5.9%, to $3.9 million for the fiscal year ended June 30, 2012 from $4.1 million for the fiscal year ended June 30, 2011. This was primarily due to decreases in data processing expense of $223,000 and FDIC deposit insurance of $168,000.  This was partially offset by increases in advertising and marketing of $57,000 and professional fees of $69,000 during the fiscal year ended June 30, 2012.

Provision for Income Taxes.  Income tax expense decreased by $322,000, or 60.0%, to $215,000 for the year ended June 30, 2012 from $537,000 for the year ended June 30, 2011.  The change can be attributed to non-taxable income from bank owned life insurance and dividends from investment securities, a 22.6% decrease in pre-tax income and changes in other temporary differences.  Our effective tax rate was 17.0% for the year ended June 30, 2012, compared to 32.8% for the year ended June 30, 2011.  The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	June 30,
	2012			2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Interest earning assets:
Investment securities	$168,419	$4,765	2.83%	$186,412	$6,032	3.24%	$169,043	$7,811	4.62%
Loans	255,645	12,964	5.07%	256,737	13,694	5.33%	265,142	14,641	5.52%
Other interest earning assets	6,647	9	0.14%	5,353	4	0.07%	15,606	10	0.06%
Total interest-earnings assets	430,711	17,738	4.12%	448,502	19,730	4.40%	449,791	22,462	4.99%
Non-interest-earning assets	31,520			32,209			32,813
Total assets	$462,231			$480,711			$482,604

Interest-bearing liabilities:
NOW accounts	$91,767	700	0.76%	$90,186	934	1.04%	$80,526	1,317	1.64%
Savings accounts	51,063	169	0.33%	48,004	168	0.35%	46,447	195	0.42%
Money market accounts	15,117	93	0.62%	13,517	111	0.82%	11,036	111	1.01%
Time deposits	137,250	2,927	2.13%	143,357	3,536	2.47%	147,836	4,200	2.84%
Borrowings	78,996	2,766	3.50%	101,469	3,621	3.57%	115,630	4,302	3.72%
Total interest-bearing liabilities	374,193	6,655	1.78%	396,533	8,370	2.11%	401,475	10,125	2.52%
Non-interest-bearing demand deposits	38,948			35,914			35,280
Other non-interest-bearing liabilities	2,364			2,162			2,782
Capital accounts	46,726			46,102			43,067
Total liabilities and capital accounts	$462,231			$480,711			$482,604

Net interest income		$11,083			$11,360			$12,337
Interest rate spread			2.34%			2.29%			2.47%
Net interest-earning assets	$56,518			$51,969			$48,316
Net interest margin			2.57%			2.53%			2.74%
Average earning assets to
average interest-bearing liabilities			115.10%			113.11%			112.03%

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

	Years ended June 30,			Years ended June 30,
	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
Interest-earning assets:	Rate	Volume	Net	Rate	Volume	Net
Interest and Dividend Income:	(in thousands)
Investment securities	$(717)	$(550)	$(1,267)	$(2,520)	$741	$(1,779)
Loans	(672)	(58)	(730)	(491)	(456)	(947)
Other interest-earning assets	4	1	5	1	(7)	(6)
Total interest-earning assets:	(1,385)	(607)	(1,992)	(3,010)	278	(2,732)

Interest-bearing liabilities
Interest Expense:
NOW accounts	(250)	16	(234)	(527)	144	(383)
Savings accounts	(9)	10	1	(33)	6	(27)
Money Market accounts	(30)	12	(18)	(22)	22	-
Time deposits	(463)	(146)	(609)	(540)	(124)	(664)
Borrowings	(67)	(788)	(855)	(170)	(511)	(681)
Total interest-bearing liabilities	(819)	(896)	(1,715)	(1,292)	(463)	(1,755)

Change in net interest income	$(566)	$289	$(277)	$(1,718)	$741	$(977)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at June 30, 2012 and June 30, 2011.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	June 30, 2012	June 30, 2011

Stable
+ 100	-0.56%	-1.25%
+ 200	-4.81%	-3.99%

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

Net Portfolio Value Simulation Analysis.  We compute the amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  Given the current low level of market interest rates, we do not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points.  A basis point equals one-hundredth of one percent, and 200 basis points equals two percent, an increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, at June 30, 2012, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$35,301	$(12,609)	-26.32%	8.41%	-220
+200	$42,474	$(5,436)	-11.35%	9.84%	-77
+100	$46,887	$(1,022)	-2.13%	10.60%	-1
0	$47,910	$-	0.00%	10.61%	0
-100	$48,585	$675	1.41%	10.60%	-1

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity and Capital Resources

The term “liquidity” refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2012 of $53.5 million with unused borrowing capacity of $60.6 million.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. The Bank’s net loan principal repayments net of originations were $1.8 million for the fiscal year ended June 30, 2012 and $282,000 for the fiscal year ended June 30, 2011.  Purchases of securities totaled $38.0 million and $93.7 million, for the years ended June 30, 2012 and 2011, respectively.

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

Certificates of deposit totaled $134.5 million at June 30, 2012. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

For the year ended June 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
  PSB Holdings, Inc.

We have audited the consolidated balance sheet of PSB Holdings, Inc. and Subsidiary (the “Company”) as of June 30, 2012, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of June 30, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts
September 26, 2012

The Board of Directors and Stockholders
PSB Holdings, Inc.
Putnam, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of PSB Holdings, Inc. and Subsidiary as of June 30, 2011 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PSB Holdings, Inc. and Subsidiary as of June 30, 2011, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
September 20, 2011

PSB Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2012 and 2011
(In thousands, except share data)

	2012	2011

ASSETS
Cash and due from depository institutions	$5,228	$7,915
Interest-bearing deposits with other banks	6,185	358
Cash and cash equivalents	11,413	8,273

Investments in available-for-sale securities (at fair value)	47,213	58,009
Investments in held-to-maturity securities (fair value of $108,336 as of June 30, 2012 and $115,962 as of June 30, 2011)	105,195	114,741
Federal Home Loan Bank stock, at cost	7,536	8,056
Loans held-for-sale	776	1,567
Loans	251,485	256,297
Allowance for loan losses	(2,913)	(3,072)
Net loans	248,572	253,225
Premises and equipment	4,526	4,849
Accrued interest receivable	1,158	1,528
Other real estate owned	1,683	1,074
Goodwill	6,912	6,912
Intangible assets	202	324
Bank-owned life insurance	8,759	6,431
Due from broker	2,000	-
Deferred tax asset	3,890	4,216
Other assets	2,508	3,294

Total assets	$452,343	$472,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$43,785	$36,814
Interest-bearing	298,553	296,959
Total deposits	342,338	333,773
Mortgagors’ escrow accounts	2,034	1,766
Federal Home Loan Bank advances	53,500	83,500
Securities sold under agreements to repurchase	3,653	4,244
Other liabilities	2,683	2,469
Total liabilities	404,208	425,752

Commitments and Contingencies (Notes 10 and 12)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,528,863 shares outstanding at June 30, 2012 and 2011	694	694
Additional paid-in capital	30,602	30,594
Retained earnings	23,630	22,648
Accumulated other comprehensive loss	(1,013)	(1,267)
Unearned ESOP shares	(1,565)	(1,693)
Unearned stock awards	-	(16)
Treasury stock, at cost (414,262 shares at June 30, 2012 and 2011)	(4,213)	(4,213)
Total stockholders’ equity	48,135	46,747

Total liabilities and stockholders’ equity	$452,343	$472,499

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended June 30, 2012 and 2011
(In thousands, except share data)

	2012	2011

Interest and dividend income:
Interest and fees on loans	$12,964	$13,694
Interest on debt securities	4,260	5,547
Dividends on marketable equity securities	473	473
Dividends on Federal Home Loan Bank stock	32	12
Other interest	9	4
Total interest and dividend income	17,738	19,730

Interest expense:
Interest on deposits	3,889	4,749
Interest on Federal Home Loan Bank advances	2,753	3,600
Interest on securities sold under agreements to repurchase	13	21
Total interest expense	6,655	8,370
Net interest and dividend income	11,083	11,360
Provision for loan losses	1,152	915
Net interest and dividend income after provision for loan losses	9,931	10,445

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(3,522)	(3,037)
Portion of losses recognized in other comprehensive loss/income	1,558	1,972
Net impairment losses recognized in earnings	(1,964)	(1,065)
Fees for services	1,836	2,052
Mortgage banking activities	149	138
Net commissions from brokerage services	116	134
Bank-owned life insurance income	328	407
Gain on sales and calls of available-for-sale securities, net	235	257
Income from legal settlement	1,452	420
Other income	127	160
Total non-interest income	2,279	2,503

Non-interest expense:
Compensation and benefits	5,766	5,849
Occupancy and equipment	1,291	1,333
Data processing	661	884
LAN/ WAN network expense	144	104
Advertising and marketing	278	221
OCC/ OTS assessments	184	187
Professional fees	396	327
Amortization of intangible asset	122	149
FDIC deposit insurance	605	773
Prepayment penalties on Federal Home Loan Bank advances	5	31
Other real estate owned	105	140
Write-down of other real estate owned	71	95
Other non-interest expense	1,317	1,220
Total non-interest expense	10,945	11,313

Income before income tax expense	1,265	1,635

Income tax expense	215	537

Net income	$1,050	$1,098

Earnings per common share:
Basic	$0.16	$0.17
Diluted	$0.16	$0.17
Weighted average common shares outstanding:
Basic	6,364,345	6,342,473
Diluted	6,364,345	6,342,473

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) (1)	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total
	(In thousands)

Balance at June 30, 2010	$694	$30,633	$21,550	$(2,776)	$(1,821)	$(212)	$(4,213)	$43,855

Comprehensive income:
Net income	-	-	1,098	-	-	-	-	1,098
Net change in unrealized holding losses on available-for-sale securities, net of reclassification adjustments and tax effects	-	-	-	1,509	-	-	-	1,509
Comprehensive income	-	-	-	-	-	-	-	2,607

ESOP shares released	-	(71)	-	-	128	-	-	57

Stock-based compensation expense	-	32	-	-	-	196	-	228

Balance at June 30, 2011	694	30,594	22,648	(1,267)	(1,693)	(16)	(4,213)	46,747

Comprehensive income:
Net income	-	-	1,050	-	-	-	-	1,050
Net change in unrealized holding losses on available-for-sale securities, net of reclassification adjustments and tax effects	-	-	-	254	-	-	-	254
Comprehensive income								1,304

ESOP shares released	-	-	(68)	-	128	-	-	60
Stock-based compensation expense	-	8	-	-	-	16	-	24

Balance at June 30, 2012	$694	$30,602	$23,630	$(1,013)	$(1,565)	$-	$(4,213)	$48,135

(1)   The June 30, 2012 and 2011 ending balances include $1,250,000 and $2,887,000, respectively, of pre-tax unrealized losses in which other-than-temporary impairment has been recognized.

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Concluded)

Years Ended June 30, 2012 and 2011

Reclassification disclosure for the years ended June 30:	2012	2011
	(In thousands)

Net unrealized holding (losses) gains on available-for-sale securities	(1,344)	1,475
Reclassification adjustment for losses realized in income on available-for-sale securities	1,729	811
Other comprehensive income before tax	385	2,286
Income tax expense related to other comprehensive income	(131)	(777)
Other comprehensive income, net of tax	$254	$1,509

At June 30, 2012, accumulated other comprehensive loss consist of $1,534,000 in net unrealized losses on securities available-for-sale, net of tax effects of $521,000.

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended June 30, 2012 and 2011

	2012	2011
	(In thousands)

Cash flows from operating activities:
Net income	$1,050	$1,098
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities, net	1,309	1,197
Gain on sales and calls of securities, net	(235)	(257)
Impairment losses on securities	1,964	1,065
Net decrease (increase) in loans held for sale	791	(97)
(Accretion) amortization of deferred loan (fees) costs, net	(75)	94
Provision for loan losses	1,152	915
Gain on sale of other real estate owned	(1)	(59)
Write-down of other real estate owned	71	95
Loss on disposal of equipment	5	7
Depreciation and amortization	464	512
Amortization of core deposit intangible	122	149
Decrease in accrued interest receivable and other assets	1,538	2,554
Increase in cash surrender value of bank owned life insurance	(328)	(407)
Increase in other liabilities	214	288
Deferred tax expense (benefit)	195	(187)
Amortization of ESOP expense	60	57
Stock-based compensation	24	120
Net cash provided by operating activities	8,320	7,144

Cash flows from investing activities:
Purchase of available-for-sale securities	(5,503)	-
Proceeds from sales, call, paydowns and maturities of available-for-sale securities	14,922	29,299
Purchase of held-to maturity securities	(32,483)	(93,692)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	38,753	61,066
Redemption of Federal Home Loan Bank stock	520	-
Loan repayments net of originations	1,825	282
Purchase of bank-owned life insurance	(2,000)	-
Recoveries of loans previously charged off	41	60
Proceeds from sale of other real estate owned	1,031	607
Proceeds from the surrender of bank-owned life insurance policy	-	167
Capital expenditures - premises and equipment	(528)	(65)
Net cash provided by (used in) investing activities	16,578	(2,276)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows (Concluded)

Years Ended June 30, 2012 and 2011

	2012	2011
	(In thousands)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	8,565	(1,373)
Net increase in mortgagors’ escrow accounts	268	139
Proceeds from Federal Home Loan Bank advances	3,830	10,000
Repayments of Federal Home Loan Bank advances	(33,830)	(27,000)
Net decrease in securities sold under agreements to repurchase	(591)	(1,652)
Net cash used in financing activities	(21,758)	(19,886)

Net increase (decrease) in cash and cash equivalents	3,140	(15,018)
Cash and cash equivalents at beginning of year	8,273	23,291

Cash and cash equivalents at end of year	$11,413	$8,273
Supplemental disclosures:
Interest paid	$6,768	$8,429
Income taxes refunded	(432)	(864)
Loans transferred to other real estate owned	1,710	709
Increase in due from broker	(2,000)	-
Deferred gain on sale of other real estate owned in other liabilities	-	(40)
Loans originated to finance sales of other real estate owned	233	513

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Notes to Financial Statements

Years Ended June 30, 2012 and 2011

1.             NATURE OF OPERATIONS

PSB Holdings, Inc. (the “Company”) is a federally chartered holding company formed on May 27, 2003 for the purpose of acquiring all of the common stock of Putnam Bank (the “Bank”) concurrent with the Bank’s reorganization from a mutual savings institution to the mutual holding company form of organization.  No shares were offered to the public as part of this reorganization.

On October 4, 2004, the Company completed a plan of stock issuance pursuant to which 44.5% of its common stock was sold to eligible depositors and the Putnam Savings Bank Employee Stock Ownership Plan (“ESOP”).  The Company issued a total of 6,943,125 shares.

3,729,846 shares, representing 53.72% of total shares issued, were issued to Putnam Bancorp MHC in exchange for its ownership of the bank.  The sole purpose of Putnam Bancorp MHC is to own a majority of the common stock of PSB Holdings, Inc.

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

The Bank is a federally chartered savings bank and provides a full range of banking services to individual and small business customers located primarily in Connecticut.  The Bank is subject to competition from other financial institutions throughout the region.  There are no concentrations of credit to borrowers that have similar economic characteristics.  The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change are the allowance for loan losses, other-than-temporary impairment of securities, the valuation of goodwill and the valuation of deferred tax assets.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Windham North, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions and interest-bearing deposits with other banks.

Cash and due from banks as of June 30, 2012 and 2011 includes $5,650,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank, target balances at Bankers Bank Northeast and for other purposes.

Cash is maintained in bank accounts which, at times may exceed insured limits.  The Company has not experienced any issues in such accounts and does not believe it is exposed to any significant credit risk on cash.

Securities

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method.  Gains or losses on sales of investment securities are computed on a specific identification basis.  All security transactions are recorded on the trade date.

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

Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets.  Unrealized holding gains and losses are not included in earnings or in other comprehensive income/loss.  They are disclosed in the notes to the consolidated financial statements.

Available-for-sale securities are carried at fair value on the consolidated balance sheets.  Unrealized holding gains and losses are not included in earnings but are included in other comprehensive income/loss, net of applicable taxes.

Trading securities are carried at fair value on the consolidated balance sheets.  Unrealized holding gains and losses for trading securities are included in earnings.  The Company held no securities classified as trading at June 30, 2012 and 2011.

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.  For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

Federal Home Loan Bank of Boston Stock, at Cost

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston.  Based on redemption provisions, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB of Boston may declare dividends on the stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the stock.  As of June 30, 2012, no impairment has been recognized.

Loans Held-For-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are provided for in a valuation allowance by charges to income.

Interest income on loans held-for-sale is accrued currently and classified as interest on loans.

Loans

The Company’s loan portfolio includes residential real estate, commercial real estate, residential construction, commercial and consumer/other segments.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Allowance for Loan Losses

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations, trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors.  During the year ended June 30, 2012, the Company changed the allowance for loan loss calculation to add certain qualitative factors and amend loan segment characterization, resulting in a change in accounting estimate.  Qualitative factors were added for changes in lending practices and procedures; changes in the value of underlying collateral; changes in lending management and staff; changes in the quality of the loan review system and the effects of other external factors.  In addition, loan segments within the allowance were amended to correspond to call report requirements.  These changes did not quantitatively impact the dollar amount of the allowance for loan losses at June 30, 2012, as changes relate only to qualitative assessments and methodology in how the allowance is calculated.

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

Residential construction – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer/other - Loans in this segment are generally secured and repayment is dependent on the credit quality of the individual borrower.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense.  Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets or term of lease if shorter.  Estimated lives are 5 to 40 years for buildings and premises, 3 to 20 years for furniture, fixtures and equipment and lease terms range from 1 to 25 years.  Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred.

Other Real Estate Owned

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures.  These properties are carried at the lower of cost or estimated fair value less estimated costs to sell.  Any write-down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses.  Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are charged to expense.

Goodwill

Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed.  Goodwill is not amortized but is reviewed for impairment annually or more frequently if circumstances warrant.  The goodwill impairment analysis is a two-step test.

The first step (“Step 1”) is used to identify potential impairment, and involves comparing the reporting unit’s (the consolidated Company, in our case) estimated fair value to its carrying amount, including goodwill.  If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired.  Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any.  The second step (“Step 2”) involves calculating the implied fair value of goodwill.  The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as of the impairment testing date).  If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists.  If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess.  An impairment loss cannot exceed the carrying amount of goodwill, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.  Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions related to goodwill impairment.  For the year ended June 30, 2012, the Company had no goodwill impairment.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value.  Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statement of income and are not subject to income taxes.

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and Cash Equivalents: The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Investment Securities and FHLB Stock: As of June 30, 2012, all fair value measurements on investment securities are obtained from a third party pricing source and are not adjusted by management. The fair value of securities to be held-to-maturity and available-for-sale is estimated based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  Ownership of FHLB of Boston stock is restricted to member banks; therefore, the stock is not traded.  The estimated fair value of FHLB of Boston stock is equal to its carrying value, which represents the price at which the FHLB of Boston is obligated to redeem its stock.

Loans, net: For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential real estate, commercial real estate, residential construction, commercial and consumer/other loans.  These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable).  Fair values were estimated for each component using assumptions developed by management and a valuation model provided by a third party specialist.

The fair values of residential real estate, commercial real estate, residential construction, commercial and consumer and other loans were estimated by discounting the anticipated cash flows from the respective portfolios.  Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments.  The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality.  The fair value of home equity lines of credit was based on the outstanding loan balances.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans held for sale: Loans held for sale are accounted for at the lower of cost or market and the fair value of loans held for sale are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Deposits and Mortgagors’ Escrow:  The fair value of deposits with no stated maturity such as demand deposits, NOW, regular savings, and money market deposit accounts, and mortgagors’ escrow accounts, is equal to the amount payable on demand.  The fair value estimates do not include the benefit that results from the generally lower cost of funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.  The fair value estimate of time deposits is based on the discounted value of contractual cash flows.  The discount rate is estimated using market rates currently offered for deposits having similar remaining maturities.

Federal Home Loan Bank Advances: The fair values of the Company’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Securities Sold Under Agreements to Repurchase: The Company enters into overnight repurchase agreements with its customers.  Since these agreements are short-term instruments, the fair value of these agreements approximates their recorded balance.  The fair value of these agreements are determined by discounting the anticipated future cash payments using rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Instruments: The fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  In the case of the commitments discussed in Note 12, the fair value equals the carrying amounts which are not significant.

Earnings per Share (EPS)

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per share have been computed based on the following:
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Year ended June 30, 2012:
Basic EPS:
Net income	$1,050,000
Net income and income allocated to common stockholders	1,050,000	6,364,345
Basic EPS			$0.16
Diluted EPS:
Effect of dilutive securities options		-

Diluted EPS	$1,050,000	6,364,345	$0.16

Year ended June 30, 2011:
Basic EPS:
Net income	$1,098,000
Dividends and undistributed earnings allocated to unvested shares	(2,000)
Net income and income allocated to common stockholders	1,096,000	6,342,473	$0.17
Effect of dilutive securities options and warrants		N/A
Diluted EPS:
Income attributable to common stockholders and assumed conversions	$1,096,000	6,342,473	$0.17

At June 30, 2012, options for 222,921 shares were not included in the computation of earnings per share as the effects were anti-dilutive.

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

Advertising

The Company directly expenses costs associated with advertising as they are incurred.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock.  Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

Employee Benefit Plans

The Company established an Employee Stock Ownership Plan (the ESOP) as part of its minority stock issuance on October 4, 2004.  The ESOP is accounted for in accordance with Accounting Standards Codification (“ASC”) 718-40, “Compensation - Stock Compensation - Employee Stock Ownership Plan.”  Under ASC 718-40, unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share.  Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company.  As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders’ equity is increased by a corresponding amount.  The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP and dividends payable on common stock held by ESOP over a period of 20 years.

As more fully described in Note 14, the Company has a stock-based incentive plan authorizing various types of incentive awards that may be granted to directors, officers and employees.  The Company accounts for the plan under ASC 718-10, “Compensation - Stock Compensation - Overall.”  In accordance with ASC 718-10, the Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  During the years ended June 30, 2012 and 2011, $24,000 and $121,000, respectively, in stock-based employee compensation was recognized.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”).  This update is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption.  The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this update.  In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses should be provided beginning in the period of adoption of this update.  This guidance was adopted by the Company as of July 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements.  This update removes from the assessment of effective control for repurchase agreements (1) the criterion used to assess effective control relating to the transferor’s ability to repurchase or redeem financial assets even in the event of a default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  This update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  This guidance was adopted by the Company as of January 1, 2012, and did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update clarifies and expands the disclosures pertaining to unobservable inputs in Level 3 fair value measurements.  The guidance also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed.  The amendments in this update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  This guidance was adopted by the Company as of January 1, 2012, and did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This update amends the disclosure requirements for the presentation of comprehensive income.  The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity.  Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements.  The changes, as modified by ASU 2011-12, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, although early application is permitted.  In December 2011, the FASB issued ASU 2011-12 to defer changes that relate to the presentation of reclassification adjustments but the other requirements of ASU 2011-05 remain in effect.  This amendment will be effective for the Company for annual and interim periods beginning July 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This update is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This amendment will be effective for the Company for annual and interim periods beginning July 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

3.             INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their fair values, by maturity, are as follows as of the dates indicated:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(In thousands)
June 30, 2012:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due within one year	$450	$9	$-	$459

Corporate bonds and other securities:
After ten years	5,998	-	(1,344)	4,654

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	1	-	-	1
From one through five years	416	24	-	440
From five through ten years	2,564	140	-	2,704
After ten years	19,717	1,265	(14)	20,968
	22,698	1,429	(14)	24,113
Non-agency mortgage-backed securities:
After ten years	9,601	-	(1,250)	8,351
Total debt securities	38,747	1,438	(2,608)	37,577

Equity securities:
Auction rate preferred	10,000	11	(375)	9,636

Total available-for-sale securities	$48,747	$1,449	$(2,983)	$47,213

June 30, 2011:

Available-for-sale:
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
	(In thousands)
June 30, 2012:

Held-to-maturity:
U.S. Government and government-sponsored securities:
From one through five years	$5,996	$34	$-	$6,030
From five through ten years	3,196	149	(7)	3,338
	9,192	183	(7)	9,368

U.S. Government-sponsored and guaranteed mortgage-backed securities:
From five through ten years	6,767	192	-	6,959
After ten years	89,236	2,783	(10)	92,009
	96,003	2,975	(10)	98,968

Total held to maturity securities	$105,195	$3,158	$(17)	$108,336

June 30, 2011:

Held-to-maturity:
U.S. Government and government-sponsored securities:
From one through five years	$2,000	$34	$-	$2,034
From five through ten years	11,234	51	(26)	11,259
After ten years	2,851	-	(15)	2,836
	16,085	85	(41)	16,129

Mortgage-backed securities	98,656	1,221	(44)	99,833

Total held to maturity securities	$114,741	$1,306	$(85)	$115,962

Proceeds from sales of available-for-sale securities during the year ended June 30, 2012 amounted to $328,000.  Gross realized gains and gross realized losses on those sales amounted to $235,000 and $0, respectively.  Proceeds from sales of available-for-sale securities during the year ended June 30, 2011 amounted to $6,636,000.  Gross realized gains and gross realized losses on those sales amounted to $254,000 and $0, respectively.

During the years ended June 30, 2012 and 2011, the Company received a legal settlement on securities previously written-down due to OTTI in the amounts of $1,452,000 and $420,000, respectively.

The aggregate amortized cost basis and fair value of securities of non-government issuers which exceeded 10% of stockholders’ equity were as follows as of June 30, 2012:

	Amortized	Fair
Issuer	Cost	Value
	(In thousands)

Merrill Lynch Auction Rate Pass Thru	$5,000	$4,868

As of June 30, 2012, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, borrowings and repurchase agreements was $69,965,000.  As of June 30, 2011, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, and repurchase agreements was $35,841,000.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
June 30, 2012:

Available-for-sale:
Debt securities:
Corporate bonds and other securities	$-	$-	$4,654	$1,344	$4,654	$1,344
U.S. Government sponsored and guaranteed mortgage-backed securities	1,826	14	-	-	1,826	14
Equity securities	7,625	375	-	-	7,625	375
Total temporarily impaired securities	9,451	389	4,654	1,344	14,105	1,733

Held-to-maturity:
U.S. Government and government-sponsored securities	2,257	7	-	-	2,257	7
U.S. Government-sponsored and guaranteed mortgage-backed securities	10,141	10	-	-	10,141	10
Total temporarily impaired held-to-maturity	12,398	17	-	-	12,398	17

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	1,767	21	6,512	1,229	8,279	1,250
Total temporarily impaired and other-than-temporarily impaired securities	$23,616	$427	$11,166	$2,573	$34,782	$3,000

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
June 30, 2011:

U.S. Government and agency securities	$3,810	$41	$-	$-	$3,810	$41
Corporate bonds and other obligations	-	-	4,905	1,093	4,905	1,093
Mortgage-backed securities	10,323	45	-	-	10,323	45
Equity securities	-	-	6,671	329	6,671	329

Total temporarily impaired securities	14,133	86	11,576	1,422	25,709	1,508

Other-than-temporarily impaired debt securities: (1)
Mortgage-backed securities	4,567	537	7,155	2,350	11,722	2,887
Total temporarily impaired and other-than-temporarily impaired securities	$18,700	$623	$18,731	$3,772	$37,431	$4,395

(1) Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

At June 30, 2012, the Company had seven U.S. government-sponsored and guaranteed securities with an unrealized loss.  The unrealized losses were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the Company had five corporate bonds and other securities with an unrealized loss.  These unrealized losses relate to investments in companies within the financial services sector.  The unrealized losses are primarily caused by (a) interest rate fluctuations, (b) recent decreases in profitability and near-term profit forecasts by industry analysts and (c) recent downgrades by industry analysts.  The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of investment.  While the companies’ credit ratings have decreased, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

For the years ended June 30, 2012, securities with other-than-temporary impairment losses related to credit loss that were recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, the credit component of the other-than-temporary impairment losses is recognized in earnings while the non-credit component is recognized in other comprehensive income/loss, net of related taxes.

The following table summarizes other-than-temporary impairment losses on securities for the years ended:

	Equity Securities	Corporate Securities	Non-Agency Mortgage- Backed Securities	Total
	(In Thousands)
June 30, 2012:
Total other-than-temporary impairment losses	$-	$-	$3,522	$3,522
Less: unrealized other-than-temporary losses recognized in accumulated other comprehensive income/loss (1)	-	-	1,558	1,558

Net impairment losses recognized in earnings (2)	$-	$-	$1,964	$1,964

June 30, 2011
Total other-than-temporary impairment losses	$-	$-	$3,037	$3,037
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	-	1,972	1,972

Net impairment losses recognized in earnings (2)	$-	$-	$1,065	$1,065

(1) Represents the non-credit component of the other-than-temporary impairment.

(2) Represents the credit component of the other-than-temporary impairment.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive loss for the year end June 30, 2012 and 2011 is as follows:

Balance as of June 30, 2010	$12,242

Credit losses on securities for which other-than-temporary impairment was not previously recorded	3
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	1,062
Reductions for securities sold during the period	-

Balance as of June 30, 2011	13,307

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	1,964
Reductions for securities sold during the period	-

Balance as of June 30, 2012	$15,271

Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2012:

	Weighted	Range
	Average	Minimum	Maximum

Prepayment rates	18.2%	0.0%	31.1%
Default rates	21.5%	5.6%	32.8%
Loss severity	33.0%	10.0%	37.9%

At June 30, 2012 and 2011, the auction-rate trust preferred securities (ARP) portfolio totaled $9,636,000 and $10,400,000 respectively, all of which were classified as available-for-sale.  At June 30, 2012, two ARP’s were in an unrealized loss position.  Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  Our investments in auction-rate trust preferred securities consist of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

The turmoil in the financial markets caused the value of the underlying collateral preferred shares to decline.  These declines in value are not considered other-than-temporary at June 30, 2012 and 2011.

4.            LOANS

Loans consisted of the following as of June 30:

	2012	2011
	(Dollars in thousands)
Mortgage loans:
Residential	$200,148	$193,084
Commercial real estate	45,032	53,248
Residential construction	3,044	2,824
Commercial	3,459	7,356
Consumer and other	898	1,070

Total loans	252,581	257,582

Unadvanced construction loans	(1,559)	(1,476)
	251,022	256,106

Net deferred loan costs	463	191
Allowance for loan losses	(2,913)	(3,072)

Loans, net	$248,572	$253,225

Weighted average yield	4.95%	5.33%

The Company’s lending is conducted principally in Eastern Connecticut.  The Company’s loan portfolio includes both adjustable and fixed rate loans.  The composition of the Company’s loan portfolio, by maturity, at June 30, 2012 and 2011 was as follows:

	2012	2011
	(In thousands)
Fixed rate:
Term to maturity
One month through one year	$9,275	$8,701
One year through three years	6,344	12,800
Three years through five years	7,785	8,905
Five years through ten years	22,504	24,098
Over ten years	104,486	97,888
	150,394	152,392
Adjustable rate:
Rate adjustment
One month through one year	57,995	54,727
One year through three years	26,313	24,702
Three years through five years	10,814	17,865
Over five years	5,506	6,420
	100,628	103,714

Total loans	$251,022	$256,106

The adjustable rate loans generally have interest rate adjustment limitations and are generally indexed to the Company’s cost of funds, prime rate, or to the U.S. Treasury Bill rate.

The following tables set forth information regarding the allowance for loan losses by portfolio segment at and for the years ended June 30, 2012 and 2011:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	& Other	Unallocated	Total
	(In thousands)
Year Ended June 30, 2012

Allowance for loan losses:
Beginning balance	$1,520	$1,286	$28	$140	$11	$87	$3,072
Charge-offs	(364)	(928)	-	-	(60)	-	(1,352)
Recoveries	7	-	-	11	23	-	41
Provision	322	989	(8)	(134)	63	(80)	1,152

Ending balance	$1,485	$1,347	$20	$17	$37	$7	$2,913

At June 30, 2012

Ending balance: Amount of allowance for impaired loans	$185	$190	$-	$-	$-	$-	$375
Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,300	$1,157	$20	$17	$37	$7	$2,538

Loans: Ending balance	$200,148	$44,218	$2,299	$3,459	$898	$-	$251,022	(1)

Ending balance: Impaired loans	$4,846	$10,070	$424	$-	$27	$-	$15,367

Ending balance: Non-impaired loans	$195,302	$34,148	$1,875	$3,459	$871	$-	$235,655

(1) Does not include deferred fees or costs.

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	& Other	Unallocated	Total
	(In thousands)
June 30, 2011

Allowance for credit losses:
Beginning balance	$1,332	$901	$10	$297	$43	$68	$2,651
Charge-offs	208	62	-	212	72	-	554
Recoveries	6	-	-	18	36	-	60
Provision	390	447	18	37	4	19	915

Ending Balance	$1,520	$1,286	$28	$140	$11	$87	$3,072

Ending balance: Individually evaluated for impairment	$236	$686	$-	$-	$6	$-	$928

Ending balance: Collectively evaluated for impairment	$1,284	$600	$28	$140	$5	$87	$2,144

Loans:
Ending Balance	$193,084	$52,686	$1,910	$7,356	$1,070	$-	$256,106

Ending balance: Individually evaluated for impairment	$2,415	$8,093	$-	$-	$57	$-	$10,565

Ending balance: Collectively evaluated for impairment	$190,669	$44,593	$1,910	$7,356	$1,013	$-	$245,541

Credit Quality Information

The Company utilizes a nine grade internal loan rating risk system as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all residential real estate, commercial real estate, residential construction, commercial and consumer/other loans.  Annually, the Company engages an independent third-party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.  Credit quality for residential real estate and consumer/other loans is determined by monitoring loan payment history and ongoing communications with customers.

The following tables present the Company’s loans by risk rating as of June 30, 2012 and 2011.

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	& Other	Total
	(In thousands)
June 30, 2012

Grade:
Pass	$195,825	$32,032	$1,875	$2,834	$898	$233,464
Special Mention	338	1,719	-	625	-	2,682
Substandard	3,605	9,998	424	-	-	14,027
Doubtful	380	469	-	-	-	849
Loss	-	-	-	-	-	-

Total	$200,148	$44,218	$2,299	$3,459	$898	$251,022

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	& Other	Total
	(In thousands)
June 30, 2011

Grade:
Pass	$191,309	$37,787	$1,910	$6,509	$1,070	$238,585
Special Mention	23	3,783	-	847	-	4,653
Substandard	1,752	11,116	-	-	-	12,868
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$193,084	$52,686	$1,910	$7,356	$1,070	$256,106

The following is a summary of past due and non-accrual loans at June 30, 2012 and 2011:
			90 days
	30–59 Days	60–89 Days	or Greater	Total	Total
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
2012

Real estate:
Residential	$363	$162	$940	$1,465	$3,985
Commercial	159	-	1,573	1,732	3,975
Residential construction	-	-	424	424	424

Total	$522	$162	$2,937	$3,621	$8,384

			90 days
	30–59 Days	60–89 Days	or Greater	Total	Total
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
2011

Real estate:
Residential	$92	$247	$1,126	$1,465	$1,752
Commercial	629	488	3,324	4,441	4,635
Residential construction	-	-	-	-	-
Commercial	150	-	-	150	-
Consumer & other	-	-	-	-	-

Total	$871	$735	$4,450	$6,056	$6,387

At June 30, 2012, there were no loans greater than 90 days past due still accruing interest.  At June 30, 2011, one residential real estate loan in the amount of $32,000 was greater than 90 days past due and still accruing interest.

The following is information pertaining to impaired loans:

	At June 30, 2012			Year Ended June 30, 2012
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
Residential	$1,415	$1,415	$-	$1,235	$29	$9
Commercial	6,668	6,754	-	3,370	97	87
Residential construction	424	424	-	426	9	9
Commercial	-	-	-	26	11	7
Consumer & other	27	27	-	43	4	-
Total impaired with no related allowance	8,534	8,620	-	5,100	150	112

Impaired loans with a valuation allowance:
Real estate:
Residential	$3,431	$3,527	$185	$2,957	$66	$33
Commercial	3,402	3,768	190	3,319	127	22
Total impaired with an allowance recorded	6,833	7,295	375	6,276	193	55

Total impaired loans:
Real Estate:
Residential	$4,846	$4,942	$185	$4,192	$95	$42
Commercial	10,070	10,522	190	6,689	224	109
Residential construction	424	424	-	426	9	9
Commercial	-	-	-	26	11	7
Consumer & other	27	27	-	43	4	-

Total impaired loans	$15,367	$15,915	$375	$11,376	$343	$167

						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
June 30, 2011

Impaired loans without a valuation allowance:
Real Estate:
Residential	$395	$393	$-	$1,071	$4	$4
Commercial	2,625	2,623	-	2,719	22	9
Residential construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer and other	51	51	-	17	3	-
Total impaired with no related allowance	3,071	3,067	-	3,807	29	13

Impaired loans with a valuation allowance:
Real estate:
Residential	$2,025	$2,022	$236	$1,381	$58	$5
Commercial	5,472	5,470	686	3,787	137	49
Residential construction	-	-	-	-	-	-
Commercial	-	-	-	43	-	-
Consumer and other	6	6	6	21	-	-
Total impaired with an allowance recorded	7,503	7,498	928	5,232	195	54

Total impaired loans:
Real estate:
Residential	$2,420	$2,415	$236	$2,452	$62	$9
Commercial	8,097	8,093	686	6,506	159	58
Residential construction	-	-	-	-	-	-
Commercial	-	-	-	43	-	-
Consumer and other	57	57	6	38	3	-

Total impaired loans	$10,574	$10,565	$928	$9,039	$224	$67

Included in certain impaired loan categories are troubled debt restructurings that were classified as impaired.  At June 30, 2012 and 2011, the Company had $8,237,000 and $5,682,000 in loans, respectively, that were modified in troubled debt restructurings and considered impaired.

The following table represents modifications that were deemed to be troubled debt restructures during the year ended June 30, 2012:
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)

Real estate:
Residential	11	$1,882	$1,883
Commercial	16	2,224	2,227

	27	$4,106	$4,110

The majority of residential loans were modified to reduce stated interest rates and others were modified to extend maturity dates and change amortization schedules.  The majority of commercial loans were modified to reduce stated interest rates and others were modified to grant interest-only payments on amortizing loans.  Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on each of the troubled debt restructures.  Any reserve is recorded through the provision for loan losses.

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification during the year ended June 30, 2012.

	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Real estate:
Residential	2	$229
Commercial	1	224

	3	$453

The defaults on the residential and commercial loans were the result of the borrower’s delinquent loan payments.  As of June 30, 2012, the commercial loan was current, one residential loan was current and the other was past due greater than 90 days and placed on non-accrual.

At June 30, 2012, $567,000 in additional funds are committed to be advanced in connection with TDR’s.

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage and other loans serviced for others were $30,542,000 and $32,277,000 at June 30, 2012 and 2011, respectively.  A portion of these loans were sold with certain recourse provisions, and at June 30, 2012 the related maximum contingent liability amounted to $445,000 which is not recorded in the consolidated financial statements.  The Company has evaluated mortgage servicing rights related to loans sold with servicing retained and due to their immaterial amount, has not recorded a servicing asset.

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended June 30, 2012 and 2011.  Total loans to such persons and their companies amounted to $61,000 and $80,000 as of June 30, 2012 and 2011, respectively.  During the year ended June 30, 2012 and 2011, principal payments totaled $19,000 and $17,000, and principal advances totaled $0 and $25,000, respectively.

5.             PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of June 30:

	2012	2011
	(In thousands)

Land	$470	$470
Buildings	6,270	6,266
Equipment	2,770	2,769
	9,510	9,505
Accumulated depreciation and amortization	(4,984)	(4,656)

Premises and equipment, net	$4,526	$4,849

Depreciation expense amounted to $393,000 and $496,000 for the years ended June 30, 2012 and 2011, respectively.

6.            GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of goodwill and core deposit intangibles which resulted from the Bank’s purchase of three branches from another financial institution in October 2005.  Goodwill is evaluated for impairment on an annual basis, and for the year ended June 30, 2012 and 2011 was not deemed to be impaired.  The core deposit intangible is being amortized on an accelerated basis over a ten year period.

	June 30,
	2012	2011
	(In thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core deposit intangible	202	324
Total intangible assets	$7,114	$7,236

The amortization expense for the core deposit intangible was $122,000 and $149,000 for the years ended June 30, 2012 and June 30, 2011, respectively.

Expected future amortization expense is as follows:

Years
Ending
June 30,
(In thousands)

2013	$93
2014	65
2015	36
2016	8

Total	$202

The following table reflects the gross carrying amount of core deposits intangibles as of June 30:
	2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)

Core deposit intangible	$1,553	$1,351	$202

	2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)

Core deposit intangible	$1,553	$1,229	$324

7.            DEPOSITS

The balances and the rates at which the Company paid interest on deposit accounts at June 30, were as follows:

	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Demand deposits	$43,785	-%	$36,814	-%
NOW accounts	92,662	0.67	92,273	0.81
Regular savings	54,495	0.21	50,283	0.34
Money market accounts	16,668	0.48	13,474	0.68
Club accounts	256	0.15	245	0.30
	207,866	0.39	193,089	0.52

Certificate accounts maturing in:
Less than one year	60,699	1.28	71,200	1.84
One to two years	30,251	2.64	24,112	2.43
Two to three years	18,439	2.59	22,182	3.25
Three to five years	25,083	2.29	23,190	2.91
	134,472	1.96	140,684	2.34

Total deposits	$342,338	1.01%	$333,773	1.29%

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of June 30, 2012 and 2011 was $62,390,000 and $64,650,000, respectively.

8.             BORROWED FUNDS

Borrowed funds consisted of the following at June 30:

	2012		2011
	Amount Due	Weighted	Amount Due	Weighted
		Average		Average
		Rate		Rate
	(Dollars in thousands)
Short-term borrowing
Securities sold under agreements to repurchase	$3,653	0.17%	4,244	0.27%
Total short-term borrowings	3,653	0.17	4,244	0.27

Long-term FHLB of Boston (FHLB) advances
Year of maturity:
2012	-	-	32,000	4.56
2013	5,000	3.23	5,000	3.23
2014	17,500	3.19	17,500	3.19
2015	1,000	3.35	1,000	3.35
2016	10,000	3.17	10,000	3.17
2017	12,000	3.89	10,000	4.15
2018	8,000	3.91	8,000	3.91
Total long-term borrowings	53,500	3.46	83,500	3.90

Total borrowed funds	$57,153	3.25%	$87,744	3.72%

As of June 30, 2012 and 2011, loans with a principal balance of $84,992,000 and $122,215,000, respectively, were specifically pledged to secure available borrowings from the FHLB.  The maturity schedule above reflects final maturity; however, some are callable by the FHLB of Boston at earlier dates.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston in the amount of $2,354,000.  No amounts were outstanding at June 30 2012, and 2011.

Securities sold under agreements to repurchase as of June 30, 2012 and 2011 consist of securities sold on a short-term basis by the Bank that have been accounted for as borrowings.  The securities consist of U.S. Government agency bonds that are held in the Bank’s safekeeping account at State Street Bank and Trust under the control of the Bank and pledged to the purchasers of the securities.

9.             INCOME TAXES

The following are components of income tax expense (benefit) for the fiscal years ended June 30:

	2012	2011
	(In thousands)
Current:
Federal	$18	$723
State	2	1
Total current	20	724
Deferred:
Federal	195	(187)
State	-	-
Total deferred	195	(187)

Income tax expense	$215	$537

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

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows for the years ended June 30:

	2012	2011
	(In thousands)

Federal income tax at statutory rates	$430	$556
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	1	1
Qualifying option (benefit) expense	(3)	9
Dividends received deduction	(112)	(113)
Bank-owned life insurance	(111)	(138)
Tax-exempt municipal income, net	(14)	(14)
Expiration unused contributions	-	92
Other, net	24	144

Income tax expense	$215	$537

Effective tax rates	17.0%	32.8%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of June 30:

	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$918	$985
Net unrealized holding loss on available-for-sale securities	521	652
Deferred compensation	188	190
Stock-based compensation	64	59
Impairment losses on securities available-for-sale	1,093	1,769
Accrued expenses	159	-
Post retirement benefits	55	37
Interest receivable on non-accrual loans	168	134
Federal carryovers	1,516	1,043
Other	68	42
Gross deferred tax asset	4,750	4,911

Deferred tax liabilities:
Depreciation and amortization	(703)	(630)
Deferred loan costs	(157)	(65)
Gross deferred tax liability	(860)	(695)

Net deferred tax asset	$3,890	$4,216

Retained earnings at June 30, 2012 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions.  It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of approximately $777,000 have not been recognized as of June 30, 2012 and 2011.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of June 30, 2012 and 2011, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2009 through June 30, 2012.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended June 30, 2012 and 2011.

10.          COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

As of June 30, 2012 the Company leases space for its Gales Ferry, Griswold and Putnam Price Chopper branch offices.  The leases for the branch offices expire March 31, 2015, October 31, 2014 and August 31, 2016, respectively.  All leases contain renewal options at the Company’s discretion.  The Company also has miscellaneous equipment leases with various terms.  The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2012:

Rental
Expense Due
(In thousands)

2013	$154
2014	150
2015	98
2016	51
2017	8
Thereafter	-

Total	$461

Total rental expense amounted to $153,000 and $162,000 for the years ended June 30, 2012 and 2011, respectively.

Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

11.           FAIR VALUE MEASURMENTS

The Company groups its assets measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.  Level 3 assets include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  During the years ended June 30, 2012 and 2011, there were no significant transfers between level 1 and level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis

The following summarizes assets measured at fair value for the period ending June 30.

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2012

Securities available-for-sale:
U. S. Government and government-sponsored securities	$459	$-	$459	$-
Corporate bonds and other securities	4,654	-	4,654	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	24,113	-	24,113	-
Non-agency mortgage-backed securities	8,351	-	8,351	-
Equity securities	9,636	-	-	9,636

Total	$47,213	$-	$37,577	$9,636

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2011

Securities available-for-sale:
U. S. Government agency securities	$666	$-	$666	$-
Corporate securities	4,905	-	4,905	-
Mortgage-backed securities insured or guaranteed by U.S. Government enterprises	30,316	-	30,316	-
Non-agency mortgage-backed securities	11,722	-	11,722	-
Equity securities	10,400	-	-	10,400

Total	$58,009	$-	$47,609	$10,400

The table below represent the changes in Level 3 assets measured at fair value on a recurring basis for the years ended June 30, 2012 and 2011:

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
	Available-for-sale
	Securities	Total
	(In thousands)

Beginning balance, July 1, 2010	$8,457	$8,457

Total gains or losses (realized/unrealized) included in other comprehensive income	1,943	1,943
Principal payments on securities	-	-
Accretion of securities, net	-	-
Transfers out of Level 3	-	-

Ending balance, June 30, 2011	10,400	10,400

Total gains or losses (realized/unrealized) included in earnings	-	-
Included in other comprehensive income	(764)	(764)
Principal payments on securities	-	-
Accretion of securities, net	-	-
Transfers out of Level 3	-	-

Ending balance, June 30, 2012	$9,636	$9,636

During the years ended June 30, 2012 and 2011, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to recurring Level 3 assets still held at June 30, 2012 or 2011.

There were no liabilities measured at fair value on a recurring basis at June 30, 2012 and 2011.

Assets Measured at Fair Value on a Non-Recurring Basis

Under certain circumstances the Company makes adjustments to fair value for assets not measured at fair value on an ongoing basis.  The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2012 and 2011, for which a nonrecurring fair value adjustment has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant	Total Losses
		Active Markets for	Other Observable	Unobservable	for the
		Identical Assets	Inputs	Inputs	Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2012
	(In thousands)
June 30, 2012
Other real estate owned	$247	$-	$-	$247	$56

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant	Total Losses
		Active Markets for	Other Observable	Unobservable	for the
		Identical Assets	Inputs	Inputs	Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2011
	(In thousands)
June 30, 2011

Impaired loans	$6,575	$-	$-	$6,575	$-
Other real estate owned	1,074	-	343	731	95

Totals	$7,649	$-	$343	$7,306	$95

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

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2012 and 2011.

The estimated fair values and carrying values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30:

	2012
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value

	(In thousands)
Financial assets:
Cash and cash equivalents	$11,413	$11,413	-	-	$11,413
Available-for-sale securities	47,213	-	47,213	-	47,213
Held-to-maturity securities	105,195	-	108,336	-	108,336
Federal Home Loan Bank Stock	7,536	-	-	7,536	7,536
Loans held-for-sale	776	-	-	794	782
Loans, net	248,572	-	-	255,075	255,074
Accrued interest receivable	1,158	-	-	1,158	1,158

Financial liabilities:
Deposits	342,338	-	-	344,675	344,675
Mortgagors’ escrow accounts	2,034	-	-	2,034	2,034
Federal Home Loan Bank advances	53,500	-	55,340	-	55,340
Securities sold under agreements to repurchase	3,653	-	3,653	-	3,653

	2011
	Carrying Amount	Fair Value

	(In thousands)
Financial assets:
Cash and cash equivalents	$8,273	$8,273
Available-for-sale securities	58,009	58,009
Held-to-maturity securities	114,741	115,962
Federal Home Loan Bank Stock	8,056	8,056
Loans held-for-sale	1,567	1,583
Loans, net	253,225	257,835
Accrued interest receivable	1,528	1,528

Financial liabilities:
Deposits	333,773	331,132
Mortgagors’ escrow accounts	1,766	1,766
Federal Home Loan Bank advances	83,500	87,339
Securities sold under agreements to repurchase	4,244	4,244

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.  Accounting policies related to financial instruments are described in Note 2.

12.          OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of June 30, 2012 and 2011, the maximum potential amount of the Company’s obligation was $842,000 and $782,000, respectively, for financial and standby letters of credit.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of commitments with off-balance-sheet credit risk are as follows as of June 30:

	2012	2011
	(In thousands)

Commitments to originate loans	$3,646	$2,966
Unadvanced portions of loans:
Construction loans	1,559	1,476
Lines of credit	12,690	12,737
Letters of credit	842	782

Outstanding commitments	$18,737	$17,961

13.           REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted tangible assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined).  Management believes, as of June 30, 2012 and 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2012, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, tangible equity and Core capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2012 and 2011 are also presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2012:
Tangible Equity Capital (to Tangible Assets)	$36,587	8.24%	$6,661	1.50%	N/A	N/A
Tier 1 Capital (to Adjusted Total Assets)	36,587	8.24%	17,763	4.00%	$22,204	5.00%
Tier 1 Capital (to Risk-Weighted Assets)	36,587	15.15%	9,661	4.00%	14,491	6.00%
Total Capital (to Risk-Weighted Assets)	39,523	16.36%	19,322	8.00%	24,152	10.00%

As of June 30, 2011:
Tangible Equity Capital (to Tangible Assets)	$35,673	7.68%	$6,967	1.50%	N/A	N/A
Tier 1 Capital (to Adjusted Total Assets)	35,673	7.68%	18,578	4.00%	$23,222	5.00%
Tier 1 Capital (to Risk-Weighted Assets)	35,673	14.79%	9,095	4.00%	13,643	6.00%
Total Capital (to Risk-Weighted Assets)	36,465	16.04%	18,190	8.00%	22,738	10.00%

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

June 30,
2012
(In thousands)

Total consolidated equity	$48,135
Adjustments:
Equity capital of PSB Holdings, Inc.	(3,985)
Intangible assets	(6,279)
Disallowed deferred tax assets	(1,938)
Unrealized losses on available-for-sale securities	654
Tier 1 Capital	36,587
Allowance for loan losses	2,936

Total Risk-Based capital	$39,523

The Bank’s capital under generally accepted accounting principles is reconciled as follows as of June 30:

2011
(In thousands)

Capital under generally accepted accounting principles	$42,765
Intangible Assets	(6,551)
Disallowed deferred tax assets	(1,813)
Unrealized losses on available-for-sale securities	1,272
Tier 1 Capital	35,673
Allowance for loan losses	2,845
Deduction for low-level recourse and residual interests	(2,053)

Total Risk-Based capital	$36,465

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company.  The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OCC rules and regulations.

On June 20, 2012, the Bank entered into an agreement with the OCC (the “Agreement”).  As part of the Agreement, the OCC required the Bank to take a number of specific corrective actions, and required that the Bank not undertake certain actions without obtaining prior approval of the OCC.  The Agreement replaces a memorandum of understanding that Putnam Bank entered into with the Office of Thrift Supervision.  Management has reviewed its obligations under the Agreement and believes it will be able to fully comply with the terms of the Agreement.

14.           BENEFIT PLANS

Defined Contribution Plan

The Bank has a defined contribution plan that covers substantially all of the Bank’s employees.  Contributions to the plan are discretionary and are voted on annually by the Board of Directors of the Bank.  The Bank recognized expense of $158,000 and $231,000 for the years ended June 30, 2012 and 2011, respectively.

401(k) Plan

The Bank has a 401(k) plan covering each eligible employee.  Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Bank to be eligible to participate.  Employees may defer gross compensation up to certain limits defined in the Internal Revenue Code.  The Bank’s matching contribution is discretionary.  For the years ended June 30, 2012 and 2011 the Bank chose to contribute 25% of an employee’s deferral on a maximum of 4% of the employee’s salary.  The Bank contributed $33,000 to the plan during the years ended June 30, 2012 and 2011.

Other Postretirement Benefit Plan

The Bank has recorded a liability for its future postretirement benefit obligations under certain death benefit agreements.  The total liability for the arrangements included in other liabilities was $162,000 at June 30, 2012 and $109,000 at June 30, 2011.  Expense under this arrangement was $53,000 for 2012 and $6,000 for 2011.  No death benefits were paid under this arrangement for 2012 and 2011.

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants.  The shares will be released annually from the suspense account and the released shares will be allocated amount the participants on the basis of each participant’s compensation for the year of allocation.  As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes.  The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated balance sheets.  ESOP expense for the years ended June 30, 2012 and 2011 was $60,000 and $57,000, respectively.  At June 30, 2012 and 2011 there were 100,513 and 87,734 shares allocated, respectively, and 156,549 and 169,328 unreleased ESOP shares, respectively.  The fair value of unreleased ESOP shares at June 30, 2012 and 2011 was $654,000 and $879,000, respectively.

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

On May 25, 2007, the Company awarded 29,000 options to purchase the Company’s common stock and 9,500 shares of restricted stock.  Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($10.70) with a maximum term of ten years.  Both stock option and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of the grant. Stock options are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.

In determining the expected term of the option awards, the Company elected to follow the simplified method as permitted by ASC 718-10-599-1, which was issued to provide guidance on the implementation of ASC 718-10.  Under this method, the Company has estimated the expected term of the options as being equal to the average of the vesting term plus the original contractual term.  The Company estimated its volatility using the historical volatility of other, similar companies during a period of time equal to the expected life of the options.  The risk-free rate for the periods within the contractual life of the options is based upon the U.S. Treasury yield curve in effect at the time of grant.  The weighted-average fair value of stock options granted using the Black-Scholes option pricing model and the assumptions used to determine the weighted-average fair value of stock options granted were as follows:

	November 7, 2005 Grant	June 7, 2006 Grant	May 25, 2007 Grant

Dividend yield	1.89%	2.23%	2.24%
Expected volatility	12.65%	12.17%	11.04%
Risk-free rate	4.56%	4.95%	4.86%
Expected life in years	6.5	6.5	6.5
Fair value	$2.00	$1.97	$1.84

A summary of the status of the Incentive Plan as of June 30, 2012 and 2011 and changes during the years then ended is presented below:

	2012		2011
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	222,921	$10.62	222,921	$10.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of year	222,921	$10.62	222,921	$10.62

Options exercisable at end of year	222,921	$10.62	218,321	$10.61

The following table summarizes information about stock options outstanding as of June 30, 2012:

Options Outstanding				Options Exercisable
	Number	Weighted-Average		Number
Exercise	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Price	as of 6/30/12	Contractual Life	Exercise Price	as of 6/30/12	Exercise Price

$ 10.60	193,921	3.36	$10.60	193,921	$10.60
10.70	23,000	4.90	10.70	23,000	10.70
10.78	6,000	3.94	10.78	6,000	10.78

At June 30, 2012, there were no unrecognized compensation costs related to nonvested share based compensation.  The Company recorded share-based compensation expense of $24,000 and $121,000 for the years ended June 30, 2012 and 2011, respectively, in connection with the stock option and restricted stock awards.

15.          RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

16.          PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Parent Company) and should be read in conjunction with the consolidated financial statements of the Company.

PSB Holdings, Inc. and Subsidiary
(Parent Company Only)

Balance Sheets

June 30, 2012 and 2011
(In thousands)

	June 30,
	2012	2011

ASSETS

Cash and due from depository institutions	$556	$434
Investment in Putnam Bank	44,150	42,765
Investment in available-for-sale securities (at fair value)	169	225
Investment in held-to-maturity securities (fair value of $1,003)	1,000	1,000
Loan to ESOP	1,863	1,985
Other assets	421	379

Total assets	$48,159	$46,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$24	$41
Stockholders’ equity	48,135	46,747

Total liabilities and stockholders’ equity	$48,159	$46,788

PSB Holdings, Inc. and Subsidiary
(Parent Company Only)

Statements of Income

For the Years Ended June 30, 2012 and 2011
(In thousands)

	2012	2011

Interest and dividends on investments	$20	$26
Interest on loan	63	67
Total interest and dividend income	83	93

Interest expense	-	-
Net interest and dividend income	83	93
Other expense	220	183
Loss before income tax (benefit) expense and equity in undistributed net income of subsidiary	(137)	(90)
Income tax (benefit) expense	(56)	71

Loss before equity in undistributed net income of subsidiary	(81)	(161)
Equity in undistributed net income of subsidiary	1,131	1,259

Net income	$1,050	$1,098

PSB Holdings, Inc. and Subsidiary
(Parent Company Only)

Statements of Cash Flows

June 30, 2012 and 2011
(In thousands)

	2012	2011

Cash flows from operating activities
Net income
Adjustments to reconcile net income to net cash provided by operating activities:	$1,050	$1,098
Amortization of securities, net	1	-
Amortization of ESOP expense	60	57
(Increase) decrease in other assets	(42)	60
(Increase) decrease in due from subsidiary	(4)	176
Increase in due to subsidiary	(6)	-
Decrease in other liabilities	(10)	(118)
Stock-based compensation expense	27	234
Undistributed net income of subsidiary	(1,131)	(1,259)
Net cash (used in) provided by operating activities	(55)	248

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	55	1,030
Purchase of held-to-maturity securities	-	(1,000)
Principal payments received on loan to ESOP	122	118
Net cash provided by investing activities	177	148

Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	122	396
Cash and cash equivalents at beginning of year	434	38

Cash and cash equivalents at end of year	$556	$434

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

 There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of June 30, 2012, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Information concerning directors and executive officers of PSB Holdings is incorporated herein by reference from our definitive Proxy Statement to be dated October 1, 2012 related to the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

Set forth below is information as of June 30, 2012 regarding equity compensation plans.  Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

	Number of Securities to be
	Issued upon Exercise of				Number of Securities
	Outstanding Options and		Weighted Average		Remaining Available for
Plan	Rights		Exercise Price		Issuance under the Plans
Equity compensation plans approved by stockholders	222,921	(1)	$10.62	(2)	133,009	(3)

Equity compensation plans not approved by stockholders	-------		-------		-------
Total	222,921	(1)	$10.62	(2)	133,009	(3)

(1)	Reflects options to purchase shares of common stock awarded under the Incentive Plan.
(2)	Relates to 222,921 outstanding stock options.
(3)	Includes 15,717 shares of restricted stock and 117,292 options available for issuance under the Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)(3) Exhibits.

	3.1	Charter of PSB Holdings, Inc.*

	3.2	Bylaws of PSB Holdings, Inc.*

	4.	Form of Common Stock Certificate of PSB Holdings, Inc.*

	10.1	Employee Stock Ownership Plan*

	10.2	Deferred Compensation Plan*

	10.3	PSB Holdings, Inc. 2005 Stock-Based Incentive Plan**

	10.4	Agreement By and Between Putnam Bank, Putnam, Connecticut and The Comptroller of the Currency

	14.	Code of Ethics***

	21.	Subsidiaries of Registrant*

	23.	Consent of Shatswell, MacLeod & Company, P.C.

	23.1	Consent of Wolf & Company, P.C.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.	Certification of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101	The following materials from the Company’s Annual Report on Form 10-K for the twelve months ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. ****

*
Incorporated by reference to the Registration Statement on Form SB-2 of PSB Holdings, Inc. (file no. 333-116364), originally filed with the Securities and Exchange Commission on June 10, 2004, as amended.

**	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated September 20, 2005 as filed with the Securities and Exchange Commission on September 19, 2005.
***	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for year ended June 30, 2007, filed with the Securities and Exchange Commission on September 21, 2007.
****	To be filed by amendment.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.

Date: September 26, 2012	By:	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer and Director (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas A. Borner	President, Chief Executive Officer and Vice-Chairman of the Board (Principal Executive Officer)	September 26, 2012
Thomas A. Borner

/s/ Robert J. Halloran, Jr.	Executive Vice-President and Treasurer (Principal Financial and Accounting Officer)	September 26, 2012
Robert J. Halloran, Jr.

/s/ Charles W. Bentley, Jr.	Director	September 26, 2012
Charles W. Bentley, Jr.

/s/ jitendra k. sinha	Director	September 26, 2012
Jitendra K. Sinha

/s/ Paul M. Kelly	Director	September 26, 2012
Paul M. Kelly

/s/ Richard A. Loomis	Director	September 26, 2012
Richard A. Loomis

/s/ John P. Miller	Director	September 26, 2012
John P. Miller

/s/ Charles H. Puffer	Chairman of the Board	September 26, 2012
Charles H. Puffer