Form 10-Q
period 2012-09-30
PSB Holdings, Inc.
filed 2012-11-14
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 6,528,863 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

PSB Holdings, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2012	2012
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$3,635	$5,228
Interest-bearing demand deposits with other banks	693	6,185
Total cash and cash equivalents	4,328	11,413
Securities available-for-sale, at fair value	45,522	47,213
Securities held-to-maturity (fair value of $119,600 as of September 30, 2012 and $108,336 as of June 30, 2012)	116,033	105,195
Federal Home Loan Bank stock, at cost	7,536	7,536
Loans held-for-sale	2,030	776
Loans	248,680	251,485
Less: Allowance for loan losses	(3,027)	(2,913)
Net loans	245,653	248,572
Premises and equipment	4,450	4,526
Accrued interest receivable	1,250	1,158
Other real estate owned	1,865	1,683
Goodwill	6,912	6,912
Other intangible assets	179	202
Bank-owned life insurance	8,631	8,759
Due from broker	-	2,000
Deferred tax asset	3,363	3,890
Other assets	2,383	2,508

Total assets	$450,135	$452,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$42,434	$43,785
Interest-bearing	294,740	298,553
Total deposits	337,174	342,338
Mortgagors’ escrow accounts	1,002	2,034
Federal Home Loan Bank advances	53,500	53,500
Securities sold under agreements to repurchase	6,222	3,653
Other liabilities	2,564	2,683
Total liabilities	400,462	404,208

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,528,863 shares outstanding at September 30, 2012 and June 30, 2012	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	24,115	23,630
Accumulated other comprehensive income (loss)	8	(1,013)
Unearned ESOP shares	(1,533)	(1,565)
Treasury stock, at cost (414,262 shares at September 30, 2012 and June 30, 2012)	(4,213)	(4,213)
Total stockholders’ equity	49,673	48,135

Total liabilities and stockholders’ equity	$450,135	$452,343

PSB Holdings, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
	(in thousands, except per share data)
Interest and dividend income:
Interest on loans	$3,054	$3,374
Interest and dividends on investments	1,035	1,292
Total interest and dividend income	4,089	4,666

Interest expense:
Deposits and escrow	839	1,082
Borrowed funds	469	824
Total interest expense	1,308	1,906
Net interest and dividend income	2,781	2,760

Provision for loan losses	250	391
Net interest and dividend income after provision for loan losses	2,531	2,369

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(282)	(2,039)
Portion of losses recognized in other comprehensive loss/income	193	1,241
Net impairment losses recognized in earnings	(89)	(798)
Fees for services	438	518
Mortgage banking activities	39	8
Net commissions from brokerage service	35	46
Income from bank-owned life insurance	258	75
Gain on sales of available-for-sale securities, net	-	235
Income from legal settlement	-	1,452
Other income	30	30
Total non-interest income	711	1,566

Non-interest expense:
Compensation and benefits	1,436	1,515
Occupancy and equipment	315	306
Data processing	164	259
LAN/WAN network expense	35	30
Advertising and marketing	35	61
OCC assessment	46	46
FDIC deposit insurance	145	138
Other real estate owned	40	47
Write-down of other real estate owned	48	15
Other non-interest expense	396	428
Total non-interest expense	2,660	2,845
Income before income tax expense	582	1,090

Income tax expense	79	285
NET INCOME	$503	$805

Earnings per common share
Basic	$0.08	$0.13
Diluted	$0.08	$0.13

PSB Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

The components of comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
Net Income	$503	$805

Other comprehensive income
Net unrealized holding gains (losses) on available-for-sale securities	1,651	(2,475)
Reclassification adjustment for losses realized in income on available-for-sale securities	89	563
Non credit portion of other-than-temporary losses on available-for-sale securities	(193)	(1,241)

Other comprehensive income (loss) before tax	1,547	(3,153)
Income tax (expense) benefit related to other comprehensive income	(526)	1,072
Other comprehensive income (loss) net of tax	1,021	(2,081)
Total comprehensive income (loss)	$1,524	$(1,276)

PSB Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders’ Equity
(dollars in thousands)

Balances at June 30, 2011	$694	$30,594	$22,648	$(1,267)	$(1,693)	$(16)	$(4,213)	$46,747

Net income	-	-	805	-	-	-	-	805
Net change in unrealized holding losses on available-for-sale securities, net of reclassification adjustments and tax effects	-	-	-	(2,081)	-	-	-	(2,081)
Stock-based compensation	-	3	-	-	-	-	-	3

Balances at September 30, 2011	$694	$30,597	$23,453	$(3,348)	$(1,693)	$(16)	$(4,213)	$45,474

Balances at June 30, 2012	$694	$30,602	$23,630	$(1,013)	$(1,565)	$-	$(4,213)	$48,135

Net income	-	-	503	-	-	-	-	503
Net change in unrealized holding losses on available-for-sale securities, net of reclassification adjustments and tax effects	-	-	-	1,021	-	-	-	1,021
ESOP shares committed to be released (3,195 shares)	-		(18)	-	32	-	-	14

Balances at September 30, 2012	$694	$30,602	$24,115	$8	$(1,533)	$-	$(4,213)	$49,673

PSB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$503	$805
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	329	361
Gain on sales of available-for-sale securities, net	-	(235)
Impairment losses on securities	89	798
Net (increase) decrease in loans held-for-sale	(1,254)	873
Accretion of deferred loan fees, net	(18)	(6)
Provision for loan losses	250	391
Write-down of other real estate owned	48	15
Depreciation and amortization	115	108
Amortization of core deposit intangible	23	31
Increase in accrued interest receivable and other assets	(130)	(254)
Increase in cash surrender value of bank-owned life insurance	(82)	(75)
Bank-owned life insurance death benefit income	(176)	-
Decrease in other liabilities	(119)	(136)
Deferred tax expense	141	1,344
Amortization of ESOP expense	14	16
Stock-based compensation	-	7
Net cash provided by operating activities	(267)	4,043
Cash flows from investing activities
Proceeds from sales, calls, pay downs and maturities of available-for-sale securities	3,140	3,102
Purchase of held-to-maturity securities	(19,708)	(16,189)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	10,551	12,918
Loan repayments net of originations	2,412	627
Purchase of bank owned life insurance	-	(2,000)
Recoveries of loans previously charged off	45	8
Proceeds from the surrender of bank owned life insurance policy	386	-
Capital expenditures - premises and equipment	(17)	(34)
Net cash used in investing activities	(3,191)	(1,568)
Cash flows from financing activities
Net decrease in deposit accounts	(5,164)	(2,525)
Net decrease in mortgagors’ escrow accounts	(1,032)	(832)
Proceeds from Federal Home Loan Bank advances	43,866	2,000
Repayments of Federal Home Loans Bank advances	(43,866)	(2,000)
Net increase in securities sold under agreements to repurchase	2,569	2,404
Net cash used in financing activities	(3,627)	(953)
(Decrease) increase in cash and cash equivalents	(7,085)	1,522
Cash and cash equivalents at beginning of year	11,413	8,273
Cash and cash equivalents at end of period	$4,328	$9,795
Supplemental disclosures
Cash paid during the period for:
Interest	$1,297	$1,905
Income taxes refunded	(62)	(458)
Loans transferred to other real estate owned	230	1,418
Decrease in due from broker	2,000	-

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

NOTE  2 – Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2013.  These financial statements should be read in conjunction with the 2012 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2012.

NOTE 3 – Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12 to defer changes that relate to the presentation of reclassification adjustments but the other requirements of ASU 2011-05 remain in effect. This amendment became effective for the Company on July 1, 2012 and did not have a significant impact on the Company’s condensed consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This amendment became effective for the Company on July 1, 2012 and did not have a significant impact on the Company’s condensed consolidated financial statements.

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

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual if collection of principal or interest is considered doubtful.  All interest accrued but not collected for loans that are placed on non-accrual is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and recorded $89,000 and $798,000 of other-than-temporary impairment charges through income during the three months ended September 30, 2012 and 2011, respectively.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2012 and 2011:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Net income	$503,000	$805,000

Average basic common shares	6,372,349	6,359,570
Dilutive effect of stock options (1)	-	-
Average diluted common shares	6,372,349	6,359,570

Basic EPS:	$0.08	$0.13
Diluted EPS:	$0.08	$0.13

(1)      Options to purchase 222,921 shares for the three months ended September 30, 2012 and 2011 were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 5 – Investment Securities

The carrying value and estimated market values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
September 30, 2012
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due in one year or less	$407	$4	$-	$411

Corporate bonds and other securities:
After ten years	5,998	-	(1,511)	4,487

U.S. Government sponsored and guaranteed mortgage-backed securities:
Due in one year or less	85	3	-	88
From one through five years	1,242	78	-	1,320
From five through ten years	1,176	57	-	1,233
After ten years	17,535	1,129	(12)	18,652
	20,038	1,267	(12)	21,293

Non-agency mortgage-backed securities:
After ten years	9,066	293	(646)	8,713

Total debt securities	35,509	1,564	(2,169)	34,904

Equity securities:
Auction rate preferred stock	10,000	618	-	10,618

Total available-for-sale securities	$45,509	$2,182	$(2,169)	$45,522

Held-to-maturity:
U.S. government and government-sponsored securities:
From one through five years	$3,996	$34	$-	$4,030
From five through ten years	3,187	173	(1)	3,359
	7,183	207	(1)	7,389

U.S. Government sponsored and guaranteed mortgage-backed securities:
From five through ten years	6,248	234	-	6,482
After ten years	102,602	3,287	(160)	105,729
	108,850	3,521	(160)	112,211
Total held-to-maturity securities	$116,033	$3,728	$(161)	$119,600

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
June 30, 2012:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
From one through five years	$450	$9	$-	$459

Corporate bonds and other securities:
After ten years	5,998	-	(1,344)	4,654

U.S. Government sponsored and guaranteed mortgage-backed securities:
Due in one year or less	1	-	-	1
From one through five years	416	24	-	440
From five through ten years	2,564	140	-	2,704
After ten years	19,717	1,265	(14)	20,968
	22,698	1,429	(14)	24,113

Non-agency mortgage-backed securities:
After ten years	9,601	-	(1,250)	8,351

Total debt securities	38,747	1,438	(2,608)	37,577

Equity securities:
Auction rate preferred stock	10,000	11	(375)	9,636

Total available-for-sale securities	$48,747	$1,449	$(2,983)	$47,213

Held-to-maturity:
U.S. government and government-sponsored securities:
From one through five years	$5,996	$34	$-	$6,030
From five through ten years	3,196	149	(7)	3,338
	9,192	183	(7)	9,368

U.S. Government sponsored and guaranteed mortgage-backed securities:
From five through ten years	6,767	192	-	6,959
After ten years	89,236	2,783	(10)	92,009
	96,003	2,975	(10)	98,968
Total held-to-maturity securities	$105,195	$3,158	$(17)	$108,336

There were no realized gains or losses on sales of available-for-sale securities for the three months ended September 30, 2012.  There were gross gains of $235,000 and no gross losses realized on sales of available-for-sale securities for the three months ended September 30, 2011  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  There were other-than-temporary impairment charges on available-for-sale securities of $89,000 and $798,000 during the three months ended September 30, 2012 and 2011, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $282,000 and $2.0 million, net of $193,000 and $1.2 million recognized in other comprehensive income/loss for the three months ended September 30, 2012 and 2011, respectively, before taxes.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

September 30, 2012:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
Debt securities:
Corporate bonds and other securities	$-	$-	$4,487	$1,511	$4,487	$1,511
U.S. Government sponsored and guaranteed
mortgage-backed securities	1,750	12	-	-	1,750	12
Total temporarily impaired available-for-sale	1,750	12	4,487	1,511	6,237	1,523

Held-to-maturity:
U.S. Government and government-sponsored securities	2,252	1	-	-	2,252	1
U.S. Government sponsored and guaranteed
mortgage-backed securities	17,144	160	-	-	17,144	160
Total temporarily impaired held-to-maturity	19,396	161	-	-	19,396	161

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	3,700	646	3,700	646

Total temporarily-impaired and other-than-temporarily impaired securities	$21,146	$173	$8,187	$2,157	$29,333	$2,330

June 30, 2012:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
Debt securities:
Corporate bonds and other obligations	$-	$-	$4,654	$1,344	$4,654	$1,344
U.S. Government sponsored and guaranteed mortgage-backed securities	1,826	14	-	-	1,826	14
Equity securities	7,625	375	-	-	7,625	375
Total temporarily impaired available-for-sale	9,451	389	4,654	1,344	14,105	1,733

Held-to-maturity:
U.S. Government and government-sponsored securities	2,257	7	-	-	2,257	7
U.S. Government sponsored and guaranteed mortgage-backed securities	10,141	10	-	-	10,141	10
Total temporarily impaired held-to-maturity	12,398	17	-	-	12,398	17

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	1,767	21	6,512	1,229	8,279	1,250

Total temporarily-impaired and other-than-temporarily impaired securities	$23,616	$427	$11,166	$2,573	$34,782	$3,000

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2012 and June 30, 2012, there were 23 and 27 individual investment securities, respectively, with declines in fair value below the amortized cost basis of the security.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  The unrealized losses are primarily caused by (a) interest rate fluctuations, (b) recent decreases in profitability and near-term profit forecasts by industry analysts and (c) recent downgrades by industry analysts.  The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of investment.  While the companies’ credit ratings have decreased, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

For the quarter ended September 30, 2012, securities with other-than-temporary impairment losses related to credit loss that were recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities and the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands):

Balance as of June 30, 2011	$13,307
Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	1,964
Reductions for securities sold during the period	-

Balance as of June 30, 2012	15,271

Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	89
Reductions for securities sold during the period	-

Balance as of September 30, 2012	$15,360

           Auction-rate trust preferred securities. At September 30, 2012, our auction-rate trust preferred securities (ARP) portfolio totaled $10.6 million, all of which were classified as available-for-sale.   Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At September 30, 2012, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information as of September 30, 2012 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	11-21-12	11-27-12	11-16-12
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.70%	4.66%	4.57%
Dividends Current:	Yes	Yes	Yes

NOTE 6 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2012 and June 30, 2012:

	September 30,	June 30,
	2012	2012
	(in thousands)

Mortgage Loans:
Residential (1)	$199,783	$200,148
Commercial real estate	44,708	45,032
Residential construction	2,007	3,044
Commercial	2,970	3,459
Consumer and other	955	898

Total loans	250,423	252,581

Unadvanced construction loans	(2,257)	(1,559)
	248,166	251,022
Net deferred loan costs	514	463
Allowance for loan losses	(3,027)	(2,913)

Loans, net	$245,653	$248,572

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

The following table presents the Company’s loan segments by internally assigned grades at September 30, 2012:

	Residential	Commercial	Residential		Consumer
September 30, 2012	Real Estate	Real Estate	Construction	Commercial	and other	Total
(in thousands)
Grade:
Pass	$195,825	$31,028	$1,175	$2,476	$955	$231,459
Special Mention	336	1,887	-	494	-	2,717
Substandard	3,250	9,536	429	-	-	13,215
Doubtful	372	403	-	-	-	775
Loss	-	-	-	-	-	-
Total	$199,783	$42,854	$1,604	$2,970	$955	$248,166

	Residential	Commercial	Residential		Consumer
June 30, 2012	Real Estate	Real Estate	Construction	Commercial	and other	Total
(in thousands)
Grade:
Pass	$195,825	$32,032	$1,875	$2,834	$898	$233,464
Special Mention	338	1,719	-	625	-	2,682
Substandard	3,605	9,998	424	-	-	14,027
Doubtful	380	469	-	-	-	849
Loss	-	-	-	-	-	-
Total	$200,148	$44,218	$2,299	$3,459	$898	$251,022

The following table represents modifications that were deemed to be troubled debt restructures for the three months ended September 30, 2011.  There were no modifications that were deemed to be troubled debt restructures for the three months ended September 30, 2012.

		Pre-Modifcation	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Real Estate:
Commercial	1	$80	$113

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

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification during the periods indicated:

	Three months ended		Three months ended
	September 30, 2012		September 30, 2011

	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
Real Estate:
Residential	1	$190	1	$190
Commercial	1	222	1	226
Total	2	$412	2	$416

The defaults on the commercial and residential troubled debt restructures were the result of the borrower’s delinquent loan payments during the period.  The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework.

NOTE 7 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At September 30,	At June 30,
	2012	2012
	(Dollars in thousands)
Non-accrual loans:
Residential	$3,622	$3,985
Commercial real estate	3,601	3,975
Residential construction	429	424
Total non-accrual loans	7,652	8,384

Accruing loans past due 90 days or more:
Residential	422	-
Total	422	-

Total non-performing loans	8,074	8,384

Other real estate owned	1,865	1,683
Total non-performing assets	$9,939	$10,067

Total non-performing loans to total loans	3.25%	3.33%
Total non-performing assets to total assets	2.21%	2.23%

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

The following table sets forth information regarding past due loans at September 30, 2012 and June 30, 2012:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At September 30, 2012	Past Due	Past Due	Past Due	Past Due
(in thousands)
Real Estate:
Residential	$30	$524	$1,359	$1,913
Commercial	-	2,071	1,965	4,036
Residential Construction	-	-	429	429
Commercial	-	465	-	465
Consumer	-	2	-	2
Total	$30	$3,062	$3,753	$6,845

At June 30, 2012
(in thousands)
Real Estate:
Residential	$363	$162	$940	$1,465
Commercial	159	-	1,573	1,732
Residential Construction	-	-	424	424
Total	$522	$162	$2,937	$3,621

The following is a summary of information pertaining to impaired loans at September 30, 2012 and June 30, 2012.

	At September 30, 2012			At June 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$1,392	$1,392	$-	$1,415	$1,415	$-
Commercial	2,999	3,085	-	6,668	6,754	-
Residential construction	429	429	-	424	424	-
Consumer and other	22	22	-	27	27	-
Total impaired with no specific reserves	4,842	4,928	-	8,534	8,620	-

Impaired loans with a valuation allowance:
Real Estate:
Residential	3,413	3,508	167	3,431	3,527	185
Commercial	2,008	2,498	38	3,402	3,768	190
Total impaired with a specific reserve	5,421	6,006	205	6,833	7,295	375

Total Impaired Loans:
Real Estate:
Residential	4,805	4,900	167	4,846	4,942	185
Commercial	5,007	5,583	38	10,070	10,522	190
Residential construction	429	429	-	424	424	-
Consumer and other	22	22	-	27	27	-
Total impaired loans	$10,263	$10,934	$205	$15,367	$15,915	$375

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	September 30, 2012			September 30, 2011
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
(in thousands)
Real Estate:
Residential	$4,826	31	$17	$2,308	$17	$6
Commercial	7,306	62	14	7,280	63	21
Residential Construction	426	-	-	-	-	-
Commercial	-	-	-	-	4	4
Consumer and other	22	-	-	56	1	-
Total impaired loans	$12,580	$93	$31	$9,644	$85	$31

NOTE 8 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended September 30, 2012 and 2011 is as follows:

Three months ended
September 30, 2012	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,485	$1,347	$20	$17	$37	$7	$2,913
Charge-offs	(41)	(123)	-	-	(17)	-	(181)
Recoveries	37	-	-	1	7	-	45
Provision	55	5	(1)	14	9	168	250
Ending Balance	$1,536	$1,229	$19	$32	$36	$175	$3,027

Three months ended
September 30, 2011	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,520	$1,286	$28	$140	$11	$87	$3,072
Charge-offs	(67)	(476)	-	-	(16)	-	(559)
Recoveries	2	-	-	2	4	-	8
Provision	78	431	(7)	(56)	11	(66)	391
Ending Balance	$1,533	$1,241	$21	$86	$10	$21	$2,912

Further information pertaining to the allowance for loan losses at September 30, 2012 and June 30, 2012 is as follows:

At September 30, 2012	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$167	$38	$-	$-	$-	$-	$205

Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,369	$1,191	$19	$32	$36	$175	$2,822

Loans: Ending balance	$199,783	$42,854	$1,604	$2,970	$955	$-	$248,166

Ending balance: Impaired loans	$4,805	$5,007	$429	$-	$22	$-	$10,263

Ending balance: Non-impaired loans	$194,978	$37,847	$1,175	$2,970	$933	$-	$237,903

At June 30, 2012	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$185	$190	$-	$-	$-	$-	$375

Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,300	$1,157	$20	$17	$37	$7	$2,538

Loans: Ending balance	$200,148	$44,218	$2,299	$3,459	$898	$-	$251,022

Ending balance: Impaired loans	$4,846	$10,070	$424	$-	$27	$-	$15,367

Ending balance: Non-impaired loans	$195,302	$34,148	$1,875	$3,459	$871	$-	$235,655

NOTE 9 – Accumulated Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items are components of accumulated other comprehensive income.

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	September 30,	June 30,
	2012	2012
	(in thousands)
Net unrealized gain on securities available-for-sale	$13	$(1,534)
Tax effect	5	(521)
Accumulated other comprehensive income (loss)	$8	$(1,013)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value for September 30, 2012.

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2012.

The following summarizes assets measured at fair value on a recurring basis at September 30, 2012 and June 30, 2012:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At September 30, 2012	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3

Securities available-for-sale:
U.S. government and government-sponsored securities	$411	$-	$411	$-
Corporate bonds and other securities	4,487	-	4,487	-
U.S. Government agency sponsored and guaranteed mortgage-backed securities	21,293	-	21,293	-
Non-agency mortgage-backed securities	8,713	-	8,713	-
Equity securities	10,618	-	-	10,618
Total	$45,522	$-	$34,904	$10,618

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2012	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$459	$-	$459	$-
Corporate bonds and other securities	4,654	-	4,654	-
U.S. Government agency sponsored and guaranteed mortgage-backed securities	24,113	-	24,113	-
Non-agency mortgage-backed securities	8,351	-	8,351	-
Equity securities	9,636	-	-	9,636
Total	$47,213	$-	$37,577	$9,636

The table below represents the changes in level 3 assets measured at fair value for the three months ended September 30, 2012.

(in thousands)
Beginning balance, June 30, 2012		$9,636
Unrealized gains included in other comprehensive loss		982
Ending balance, September 30, 2012		$10,618

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three months ended September 30, 2012 and 2011.

		Quoted Prices in	Significant	Significant	Total Losses
		Active Markets for	Other Observable	Unobservable	for the three
At September 30, 2012	Total Fair	Identical Assets	Inputs	Inputs	months ended
(in thousands)	Value	Level 1	Level 2	Level 3	September 30, 2012

Other real estate owned	290	$-	$-	290	(48)

		Quoted Prices in	Significant	Significant	Total Losses
		Active Markets for	Other Observable	Unobservable	for the three
At September 30, 2011	Total Fair	Identical Assets	Inputs	Inputs	months ended
(in thousands)	Value	Level 1	Level 2	Level 3	September 30, 2011

Impaired loans	$4,760	$-	$-	$4,760	$(784)
Other real estate owned	127	-	-	127	(15)
Totals	$4,887	$-	$-	$4,887	$(799)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2012 and 2011 or June 30, 2012.

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents.  The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Investment Securities and FHLBB Stock.  The fair value of securities held-to-maturity and available-for-sale is estimated based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  Ownership of Federal Home Loan Bank of Boston (“FHLBB”) stock is restricted to member banks; therefore, the stock is not traded.  The estimated fair value of FHLBB stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of September 30, 2012 and June 30, 2012:

	September 30,
	2012
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$4,328	$4,328	$-	$-	$4,328
Securities available-for-sale	45,522	-	34,904	10,618	45,522
Securities held-to-maturity	116,033	-	119,600	-	119,600
Federal Home Loan Bank stock	7,536	-	-	7,536	7,536
Loans held-for-sale	2,030	-	-	2,076	2,076
Loans, net	245,653	-	-	253,073	253,073
Accrued interest receivable	1,250	-	-	1,250	1,250

Financial liabilities:
Deposits	337,174	-	-	339,838	339,838
Mortgagors’ escrow accounts	1,002	-	-	1,002	1,002
Federal Home Loan Bank advances	53,500	-	55,255	-	55,255
Securities sold under agreements to repurchase	6,222	-	6,222	-	6,222

	June 30,
	2012
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$11,413	$11,413	$-	$-	$11,413
Securities available-for-sale	47,213	-	37,577	9,636	47,213
Securities held-to-maturity	105,195	-	108,336	-	108,336
Federal Home Loan Bank stock	7,536	-	-	7,536	7,536
Loans held-for-sale	776	-	-	782	782
Loans, net	248,572	-	-	255,075	255,075
Accrued interest receivable	1,158	-	-	1,158	1,158

Financial liabilities:
Deposits	342,338	-	-	344,675	344,675
Mortgagors’ escrow accounts	2,034	-	-	2,034	2,034
Federal Home Loan Bank advances	53,500	-	55,340	-	55,340
Securities sold under agreements to repurchase	3,653	-	3,653	-	3,653

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

NOTE 12 – Dividends

The Company did not declare a dividend during the three months ended September 30, 2012 and 2011.

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

The contractual amounts of outstanding commitments were as follows:

	September 30,	June 30,
	2012	2012
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,507	$3,646
Unadvanced construction loans	2,257	1,559
Unadvanced lines of credit	12,623	12,690
Standby letters of credit	842	842
Outstanding commitments	$19,229	$18,737

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at September 30, 2012 and June 30, 2012 and results of operations for the three months ended September 30, 2012 and 2011, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2012 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2012.

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

During the quarters ended September 30, 2012 and 2011, the Company recorded non-cash OTTI charges of $89,000 and $798,000, respectively, on non-agency mortgage-backed securities.  The net interest margin increased from 2.47% for the quarter ended September 30, 2011 to 2.62% for the quarter ended September 30, 2012, as we experienced a $21,000 increase in net interest and dividend income over the periods.  In addition, non-interest expense decreased $185,000 during the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.  The provision for loan losses decreased $141,000 during the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011.

Comparison of Financial Condition at September 30, 2012 and June 30, 2012

Assets

Total assets decreased to $450.1 million at September 30, 2012 from $452.3 million at June 30, 2012.  Cash and cash equivalents decreased $7.1 million and totaled $4.3 million or 1.0% of total assets.  Investments in available-for-sale securities decreased $1.7 million and totaled $45.5 million or 10.1% of total assets at September 30, 2012.  Investments in held-to-maturity securities increased $10.8 million and totaled $116.0 million or 25.8% of total assets at September 30, 2012.  Net loans decreased $2.9 million and totaled $245.7 million or 54.6% of total assets at September 30, 2012.  Included in other assets as of September 30, 2012 was $887,000 in prepaid FDIC assessments.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and non-performing loans at September 30, 2012 and June 30, 2012.  For additional information, see “Comparison of Operating Results for the Three months ended September 30, 2012 and 2011 – Provision for loan losses.”

	September 30,	June 30,
	2012	2012
	(Dollars in thousands)

Allowance for loan losses	$3,027	$2,913
Gross loans outstanding	248,680	251,485
Non-performing loans	8,074	8,384

Allowance/gross loans outstanding	1.22%	1.16%
Allowance/non-performing loans	37.5%	34.7%

Liabilities

Total liabilities decreased to $400.5 million at September 30, 2012 from $404.2 million at June 30, 2012.  Total deposits decreased to $337.2 million at September 30, 2012 from $342.3 million at June 30, 2012, a decrease of $5.1 million or 1.5%.  Federal Home Loan Bank advances remained unchanged at $53.5 million.   Securities sold under agreements to repurchase increased to $6.2 million at September 30, 2012 from $3.7 million at June 30, 2012, an increase of $2.5 million or 70.3%.

Stockholders’ Equity

Stockholders’ equity increased to $49.7 million at September 30, 2012 from $48.1 million at June 30, 2012, primarily due to a $1.0 million decrease in unrealized losses on available-for-sale securities net of tax recorded in accumulated other comprehensive income and net income of $503,000 for the three months ended September 30, 2012.

Comparison of Operating Results for the Three months ended September 30, 2012 and 2011

Net Income

Net income amounted to $503,000 or $0.08 per basic and diluted share for the quarter ended September 30, 2012 compared to net income of $805,000 or $0.13 per basic and diluted share for the quarter ended September 30, 2011. The decrease in net income was primarily due to a legal settlement on previously written-down securities of $1.5 million and $235,000 in gains on sales of securities available-for-sale during the three months ended September 30, 2011.  Other-than-temporarily impaired investment write-downs decreased $709,000 to $89,000 for the quarter ended September 30, 2012 compared to $798,000 for the quarter ended September 30, 2011.  Both items were non-recurring during the quarter ended September 30, 2012.  Income from bank-owned life insurance increased $184,000 to $259,000 for the quarter ended September 30, 2012 compared to $75,000 for the quarter ended September 30, 2011.  This increase included a $176,000 non-taxable death benefit realized during the quarter ended September 30, 2012.  The provision for loan loss decreased by $141,000 to $250,000 for the quarter ended September 30, 2012 compared to $391,000 for the quarter ended September 30, 2011.  Total non-interest expense decreased by $185,000 to $2.7 million for the quarter ended September 30, 2012 compared to $2.8 million for the quarter ended September 30, 2011.  Net interest income increased $21,000 to $2.8 million for the quarter ended September 30, 2012 compared to $2.8 million for the quarter ended September 30, 2011.  Income tax expense was $79,000 for the quarter ended September 30, 2012 compared to $285,000 for the quarter ended September 30, 2011.  This was the result of a decrease in pre-tax income, tax preference items and an increase in non-taxable income from bank-owned life insurance.

Interest and Dividend Income

Interest and dividend income amounted to $4.1 million for the quarter ended September 30, 2012 compared to $4.7 million for the quarter ended September 30, 2011, a decrease of $577,000 or 12.4%.  This was primarily due to a decrease in yield on earning assets of 33 basis points to 3.85% for the quarter ended September 30, 2012 compared to 4.18% for the quarter ended September 30, 2011.  Average investment securities decreased $14.8 million to $164.2 million for the quarter ended September 30, 2012 compared to $179.0 million for the quarter ended September 30, 2011.  The yield on investment securities decreased 37 basis points to 2.49% for the quarter ended September 30, 2012 compared to 2.86% for the quarter ended September 30, 2011.  Average loans decreased by $5.0 million to $251.2 million for the quarter ended September 30, 2012 compared to $256.2 million for the quarter ended September 30, 2011.  The yield on loans decreased 41 basis points to 4.82% for the quarter ended September 30, 2012 compared to 5.23% for the quarter ended September 30, 2011.

Interest Expense

Interest expense amounted to $1.3 million for the quarter ended September 30, 2012 compared to $1.9 million for the quarter ended September 30, 2011, a decrease of $598,000 or 31.4%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 49 basis points to 1.45% for the quarter ended September 30, 2012 from 1.94% for the quarter ended September 30, 2011.  The average rate on interest-bearing deposits decreased by 33 basis points to 1.12% for the quarter ended September 30, 2012 compared to 1.45% for the quarter ended September 30, 2011.  The average rate on borrowed money decreased by 43 basis points to 3.08% for the quarter ended September 30, 2012 compared to 3.51% for the quarter ended September 30, 2011.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.8 million for the quarter ended September 30, 2012 compared to $2.8 million for the quarter ended September 30, 2011, an increase of $21,000 or 0.8%.  Net interest rate spread increased by 16 basis points to 2.40% for the quarter ended September 30, 2012 from 2.24% for the quarter ended September 30, 2011.  Net interest margin increased 15 basis points to 2.62% from 2.47% when comparing the quarters ended September 30, 2012 and 2011, respectively.  Net interest-earning assets increased $10.3 million to $64.3 million for the quarter ended September 30, 2012 compared to $54.0 million for the quarter ended September 30, 2011.

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

Provision for Loan Losses

The provision for loan losses amounted to $250,000 for the quarter ended September 30, 2012 compared to $391,000 for the quarter ended September 30, 2011, a decrease of $141,000 or 36.1%.  The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain internal and external factors.  Among the factors management considers are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in non-performing loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of these factors.  The ratio of the allowance to gross loans outstanding was 1.22% as of September 30, 2012 and 1.16% as of June 30, 2012.  Net charge-offs were $136,000 for the quarter ended September 30, 2012 compared to net charge-offs of $551,000 for the quarter ended September 30, 2011.

Non-interest Income

Non-interest income totaled $711,000 for the quarter ended September 30, 2012 compared to $1.6 million for the quarter ended September 30, 2011, a decrease of $855,000 or 54.6%.  The decrease was primarily due to a legal settlement on previously written-down securities of $1.5 million and $235,000 in gains on sales of securities available-for-sale during the three months ended September 30, 2011.  This was partially offset by a decrease in other-than-temporary impairment charges on available-for-sale securities of $709,000 to $89,000 for the quarter ended September 30, 2012 compared to $798,000 for the quarter ended September 30, 2011.  The impairment charges for the three months ended September 30, 2012 and September 30, 2011 were the result of credit losses on non-agency mortgage-backed securities.  Income from bank-owned life insurance increased $184,000 to $259,000 for the quarter ended September 30, 2012 compared to $75,000 for the quarter ended September 30, 2011.  This increase included a $176,000 non-taxable death benefit realized during the quarter ended September 30, 2012.  Service fees decreased by $80,000 or 15.4% to $438,000 for the quarter ended September 30, 2012 compared to $518,000 for the quarter ended September 30, 2011.

Non-interest Expense

Non-interest expense amounted to $2.7 million for the quarter ended September 30, 2012 compared to $2.8 million for the quarter ended September 30, 2011, a decrease of $185,000 or 6.5%.  Compensation and benefits expense decreased $79,000 or 5.2%.  Occupancy and equipment expense increased $9,000 or 2.9%.  All other non-interest expenses decreased $115,000 or 11.2% to $909,000 for the quarter ended September 30, 2012 compared to $1.0 million for the quarter ended September 30, 2011.

Provision for Income Taxes

Income tax expense amounted to $79,000 for the quarter ended September 30, 2012 compared to $285,000 for the quarter ended September 30, 2011. The effective tax rates were 13.6% and 26.1%, respectively, mainly due to a decrease in pre-tax income, tax preference items and an increase in non-taxable income from bank-owned life insurance. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields and costs are annualized.

	For the Three Months Ended September 30,
	2012			2011
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$164,225	$1,032	2.49%	$179,057	$1,291	2.86%
Loans	251,196	3,054	4.82%	256,154	3,374	5.23%
Other earning assets	6,213	3	0.19%	7,542	1	0.05%
Total interest-earnings assets	421,634	4,089	3.85%	442,753	4,666	4.18%
Non-interest-earning assets	30,191			31,200
Total assets	$451,825			$473,953

Interest-bearing liabilities:
NOW accounts	$94,304	$150	0.63%	$91,309	$201	0.87%
Savings accounts	53,560	27	0.20%	49,207	43	0.35%
Money market accounts	15,308	17	0.44%	14,560	25	0.68%
Time deposits	133,825	645	1.91%	140,493	813	2.30%
Borrowed money	60,350	469	3.08%	93,164	824	3.51%
Total interest-bearing liabilities	357,347	1,308	1.45%	388,733	1,906	1.94%
Non-interest-bearing demand deposits	43,101			36,384
Other non-interest-bearing liabilities	2,608			2,308
Capital accounts	48,769			46,528
Total liabilities and capital accounts	$451,825			$473,953

Net interest income		$2,781			$2,760
Interest rate spread			2.40%			2.24%
Net interest-earning assets	$64,287			$54,020
Net interest margin			2.62%			2.47%
Average earning assets to
average interest-bearing liabilities			117.99%			113.90%

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

	For the Three Months Ended September 30, 2012
	Compared to the Three Months Ended September 30, 2011
	Increase (Decrease) Due to
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(157)	$(102)	$(259)
Loans	(256)	(64)	(320)
Other interest-earning assets	3	(1)	2
TOTAL INTEREST INCOME	(410)	(167)	(577)

INTEREST EXPENSE:

NOW accounts	(92)	41	(51)
Savings accounts	(38)	22	(16)
Money Market accounts	(16)	8	(8)
Time deposits	(131)	(37)	(168)
Borrowed money	(91)	(264)	(355)
TOTAL INTEREST EXPENSE	(368)	(230)	(598)
CHANGE IN NET INTEREST INCOME	$(42)	$63	$21

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at September 30, 2012 and June 30, 2012.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	September 30, 2012	June 30, 2012

Stable
+ 100	-0.91%	-0.56%
+ 200	-5.18%	-4.81%

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

The tables below set forth, at September 30, 2012, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$36,342	$(15,328)	-29.67%	8.67%	-273
+200	$44,417	$(7,253)	-14.04%	10.29%	-111
+100	$49,885	$(1,785)	-3.45%	11.25%	-15
0	$51,670	$-	0.00%	11.40%	0
-100	$53,443	$1,773	3.43%	11.60%	19

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of September 30, 2012 of $53.5 million with unused borrowing capacity of $58.9 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of September 30, 2012, the ratio of wholesale borrowings to total assets was 11.9%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended September 30, 2012 and 2011, the Bank’s principal collections net of loan originations were $2.4 million and $627,000, respectively. Purchases of securities totaled $19.7 million and $16.2 million, for the three months ended September 30, 2012 and 2011, respectively.

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

Certificates of deposits totaled $132.4 million at September 30, 2012. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at September 30, 2012 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.50%

Ratio of Total Risk Based Capital to risk-weighted assets	8%	17.21%

Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	15.96%

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

For the three months ended September 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC. (Registrant)

Date November 14, 2012	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date November 14, 2012	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice-President, Chief Financial Officer and Treasurer