Form 10-Q
period 2012-12-31
PSB Holdings, Inc.
filed 2013-02-13
CIK 1293211

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 31, 2013, there were 6,541,561 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

PSB Holdings, Inc.
 Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2012	2012
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$4,560	$5,228
Interest-bearing demand deposits with other banks	3,937	6,185
Total cash and cash equivalents	8,497	11,413
Securities available-for-sale, at fair value	39,811	47,213
Securities held-to-maturity (fair value of $122,332 as of December 31, 2012 and $108,336 as of June 30, 2012)	118,940	105,195
Federal Home Loan Bank stock, at cost	7,536	7,536
Loans held-for-sale	1,273	776
Loans	244,391	251,485
Less: Allowance for loan losses	(2,935)	(2,913)
Net loans	241,456	248,572
Premises and equipment	4,366	4,526
Accrued interest receivable	1,034	1,158
Other real estate owned	1,556	1,683
Goodwill	6,912	6,912
Other intangible assets	156	202
Bank-owned life insurance	8,710	8,759
Due from broker	-	2,000
Deferred tax asset	3,345	3,890
Other assets	1,986	2,508
Total assets	$445,578	$452,343
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$39,760	$43,785
Interest-bearing	293,020	298,553
Total deposits	332,780	342,338
Mortgagors’ escrow accounts	1,944	2,034
Federal Home Loan Bank advances	53,500	53,500
Securities sold under agreements to repurchase	4,923	3,653
Other liabilities	2,471	2,683
Total liabilities	395,618	404,208

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,541,561 shares outstanding at December 31, 2012 and 6,528,863 at June 30, 2012	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	24,210	23,630
Accumulated other comprehensive income (loss)	46	(1,013)
Unearned ESOP shares	(1,501)	(1,565)
Treasury stock, at cost (401,564 shares at December 31, 2012 and 414,262 at June 30, 2012)	(4,091)	(4,213)
Total stockholders’ equity	49,960	48,135

Total liabilities and stockholders’ equity	$445,578	$452,343

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,955	$3,243	$6,009	$6,617
Interest and dividends on investments	941	1,227	1,976	2,519
Total interest and dividend income	3,896	4,470	7,985	9,136

Interest expense:
Deposits and escrow	784	1,015	1,622	2,097
Borrowed funds	468	807	938	1,631
Total interest expense	1,252	1,822	2,560	3,728
Net interest and dividend income	2,644	2,648	5,425	5,408

Provision for loan losses	315	211	565	602
Net interest and dividend income after provision for loan losses	2,329	2,437	4,860	4,806

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(418)	(1,331)	(529)	(2,376)
Portion of losses recognized in other comprehensive loss/income	106	1,117	128	1,364
Net impairment losses recognized in earnings	(312)	(214)	(401)	(1,012)
Fees for services	468	459	906	977
Mortgage banking activities	95	22	134	31
Net commissions from brokerage service	28	19	63	65
Income from bank-owned life insurance	79	89	337	164
Gain on sales and calls of available-for-sale securities, net	206	-	206	235
Income from legal settlement	-	-	-	1,452
Other income	33	42	63	71
Total non-interest income	597	417	1,308	1,983

Non-interest expense:
Compensation and benefits	1,478	1,519	2,915	3,034
Occupancy and equipment	328	315	643	621
Data processing	116	233	280	493
LAN/WAN network expense	38	39	73	68
Advertising and marketing	50	89	85	150
OCC assessment	46	46	93	91
FDIC deposit insurance	151	156	296	294
Other real estate owned	24	19	63	66
Write-down of other real estate owned	-	-	48	15
Other non-interest expense	485	468	881	897
Total non-interest expense	2,716	2,884	5,377	5,729
Income before income tax expense	210	(30)	791	1,060

Income tax expense (benefit)	29	(41)	107	244
NET INCOME	$181	$11	$684	$816

Earnings per common share
Basic	$0.03	$0.00	$0.11	$0.13
Diluted	$0.03	$0.00	$0.11	$0.13

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income
(Unaudited)

The components of comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
Net Income	$181	$11	$684	$816

Other comprehensive income (loss):
Net unrealized holding (losses) gains on available-for-sale securities	57	927	1,538	(2,542)
Reclassification adjustment for losses realized in income on available-for-sale securities	106	214	195	777
Non credit portion of other-than-temporary losses on available-for-sale securities	(106)	(1,117)	(128)	(1,364)

Other comprehensive income (loss) before tax	57	24	1,605	(3,129)
Income tax (expense) benefit related to other comprehensive income	(19)	(8)	(546)	1,064
Other comprehensive income (loss) net of tax	38	16	1,059	(2,065)
Total comprehensive income (loss)	$219	$27	$1,743	$(1,249)

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended December 31, 2012 and 2011
(Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned		Total
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Shares	Awards	Stock	Equity
(dollars in thousands)

Balances at June 30, 2011	$694	$30,594	$22,648	$(1,267)	$(1,693)	$(16)	$(4,213)	$46,747

Net income	-	-	816	-	-	-	-	816
Other comprehensive income (loss)	-	-	-	(2,065)	-	-	-	(2,065)
ESOP shares committed to be released (6,390 shares)	-	(34)	-	-	64	-	-	30
Stock-based compensation	-	5	-	-	-	10	-	15

Balances at December 31, 2011	$694	$30,565	$23,464	$(3,332)	$(1,629)	$(6)	$(4,213)	$45,543

Balances at June 30, 2012	$694	$30,602	$23,630	$(1,013)	$(1,565)	$-	$(4,213)	$48,135

Net income	-	-	684	-	-	-	-	684
Other comprehensive income (loss)	-	-	-	1,059	-	-	-	1,059
ESOP shares committed to be released (6,390 shares)	-	-	(35)	-	64	-	-	29
Shares issued in connection with Rabbi Trust plan	-	-	(69)	-	-	-	122	53

Balances at December 31, 2012	$694	$30,602	$24,210	$46	$(1,501)	$-	$(4,091)	$49,960

See notes to condensed consolidated financial statements.

PSB Holdings, Inc.

 Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended December 31,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$684	$816
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	659	714
Gain on sales and calls of securities, net	(206)	(235)
Impairment losses on securities	401	1,012
Net (increase) decrease in loans held-for-sale	(497)	1,001
Accretion of deferred loan fees, net	(39)	(145)
Provision for loan losses	565	602
Gain on sale of other real estate owned, net	(21)	(17)
Write-down of other real estate owned	48	15
Loss on sale of premises and equipment	-	5
Depreciation and amortization	230	209
Amortization of core deposit intangible	46	61
Increase in accrued interest receivable and other assets	602	1,248
Increase in cash surrender value of bank-owned life insurance	(161)	(164)
Bank-owned life insurance death benefit income	(176)	-
Decrease in other liabilities	(212)	(66)
Amortization of ESOP expense	29	30
Stock-based compensation	-	15
Net cash provided by operating activities	1,952	5,101
Cash flows from investing activities
Purchase of available-for-sale securities	(1,000)	(3,500)
Proceeds from sales, calls, pay downs and maturities of available-for-sale securities	9,792	6,790
Purchase of held-to-maturity securities	(34,376)	(16,189)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	21,991	21,548
Loan repayments net of originations	6,228	(3,537)
Purchase of bank owned life insurance	-	(2,000)
Recoveries of loans previously charged off	79	19
Proceeds from the surrender of bank owned life insurance policy	386	-
Proceeds from sale of other real estate owned	383	577
Capital expenditures - premises and equipment	(26)	(71)
Net cash provided by investing activities	3,457	3,637
Cash flows from financing activities
Net (decrease) increase in deposit accounts	(9,558)	670
Net (decrease) increase in mortgagors’ escrow accounts	(90)	96
Proceeds from Federal Home Loan Bank advances	67,030	2,000
Repayments of Federal Home Loans Bank advances	(67,030)	(4,000)
Net increase (decrease) in securities sold under agreements to repurchase	1,270	(315)
Shares issued in connection with Rabbi Trust plan	53	-
Net cash used in financing activities	(8,325)	(1,549)
(Decrease) increase in cash and cash equivalents	(2,916)	7,189
Cash and cash equivalents at beginning of year	11,413	8,273
Cash and cash equivalents at end of period	$8,497	$15,462
Supplemental disclosures
Cash paid during the period for:
Interest	$2,565	$3,721
Income taxes refunded	(146)	(433)
Loans transferred to other real estate owned	283	1,654
Decrease in due from broker	2,000	-

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

NOTE 3 – Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12 to defer changes that relate to the presentation of reclassification adjustments but the other requirements of ASU 2011-05 remain in effect. This amendment became effective for the Company on July 1, 2012 and did not have a significant impact on the Company’s condensed consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

Note 4 - Critical Accounting Policies

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer/other segments. Residential real estate loans include classes for one-to four-family owner occupied, second mortgages and equity lines of credit.  Consumer/other loans include personal loans.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; concentrations; changes in lending policies and procedures; experience/ability/depth of lending management and staff; loan rating migration; the effect of other external factors; changes in the value of underlying collateral; changes in the loan review system and national and local economic trends and conditions.

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

Specific component

The specific component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are 90 days or more past due or subject to a troubled debt restructuring (“TDR”) agreement.

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

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR.  All TDRs are initially classified as impaired.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and recorded $401,000 and $1.0 million of other-than-temporary impairment charges through income during the six months ended December 31, 2012 and 2011, respectively.

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

NOTE 5 – Earnings Per Share (EPS)

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income	$181,000	$11,000	$684,000	$816,000

Average basic common shares	6,380,684	6,362,765	6,376,516	6,361,167
Dilutive effect of stock options (1)	-	-	-	-
Average diluted common shares	6,380,684	6,362,765	6,376,516	6,361,167

Basic EPS:	$0.03	$0.00	$0.11	$0.13
Diluted EPS:	$0.03	$0.00	$0.11	$0.13

(1)   Options to purchase 222,921 shares for the three and six months ended December 31, 2012 and 2011 were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value and estimated market values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
		(in thousands)
December 31, 2012
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
From five through ten years	$1,000	$-	$(6)	$994

Corporate bonds and other securities:
After ten years	5,999	-	(1,237)	4,762

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
Due in one year or less	94	5	-	99
From one through five years	1,040	64	-	1,104
From five through ten years	956	45	-	1,001
After ten years	12,258	714	(17)	12,955
	14,348	828	(17)	15,159

Non-agency mortgage-backed securities:
After ten years	8,393	208	(438)	8,163

Total debt securities	29,740	1,036	(1,698)	29,078

Equity securities:
Auction rate preferred stock	10,000	733	-	10,733

Total available-for-sale securities	$39,740	$1,769	$(1,698)	$39,811

Held-to-maturity:
U.S. government and government-sponsored securities:
From one through five years	$4,259	$27	$-	$4,286
From five through ten years	936	160	-	1,096
	5,195	187	-	5,382

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
From five through ten years	5,701	210	-	5,911
After ten years	108,044	3,110	(115)	111,039
	113,745	3,320	(115)	116,950
Total held-to-maturity securities	$118,940	$3,507	$(115)	$122,332

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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

There were $206,000 in realized gains and no losses on sales of available-for-sale securities for the three months ended December 31, 2012.  There were no gross gains and no gross losses realized on sales of available-for-sale securities for the three months ended December 31, 2011.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  There were other-than-temporary impairment charges on available-for-sale securities of $312,000 and $214,000 realized in income during the three months ended December 31, 2012 and 2011, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $418,000 and $1.3 million, net of $106,000 and $1.1 million recognized in other comprehensive income/loss for the three months ended December 31, 2012 and 2011, respectively, before taxes. There were $206,000 in realized gains and no losses on sales of available-for-sale securities for the six months ended December 31, 2012.  There were gross gains of $235,000 and no gross losses realized on sales of available-for-sale securities for the six months ended December 31, 2011. There were other-than-temporary impairment charges on available-for-sale securities of $401,000 and $1.0 million realized in income during the six months ended December 31, 2012 and 2011, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $529,000 and $2.4 million, net of $128,000 and $1.4 million recognized in other comprehensive income/loss for the six months ended December 31, 2012 and 2011, respectively, before taxes.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

December 31, 2012:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$994	$6	$-	$-	$994	$6
Corporate bonds and other securities	-	-	4,762	1,237	4,762	1,237
U.S. Government sponsored and guaranteed mortgage-backed securities	2,462	17	-	-	2,462	17
Total temporarily impaired available-for-sale	3,456	23	4,762	1,237	8,218	1,260

Held-to-maturity:
U.S. Government and government-sponsored securities	2,259	-	-	-	2,259	-
U.S. Government sponsored and guaranteed mortgage-backed securities	22,919	115	-	-	22,919	115
Total temporarily impaired held-to-maturity	25,178	115	-	-	25,178	115

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	2,111	19	2,789	419	4,900	438

Total temporarily-impaired and other- than-temporarily impaired securities	$30,745	$157	$7,551	$1,656	$38,296	$1,813

June 30, 2012:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
Corporate bonds and other obligations	$-	$-	$4,654	$1,344	$4,654	$1,344
U.S. Government sponsored and guaranteed mortgage-backed securities	1,826	14	-	-	1,826	14
Equity securities	7,625	375	-	-	7,625	375
Total temporarily impaired available-for-sale	9,451	389	4,654	1,344	14,105	1,733

Held-to-maturity:
U.S. Government and government-sponsored securities	2,257	7	-	-	2,257	7
U.S. Government sponsored and guaranteed mortgage-backed securities	10,141	10	-	-	10,141	10
Total temporarily impaired held-to-maturity	12,398	17	-	-	12,398	17

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	1,767	21	6,512	1,229	8,279	1,250

Total temporarily-impaired and other- than-temporarily impaired securities	$23,616	$427	$11,166	$2,573	$34,782	$3,000

(1) Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2012 and June 30, 2012, there were 25 and 27 individual investment securities, respectively, with declines in fair value below the amortized cost basis of the security.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  The unrealized losses are primarily caused by (a) interest rate fluctuations, (b) recent decreases in profitability and near-term profit forecasts by industry analysts and (c) recent downgrades by industry analysts.  The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of investment.  While the companies’ credit ratings have decreased, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

For the quarter ended December 31, 2012, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands):

Balance as of June 30, 2011	$13,307
Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	1,964
Reductions for securities sold during the period	-

Balance as of June 30, 2012	15,271

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-

Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	401
Reductions for securities sold during the period	-

Balance as of December 31, 2012	$15,672

Auction-rate trust preferred securities. At December 31, 2012, our auction-rate trust preferred securities (ARP) portfolio totaled $10.7 million, all of which were classified as available-for-sale.   Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At December 31, 2012, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

Since that time, the Company attempted to divest itself of the ARPs, but was prevented from doing so due to the continued failure of the auction market.  The Company continued to carry its investments at par value, despite the increased liquidity risk, because the credit strength of the issuers of the collateral preferred shares remained high, and the yield remained above-market.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information as of December 31, 2012 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	02-21-13	02-27-13	02-15-13
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.54%	4.66%	4.68%
Dividends Current:	Yes	Yes	Yes

Trust preferred securities. As of December 31, 2012, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $4.8 million, all of which were classified as available-for-sale.   The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  The Company believes the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost basis which may be at maturity.

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2012 and June 30, 2012:

	December 31,	June 30,
	2012	2012
	(in thousands)

Mortgage Loans:
Residential (1)	$195,861	$200,148
Commercial real estate	44,418	45,032
Residential construction	2,253	3,044
Commercial	2,677	3,459
Consumer and other	746	898

Total loans	245,955	252,581

Unadvanced construction loans	(2,125)	(1,559)
	243,830	251,022
Net deferred loan costs	561	463
Allowance for loan losses	(2,935)	(2,913)

Loans, net	$241,456	$248,572

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

The following table presents the Company’s loan segments by internally assigned grades at December 31, 2012 and June 30, 2012:

	Residential	Commercial	Residential		Consumer
December 31, 2012	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$192,003	$29,500	$1,033	$2,651	$746	$225,933
Special Mention	333	3,421	-	26	-	3,780
Substandard	3,066	8,178	429	-	-	11,673
Doubtful	459	1,985	-	-	-	2,444
Loss	-	-	-	-	-	-
Total	$195,861	$43,084	$1,462	$2,677	$746	$243,830

	Residential	Commercial	Residential		Consumer
June 30, 2012	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$195,825	$32,032	$1,875	$2,834	$898	$233,464
Special Mention	338	1,719	-	625	-	2,682
Substandard	3,605	9,998	424	-	-	14,027
Doubtful	380	469	-	-	-	849
Loss	-	-	-	-	-	-
Total	$200,148	$44,218	$2,299	$3,459	$898	$251,022

The following table represents modifications that were deemed to be troubled debt restructures for the six months ended December 31, 2011.  There were no modifications deemed to be troubled debt restructures for the six months ended December 31, 2012.

		Pre-Modifcation	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
		(Dollars in thousands)
Real Estate:
Residential	6	$634	$635
Commercial	11	1,193	1,227
		1,827	1,862

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

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification during the periods indicated:

	Three months ended		Three months ended
	December 31, 2012		December 31, 2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
Real Estate:
Residential	1	$30	2	$209

	Six months ended		Six months ended
	December 31, 2012		December 31, 2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Real Estate:
Residential	1	$30	2	$209
Commercial	-	-	1	226
Total	1	$30	3	$435

The defaults on the commercial and residential troubled debt restructures were the result of the borrower’s delinquent loan payments during the period.  The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At December 31,	At June 30,
	2012	2012
	(Dollars in thousands)
Non-accrual loans:
Residential	$3,526	$3,985
Commercial real estate	3,965	3,975
Residential construction	429	424
Total non-accrual loans	7,920	8,384

Accruing loans past due 90 days or more:	-	-

Total non-performing loans	7,920	8,384

Other real estate owned	1,556	1,683
Total non-performing assets	$9,476	$10,067

Total non-performing loans to total loans	3.24%	3.33%

The balance in non-performing loans is a direct correlation to the deterioration experienced in the real estate climate over the past several years.  Management is focused on working with borrowers and guarantors to resolve these trends by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal on file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and Loan Review, the ultimate amount recoverable is less than the carrying value, or the collection of the amount is expected to be unduly prolonged.  The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans.

The following table sets forth information regarding past due loans at December 31, 2012 and June 30, 2012:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At December 31, 2012	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$2,104	$363	$1,197	$3,664
Commercial	541	-	1,666	2,207
Residential Construction	-	-	429	429
Total	$2,645	$363	$3,292	$6,300

At June 30, 2012

Real Estate:
Residential	$363	$162	$940	$1,465
Commercial	159	-	1,573	1,732
Residential Construction	-	-	424	424
Total	$522	$162	$2,937	$3,621

The following is a summary of information pertaining to impaired loans at December 31, 2012 and June 30, 2012:

	At December 31, 2012			At June 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$1,921	$2,033	$-	$1,415	$1,415	$-
Commercial	5,177	6,027	-	6,668	6,754	-
Residential construction	429	429	-	424	424	-
Consumer and other	21	21	-	27	27	-
Total impaired with no specific reserves	7,548	8,510	-	8,534	8,620	-

Impaired loans with a valuation allowance:
Real Estate:
Residential	2,394	2,487	146	3,431	3,527	185
Commercial	186	186	1	3,402	3,768	190
Total impaired with a specific reserve	2,580	2,673	147	6,833	7,295	375

Total Impaired Loans:
Real Estate:
Residential	4,315	4,520	146	4,846	4,942	185
Commercial	5,363	6,213	1	10,070	10,522	190
Residential construction	429	429	-	424	424	-
Consumer and other	21	21	-	27	27	-
Total impaired loans	$10,128	$11,183	$147	$15,367	$15,915	$375

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	December 31, 2012			December 31, 2011
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$4,560	$18	$10	$2,504	$-	$3
Commercial	5,185	29	2	7,364	41	23
Residential Construction	429	-	-	-	-	-
Consumer and other	22	-	-	54	1	-
Total impaired loans	$10,196	$47	$12	$9,922	$42	$26

	Six months ended			Six months ended
	December 31, 2012			December 31, 2011
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$4,655	$48	$27	$2,471	$17	$9
Commercial	6,658	91	16	7,608	104	44
Residential Construction	427	-	-	-	4	4
Consumer and other	24	1	-	55	2	-
Total impaired loans	$11,764	$140	$43	$10,134	$127	$57

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended December 31, 2012 and 2011 is as follows:

Three months ended
December 31, 2012	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,536	$1,229	$19	$32	$36	$175	$3,027
Charge-offs	(132)	(293)	-	-	(15)	-	(440)
Recoveries	10	19	-	-	4	-	33
Provision (credit)	(12)	365	(3)	(11)	12	(36)	315
Ending Balance	$1,402	$1,320	$16	$21	$37	$139	$2,935

Three months ended
December 31, 2011	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,533	$1,241	$21	$86	$10	$21	$2,912
Charge-offs	(39)	-	-	-	(14)	-	(53)
Recoveries	1	-	-	4	6	-	11
Provision (credit)	138	12	(4)	(8)	6	67	211
Ending Balance	$1,633	$1,253	$17	$82	$8	$88	$3,081

An analysis of the allowance for loan losses for the six months ended December 31, 2012 and 2011 is as follows:

Six months ended
December 31, 2012	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,485	$1,347	$20	$17	$37	$7	$2,913
Charge-offs	(174)	(416)	-	-	(32)	-	(622)
Recoveries	50	19	-	1	9	-	79
Provision (credit)	41	370	(4)	3	23	132	565
Ending Balance	$1,402	$1,320	$16	$21	$37	$139	$2,935

Six months ended
December 31, 2011	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,520	$1,286	$28	$140	$11	$87	$3,072
Charge-offs	(106)	(476)	-	-	(30)	-	(612)
Recoveries	3	-	-	6	10	-	19
Provision (credit)	216	443	(11)	(64)	17	1	602
Ending Balance	$1,633	$1,253	$17	$82	$8	$88	$3,081

Further information pertaining to the allowance for loan losses at December 31, 2012 and June 30, 2012 is as follows:

At December 31, 2012	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$146	$1	$-	$-	$-	$-	$147

Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,256	$1,319	$16	$21	$37	$139	$2,788

Loans: Ending balance	$195,861	$43,084	$1,462	$2,677	$746	$-	$243,830

Ending balance: Impaired loans	$4,315	$5,363	$429	$-	$21	$-	$10,128

Ending balance: Non-impaired loans	$191,546	$37,721	$1,033	$2,677	$725	$-	$233,702

At June 30, 2012	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$185	$190	$-	$-	$-	$-	$375

Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,300	$1,157	$20	$17	$37	$7	$2,538

Loans: Ending balance	$200,148	$44,218	$2,299	$3,459	$898	$-	$251,022

Ending balance: Impaired loans	$4,846	$10,070	$424	$-	$27	$-	$15,367

Ending balance: Non-impaired loans	$195,302	$34,148	$1,875	$3,459	$871	$-	$235,655

NOTE 10 – Accumulated Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items are components of accumulated other comprehensive income (loss).

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	December 31,	June 30,
	2012	2012
	(in thousands)
Net unrealized gain on securities available-for-sale	$71	$(1,534)
Tax effect	25	(521)
Accumulated other comprehensive income (loss)	$46	$(1,013)

NOTE 11 – FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value for December 31, 2012.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended December 31, 2012.

The following summarizes assets measured at fair value on a recurring basis at December 31, 2012 and June 30, 2012:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At December 31, 2012	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$994	$-	$994	$-
Corporate bonds and other securities	4,762	-	4,762	-
U.S. Government sponsored and guaranteed mortgage-backed securities	15,159	-	15,159	-
Non-agency mortgage-backed securities	8,163	-	8,163	-
Equity securities	10,733	-	-	10,733
Total	$39,811	$-	$29,078	$10,733

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2012	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$459	$-	$459	$-
Corporate bonds and other securities	4,654	-	4,654	-
U.S. Government sponsored and guaranteed mortgage-backed securities	24,113	-	24,113	-
Non-agency mortgage-backed securities	8,351	-	8,351	-
Equity securities	9,636	-	-	9,636
Total	$47,213	$-	$37,577	$9,636

The table below represents the changes in level 3 assets measured at fair value for the three months ended December 31, 2012.

(in thousands)
Beginning balance, June 30, 2012	$9,636
Unrealized gains included in other comprehensive income	1,097
Ending balance, December 31, 2012	$10,733

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the six months ended December 31, 2012 and 2011.

		Quoted Prices in	Significant Other	Significant	Total Losses	Total Losses
		Active Markets for	Observable	Unobservable	for the three	for the six
At December 31, 2012	Total Fair	Identical Assets	Inputs	Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2012	December 31, 2012
	(in thousands)

Other real estate owned	$290	$-	$-	$290	$-	$(48)

		Quoted Prices in	Significant Other	Significant	Total Losses	Total Losses
		Active Markets for	Observable	Unobservable	for the three	for the six
At December 31, 2011	Total Fair	Identical Assets	Inputs	Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2011	December 31, 2011
	(in thousands)

Impaired loans	$1,736	$-	$-	$1,736	$(108)	$(214)
Other real estate owned	363	-	-	363	(39)	(54)
Totals	$2,099	$-	$-	$2,099	$(147)	$(268)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2012 and 2011 or June 30, 2012.

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

Accrued Interest.  The carrying amounts of accrued interest approximate fair value.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of December 31, 2012 and June 30, 2012:

	December 31, 2012
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$8,497	$8,497	$-	$-	$8,497
Securities available-for-sale	39,811	-	29,078	10,733	39,811
Securities held-to-maturity	118,940	-	122,332	-	122,332
Federal Home Loan Bank stock	7,536	-	-	7,536	7,536
Loans held-for-sale	1,273	-	-	1,273	1,273
Loans, net	241,456	-	-	247,678	247,678
Accrued interest receivable	1,034	-	-	1,034	1,034

Financial liabilities:
Deposits	332,780	-	-	335,231	335,231
Mortgagors’ escrow accounts	1,944	-	-	1,944	1,944
Federal Home Loan Bank advances	53,500	-	55,148	-	55,148
Securities sold under agreements to repurchase	4,923	-	4,923	-	4,923
Accrued interest payable	161	-	-	161	161

	June 30, 2012
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$11,413	$11,413	$-	$-	$11,413
Securities available-for-sale	47,213	-	37,577	9,636	47,213
Securities held-to-maturity	105,195	-	108,336	-	108,336
Federal Home Loan Bank stock	7,536	-	-	7,536	7,536
Loans held-for-sale	776	-	-	794	794
Loans, net	248,572	-	-	255,075	255,075
Accrued interest receivable	1,158	-	-	1,158	1,158

Financial liabilities:
Deposits	342,338	-	-	344,675	344,675
Mortgagors’ escrow accounts	2,034	-	-	2,034	2,034
Federal Home Loan Bank advances	53,500	-	55,340	-	55,340
Securities sold under agreements to repurchase	3,653	-	3,653	-	3,653
Accrued interest payable	166	-	-	166	166

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded in Unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  There were no unvested stock awards outstanding at or during the six months ended December 31, 2012.

NOTE 13 – Dividends

The Company did not declare a dividend during the six months ended December 31, 2012 and 2011.

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

The contractual amounts of outstanding commitments were as follows:

	December,	June 30,
	2012	2012
	(in thousands)
Commitments to extend credit:
Loan commitments	$6,395	$3,646
Unadvanced construction loans	2,125	1,559
Unadvanced lines of credit	12,640	12,690
Standby letters of credit	842	842
Outstanding commitments	$22,002	$18,737

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at December 31, 2012 and June 30, 2012 and results of operations for the three and six months ended December 31, 2012 and 2011, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2012 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2012.

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

During the quarters ended December 31, 2012 and 2011, the Company recorded non-cash OTTI charges of $312,000 and $214,000, respectively, on non-agency mortgage-backed securities.  The net interest margin increased from 2.42% for the quarter ended December 31, 2011 to 2.51% for the quarter ended December 31, 2012, primarily due an increase in net earning assets.  In addition, non-interest expense decreased $168,000 during the quarter ended December 31, 2012 compared to the quarter ended December 31, 2011.  The provision for loan losses increased $104,000 during the quarter ended December 31, 2012 as compared to the quarter ended December 31, 2011.

During the six months ended December 31, 2012 and 2011, the Company recorded non-cash OTTI charges of $401,000 and $1.0 million, respectively, on non-agency mortgage-backed securities.  The net interest margin increased from 2.44% for the six months ended December 31, 2011 to 2.56% for the six months ended December 31, 2012, primarily due to an increase in net earning assets.  In addition, non-interest expense decreased $352,000 during the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  The provision for loan losses decreased $37,000 during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.

Comparison of Financial Condition at December 31, 2012 and June 30, 2012

Assets

Total assets decreased to $445.6 million at December 31, 2012 from $452.3 million at June 30, 2012.  Cash and cash equivalents decreased $2.9 million and totaled $8.5 million or 1.9% of total assets.  Investments in available-for-sale securities decreased $7.4 million and totaled $39.8 million or 8.9% of total assets at December 31, 2012.  Investments in held-to-maturity securities increased $13.7 million and totaled $118.9 million or 26.7% of total assets at December 31, 2012.  Net loans decreased $7.1 million and totaled $241.5 million or 54.2% of total assets at December 31, 2012.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and non-performing loans at December 31, 2012 and June 30, 2012.  For additional information, see “Comparison of Operating Results for the Three and Six months ended December 31, 2012 and 2011 – Provision for loan losses.”

	December 31,	June 30,
	2012	2012
	(Dollars in thousands)

Allowance for loan losses	$2,935	$2,913
Gross loans outstanding	244,391	251,485
Non-performing loans	7,920	8,384

Allowance/gross loans outstanding	1.20%	1.16%
Allowance/non-performing loans	37.1%	34.7%

Liabilities

Total liabilities decreased to $395.6 million at December 31, 2012 from $404.2 million at June 30, 2012.  Total deposits decreased to $332.8 million at December 31, 2012 from $342.3 million at June 30, 2012, a decrease of $9.5 million or 2.8%.  Federal Home Loan Bank advances remained unchanged at $53.5 million.   Securities sold under agreements to repurchase increased to $4.9 million at December 31, 2012 from $3.7 million at June 30, 2012, an increase of $1.2 million or 34.8%.

Stockholders’ Equity

Stockholders’ equity increased to $50.0 million at December 31, 2012 from $48.1 million at June 30, 2012, primarily due to a $1.1 million decrease in unrealized losses on available-for-sale securities net of tax recorded in accumulated other comprehensive income and net income of $684,000 for the six months ended December 31, 2012.

Comparison of Operating Results for the Three and Six months ended December 31, 2012 and 2011

Net Income

Net income amounted to $181,000 or $0.03 per basic and diluted share for the quarter ended December 31, 2012 compared to net income of $11,000 or $0.00 per basic and diluted share for the quarter ended December 31, 2011.  Other-than-temporarily impaired investment write-downs increased $98,000 to $312,000 for the quarter ended December 31, 2012 compared to $214,000 for the quarter ended December 31, 2011.  The provision for loan loss increased by $104,000 to $315,000 for the quarter ended December 31, 2012 compared to $211,000 for the quarter ended December 31, 2011.  Total non-interest expense decreased by $168,000 to $2.7 million for the quarter ended December 31, 2012 compared to $2.9 million for the quarter ended December 31, 2011.  Net interest income was relatively unchanged at $2.6 million for the quarters ended December 31, 2012 and December 31, 2011.  Income tax expense was $29,000 for the quarter ended December 31, 2012 compared to a tax benefit of $41,000 for the quarter ended December 31, 2011.  This was primarily the result of an increase in pre-tax income and tax preference items.

Net income amounted to $684,000 or $0.11 per basic and diluted share for the six months ended December 31, 2012 compared to net income of $816,000 or $0.13 per basic and diluted share for the six months ended December 31, 2011. The decrease in net income was primarily due to a legal settlement on previously written-down securities of $1.5 million during the six months ended December 31, 2011.  Other-than-temporarily impaired investment write-downs decreased $611,000 to $401,000 for the six months ended December 31, 2012 compared to $1.0 million for the six months ended December 31, 2011.  Income from bank-owned life insurance increased $173,000 to $337,000 for the six months ended December 31, 2012 compared to $164,000 for the six months ended December 31, 2011.  This increase included a $176,000 non-taxable death benefit realized during the six months ended December 31, 2012.  The provision for loan loss decreased by $37,000 to $565,000 for the six months ended December 31, 2012 compared to $602,000 for the six months ended December 31, 2011.  Total non-interest expense decreased by $352,000 to $5.4 million for the six months ended December 31, 2012 compared to $5.7 million for the six months ended December 31, 2011.  Net interest income was relatively unchanged at $5.4 million for the six months ended December 31, 2012 and December 31, 2011.  Income tax expense was $107,000 for the six months ended December 31, 2012 compared to $244,000 for the six months ended December 31, 2011.  This was the result of a decrease in pre-tax income, tax preference items and an increase in non-taxable income from bank-owned life insurance.

Interest and Dividend Income

Interest and dividend income amounted to $3.9 million for the quarter ended December 31, 2012 compared to $4.5 million for the quarter ended December 31, 2011, a decrease of $574,000 or 12.8%.  This was primarily due to a decrease in yield on earning assets of 39 basis points to 3.69% for the quarter ended December 31, 2012 compared to 4.08% for the quarter ended December 31, 2011 as well as a decrease in average interest earning assets.  Average investment securities decreased $6.4 million to $165.8 million for the quarter ended December 31, 2012 compared to $172.2 million for the quarter ended December 31, 2011.  The yield on investment securities decreased 57 basis points to 2.25% for the quarter ended December 31, 2012 compared to 2.82% for the quarter ended December 31, 2011.  Average loans decreased by $8.5 million to $248.1 million for the quarter ended December 31, 2012 compared to $256.6 million for the quarter ended December 31, 2011.  The yield on loans decreased 29 basis points to 4.72% for the quarter ended December 31, 2012 compared to 5.01% for the quarter ended December 31, 2011.

Interest and dividend income amounted to $8.0 million for the six months ended December 31, 2012 compared to $9.1 million for the six months ended December 31, 2011, a decrease of $1.1 million or 12.6%.  This was primarily due to a decrease in yield on earning assets of 36 basis points to 3.77% for the six months ended December 31, 2012 compared to 4.13% for the six months ended December 31, 2011 as well as a decrease in average interest earning assets.  Average investment securities decreased $10.6 million to $165.0 million for the six months ended December 31, 2012 compared to $175.6 million for the six months ended December 31, 2011.  The yield on investment securities decreased 47 basis points to 2.37% for the six months ended December 31, 2012 compared to 2.84% for the six months ended December 31, 2011.  Average loans decreased by $6.7 million to $249.7 million for the six months ended December 31, 2012 compared to $256.4 million for the six months ended December 31, 2011.  The yield on loans decreased 35 basis points to 4.77% for the six months ended December 31, 2012 compared to 5.12% for the six months ended December 31, 2011.

Interest Expense

Interest expense amounted to $1.3 million for the quarter ended December 31, 2012 compared to $1.8 million for the quarter ended December 31, 2011, a decrease of $570,000 or 31.3%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 48 basis points to 1.41% for the quarter ended December 31, 2012 from 1.89% for the quarter ended December 31, 2011.  The average rate on interest-bearing deposits decreased by 31 basis points to 1.06% for the quarter ended December 31, 2012 compared to 1.37% for the quarter ended December 31, 2011.  The average rate on borrowed money decreased by 54 basis points to 3.12% for the quarter ended December 31, 2012 compared to 3.66% for the quarter ended December 31, 2011.

Interest expense amounted to $2.6 million for the six months ended December 31, 2012 compared to $3.7 million for the six months ended December 31, 2011, a decrease of $1.1 million or 31.3%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 49 basis points to 1.43% for the six months ended December 31, 2012 from 1.92% for the six months ended December 31, 2011.  The average rate on interest-bearing deposits decreased by 33 basis points to 1.09% for the six months ended December 31, 2012 compared to 1.42% for the six months ended December 31, 2011.  The average rate on borrowed money decreased by 47 basis points to 3.11% for the six months ended December 31, 2012 compared to 3.58% for the six months ended December 31, 2011.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.6 million for the quarter ended December 31, 2012 compared to $2.6 million for the quarter ended December 31, 2011, a decrease of $4,000 or 0.2%.  Net interest rate spread increased by nine basis points to 2.28% for the quarter ended December 31, 2012 from 2.19% for the quarter ended December 31, 2011.  Net interest margin increased nine basis points to 2.51% from 2.42% when comparing the quarters ended December 31, 2012 and 2011, respectively.  Net interest-earning assets increased $12.2 million to $65.8 million for the quarter ended December 31, 2012 compared to $53.6 million for the quarter ended December 31, 2011.

Net interest and dividend income amounted to $5.4 million for the six months ended December 31, 2012 compared to $5.4 million for the six months ended December 31, 2011, an increase of $17,000 or 0.3%.  Net interest rate spread increased by 13 basis points to 2.34% for the six ended December 31, 2012 from 2.21% for the six months ended December 31, 2011.  Net interest margin increased 12 basis points to 2.56% from 2.44% when comparing the six months ended December 31, 2012 and 2011, respectively.  Net interest-earning assets increased $11.2 million to $65.0 million for the six months ended December 31, 2012 compared to $53.8 million for the six months ended December 31, 2011.

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

Provision for Loan Losses

The provision for loan losses amounted to $315,000 for the quarter ended December 31, 2012 compared to $211,000 for the quarter ended December 31, 2011, an increase of $104,000 or 49.3%.  The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain internal and external factors.  Among the factors management considers are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in non-performing loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of these factors.  The ratio of the allowance to gross loans outstanding was 1.20% as of December 31, 2012 and 1.16% as of June 30, 2012.  Net charge-offs were $407,000 for the quarter ended December 31, 2012 compared to net charge-offs of $42,000 for the quarter ended December 31, 2011.

The provision for loan losses amounted to $565,000 for the six months ended December 31, 2012 compared to $602,000 for the six months ended December 31, 2011, a decrease of $37,000 or 6.1%.  Net charge-offs were $543,000 for the six months ended December 31, 2012 compared to net charge-offs of $593,000 for the six months ended December 31, 2011.

Non-interest Income

Non-interest income totaled $597,000 for the quarter ended December 31, 2012 compared to $417,000 for the quarter ended December 31, 2011, an increase of $180,000 or 43.2%.  The increase was primarily due to a $206,000 net gain on sales of available-for-sale securities during the current quarter.  This was partially offset by an increase in other-than-temporary impairment charges on available-for-sale securities of $98,000 to $312,000 for the quarter ended December 31, 2012 compared to $214,000 for the quarter ended December 31, 2011.  The impairment charges for the three months ended December 31, 2012 and December 31, 2011 were the result of credit losses on non-agency mortgage-backed securities.  Mortgage banking activities increased by $73,000 or 331.8% to $95,000 for the quarter ended December 31, 2012 compared to $22,000 for the quarter ended December 31, 2011.  This was primarily due to increased loan sales during the quarter ended December 31, 2012 compared to the quarter ended December 31, 2011.

Non-interest income totaled $1.3 million for the six months ended December 31, 2012 compared to $2.0 million for the six months ended December 31, 2011, a decrease of $675,000 or 34.0%.  The decrease was primarily due to a legal settlement on previously written-down securities of $1.5 million during the six months ended December 31, 2011.  This was partially offset by a decrease in other-than-temporary impairment charges on available-for-sale securities of $611,000 to $401,000 for the six months ended December 31, 2012 compared to $1.0 million for the six months ended December 31, 2011.  The impairment charges for the six months ended December 31, 2012 and December 31, 2011 were the result of credit losses on non-agency mortgage-backed securities.  Income from bank-owned life insurance increased $173,000 to $337,000 for the six months ended December 31, 2012 compared to $164,000 for the six months ended December 31, 2011.  This increase included a $176,000 non-taxable death benefit realized during the six months ended December 31, 2012.  Mortgage banking activities increased by $103,000 or 332.3% to $134,000 for the six months ended December 31, 2012 compared to $31,000 for the six months ended December 31, 2011.  This was primarily due to increased loan sales during the six months ended December 31, 2012 compared to the six months ended December 31, 2011.

Non-interest Expense

Non-interest expense amounted to $2.7 million for the quarter ended December 31, 2012 compared to $2.9 million for the quarter ended December 31, 2011, a decrease of $168,000 or 5.8%.  Compensation and benefits expense decreased $41,000 or 2.7%.  Occupancy and equipment expense increased $13,000 or 4.1%.  All other non-interest expenses decreased $140,000 or 13.3% to $910,000 for the quarter ended December 31, 2012 compared to $1.1 million for the quarter ended December 31, 2011.

Non-interest expense amounted to $5.4 million for the six months ended December 31, 2012 compared to $5.7 million for the six months ended December 31, 2011, a decrease of $352,000 or 6.1%.  Compensation and benefits expense decreased $119,000 or 3.9%.  Occupancy and equipment expense increased $22,000 or 3.5%.  All other non-interest expenses decreased $255,000 or 12.3% to $1.8 million for the six months ended December 31, 2012 compared to $2.1 million for the six months ended December 31, 2011.

Provision for Income Taxes

Income tax expense amounted to $29,000 for the quarter ended December 31, 2012 compared to a tax benefit of $41,000 for the quarter ended December 31, 2011. The effective tax rate was 13.8% for the quarter ended December 31, 2012. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Income tax expense amounted to $107,000 for the six months ended December 31, 2012 compared to $244,000 for the six months ended December 31, 2011. The effective tax rates were 13.5% and 23.0%, respectively. The decrease was mainly due to a decrease in pre-tax income, tax preference items and an increase in non-taxable income from bank-owned life insurance. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended December 31,
	2012			2011
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$165,814	$939	2.25%	$172,225	$1,224	2.82%
Loans	248,125	2,955	4.72%	256,607	3,243	5.01%
Other earning assets	4,519	2	0.18%	5,991	3	0.20%
Total interest-earnings assets	418,458	3,896	3.69%	434,823	4,470	4.08%
Non-interest-earning assets	31,643			35,248
Total assets	$450,101			$470,071

Interest-bearing liabilities:
NOW accounts	$91,588	$127	0.55%	$90,653	$190	0.83%
Savings accounts	55,658	27	0.19%	49,701	44	0.35%
Money market accounts	13,824	13	0.37%	14,956	26	0.69%
Time deposits	132,112	617	1.85%	138,395	755	2.16%
Borrowed money	59,465	468	3.12%	87,483	807	3.66%
Total interest-bearing liabilities	352,647	1,252	1.41%	381,188	1,822	1.89%
Non-interest-bearing demand deposits	42,982			38,565
Other non-interest-bearing liabilities	4,433			4,563
Capital accounts	50,039			45,755
Total liabilities and capital accounts	$450,101			$470,071

Net interest income		$2,644			$2,648
Interest rate spread			2.28%			2.19%
Net interest-earning assets	$65,811			$53,635
Net interest margin			2.51%			2.42%
Average earning assets to
average interest-bearing liabilities			118.66%			114.07%

	For the Six Months Ended December 31,
	2012			2011
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$165,019	$1,971	2.37%	$175,641	$2,515	2.84%
Loans	249,661	6,009	4.77%	256,380	6,617	5.12%
Other earning assets	5,366	5	0.18%	6,767	4	0.12%
Total interest-earnings assets	420,046	7,985	3.77%	438,788	9,136	4.13%
Non-interest-earning assets	29,932			32,057
Total assets	$449,978			$470,845

Interest-bearing liabilities:
NOW accounts	$92,946	$277	0.59%	$90,981	$391	0.85%
Savings accounts	54,609	53	0.19%	49,454	87	0.35%
Money market accounts	14,566	30	0.41%	14,758	51	0.69%
Time deposits	132,969	1,262	1.88%	139,444	1,568	2.23%
Borrowed money	59,908	938	3.11%	90,324	1,631	3.58%
Total interest-bearing liabilities	354,998	2,560	1.43%	384,961	3,728	1.92%
Non-interest-bearing demand deposits	43,041			37,474
Other non-interest-bearing liabilities	2,535			2,268
Capital accounts	49,404			46,142
Total liabilities and capital accounts	$449,978			$470,845

Net interest income		$5,425			$5,408
Interest rate spread			2.34%			2.21%
Net interest-earning assets	$65,048			$53,827
Net interest margin			2.56%			2.44%
Average earning assets to
average interest-bearing liabilities			118.32%			113.98%

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

	For the Three Months Ended December 31, 2012
	Compared to the Three Months Ended December 31, 2011
	Increase (Decrease) Due to
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(241)	$(44)	$(285)
Loans	(183)	(105)	(288)
Other interest-earning assets	-	(1)	(1)
TOTAL INTEREST INCOME	(424)	(150)	(574)

INTEREST EXPENSE:

NOW accounts	(76)	13	(63)
Savings accounts	(47)	30	(17)
Money Market accounts	(11)	(2)	(13)
Time deposits	(105)	(33)	(138)
Borrowed money	(107)	(232)	(339)
TOTAL INTEREST EXPENSE	(346)	(224)	(570)
CHANGE IN NET INTEREST INCOME	$(78)	$74	$(4)

	For the Six Months Ended December 31, 2012
	Compared to the Six Months Ended December 31, 2011
	Increase (Decrease) Due to

INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(399)	$(145)	$(544)
Loans	(438)	(170)	(608)
Other interest-earning assets	3	(2)	1
TOTAL INTEREST INCOME	(834)	(317)	(1,151)

INTEREST EXPENSE:

NOW accounts	(138)	24	(114)
Savings accounts	(57)	23	(34)
Money Market accounts	(20)	(1)	(21)
Time deposits	(236)	(70)	(306)
Borrowed money	(196)	(497)	(693)
TOTAL INTEREST EXPENSE	(647)	(521)	(1,168)
CHANGE IN NET INTEREST INCOME	$(187)	$204	$17

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

    Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at December 31, 2012 and June 30, 2012.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	December 31, 2012	June 30, 2012

Stable
+ 100	-1.52%	-0.56%
+ 200	-6.42%	-4.81%

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

    The tables below set forth, at December 31, 2012, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+300	$34,058	$(15,546)	-31.34%	8.27%	-286
+200	$41,997	$(7,607)	-15.34%	9.90%	-123
+100	$47,828	$(1,776)	-3.58%	10.96%	-16
0	$49,604	$-	0.00%	11.13%	0
-100	$50,709	$1,104	2.23%	11.21%	8

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

    The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2012 of $53.5 million with unused borrowing capacity of $48.7 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of December 31, 2012, the ratio of wholesale borrowings to total assets was 12.1%.

    The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended December 31, 2012 and 2011, the Bank’s principal collections net of loan originations were $6.2 million and ($3.5) million, respectively. Purchases of securities totaled $35.4 million and $19.7 million, for the six months ended December 31, 2012 and 2011, respectively.

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

    Certificates of deposits totaled $131.6 million at December 31, 2012. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

    The Bank was well capitalized at December 31, 2012 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.60%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	17.63%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	16.44%

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

    For the six months ended December 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

    Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date February 13, 2013	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date February 13, 2013	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice-President, Chief Financial Officer and Treasurer