Form 10-Q
period 2013-03-31
PSB Holdings, Inc.
filed 2013-05-13
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of April 30, 2013, there were 6,541,561 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Table of Contents

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

PSB Holdings, Inc.

Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2013	2012
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$3,720	$5,228
Interest-bearing demand deposits with other banks	10,805	6,185
Total cash and cash equivalents	14,525	11,413
Securities available-for-sale, at fair value	39,506	47,213
Securities held-to-maturity (fair value of $131,350 as of
March 31, 2013 and $108,336 as of June 30, 2012)	128,251	105,195
Federal Home Loan Bank stock, at cost	6,953	7,536
Loans held-for-sale	1,447	776
Loans	240,719	251,485
Less: Allowance for loan losses	(2,930)	(2,913)
Net loans	237,789	248,572
Premises and equipment	4,317	4,526
Accrued interest receivable	1,119	1,158
Other real estate owned	1,451	1,683
Goodwill	6,912	6,912
Other intangible assets	133	202
Bank-owned life insurance	8,784	8,759
Due from broker	-	2,000
Deferred tax asset	2,840	3,890
Other assets	1,847	2,508

Total assets	$455,874	$452,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$42,798	$43,785
Interest-bearing	298,142	298,553
Total deposits	340,940	342,338
Mortgagors' escrow accounts	1,150	2,034
Federal Home Loan Bank advances	53,500	53,500
Securities sold under agreements to repurchase	6,452	3,653
Other liabilities	2,614	2,683
Total liabilities	404,656	404,208

Stockholders' Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized,
6,943,125 shares issued, 6,541,561 shares outstanding
at March 31, 2013 and 6,528,863 at June 30, 2012	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	24,456	23,630
Accumulated other comprehensive income (loss)	1,026	(1,013)
Unearned ESOP shares	(1,469)	(1,565)
Treasury stock, at cost (401,564 shares at
March 31, 2013 and 414,262 at June 30, 2012)	(4,091)	(4,213)
Total stockholders' equity	51,218	48,135

Total liabilities and stockholders' equity	$455,874	$452,343

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Net Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,786	$3,181	$8,795	$9,797
Interest and dividends on investments	901	1,161	2,877	3,680
Total interest and dividend income	3,687	4,342	11,672	13,477

Interest expense:
Deposits and escrow	741	911	2,364	3,008
Borrowed funds	389	653	1,327	2,284
Total interest expense	1,130	1,564	3,691	5,292
Net interest and dividend income	2,557	2,778	7,981	8,185

Provision for loan losses	135	190	700	791
Net interest and dividend income after provision for loan losses	2,422	2,588	7,281	7,394

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(238)	(1,193)	(767)	(3,421)
Portion of losses recognized in other comprehensive income	201	700	329	1,916
Net impairment losses recognized in earnings	(37)	(493)	(438)	(1,505)
Fees for services	416	427	1,322	1,404
Mortgage banking activities	59	40	193	71
Net commissions from brokerage service	26	35	89	99
Income from bank-owned life insurance	74	81	412	245
Gain on sales and calls of available-for-sale securities, net	-	-	206	235
Income from legal settlement	-	-	-	1,452
Other income	45	30	108	102
Total non-interest income	583	120	1,892	2,103

Non-interest expense:
Compensation and benefits	1,433	1,441	4,347	4,475
Occupancy and equipment	335	306	978	927
Data processing	142	136	422	629
LAN/WAN network expense	37	38	110	106
Advertising and marketing	41	62	126	212
OCC assessment	47	46	140	138
FDIC deposit insurance	150	158	447	452
Other real estate owned	35	14	99	80
Write-down of other real estate owned	-	-	48	15
Other non-interest expense	457	440	1,337	1,336
Total non-interest expense	2,677	2,641	8,054	8,370
Income before income tax expense	328	67	1,119	1,127

Income tax expense	68	31	175	275
NET INCOME	$260	$36	$944	$852

Earnings per common share
Basic	$0.04	$0.01	$0.15	$0.13
Diluted	$0.04	$0.01	$0.15	$0.13

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income
(Unaudited)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands)
Net Income	$260	$36	$944	$852

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	1,648	3,595	3,185	905
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	37	493	232	1,270
Non credit portion of other-than-temporary losses on available-for-sale securities	(201)	(700)	(329)	(1,916)

Other comprehensive income before tax	1,484	3,388	3,088	259
Income tax expense related to other comprehensive income	(504)	(1,152)	(1,049)	(88)
Other comprehensive income net of tax	980	2,236	2,039	171
Total comprehensive income	$1,240	$2,272	$2,983	$1,023

(1)	Amounts are included in net impairment losses recognized in earnings and gains on sales and calls of available-for-salesecurities, net in non-interest income on the consolidated statements of net income. Income tax expense associated with thereclassification adjustments was approximately $13,000 and $167,000 for the three months ended March 31, 2013 and 2012, respectively, and $79,000 and $432,000 for the nine months ended March 31, 2013 and 2012, respectively.

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended March 31, 2013 and 2012
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)

Balances at June 30, 2011	$694	$30,594	$22,648	$(1,267)	$(1,693)	$(16)	$(4,213)	$46,747

Comprehensive income	-	-	852	171	-	-	-	1,023
ESOP shares committed to be released (9,585 shares)	-	-	(51)	-	96	-	-	45
Stock-based compensation	-	7	-	-	-	14	-	21

Balances at March 31, 2012	$694	$30,601	$23,449	$(1,096)	$(1,597)	$(2)	$(4,213)	$47,836

Balances at June 30, 2012	$694	$30,602	$23,630	$(1,013)	$(1,565)	$-	$(4,213)	$48,135

Comprehensive income	-	-	944	2,039	-	-	-	2,983
ESOP shares committed to be released (9,585 shares)	-	-	(49)	-	96	-	-	47
Shares issued in connection with Rabbi Trust plan	-	-	(69)	-	-	-	122	53

Balances at March 31, 2013	$694	$30,602	$24,456	$1,026	$(1,469)	$-	$(4,091)	$51,218

See notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months
	Ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$944	$852
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of securities, net	987	1,019
Gain on sales and calls of securities, net	(206)	(235)
Impairment losses on securities	438	1,505
Net (increase) decrease in loans held-for-sale	(671)	1,253
Accretion of deferred loan fees, net	(48)	(225)
Provision for loan losses	700	791
Gain on sale of other real estate owned, net	(10)	(18)
Write-down of other real estate owned	48	15
Loss on sale of premises and equipment	1	-
Depreciation and amortization	343	308
Amortization of core deposit intangible	69	91
Decrease in accrued interest receivable and other assets	632	1,261
Increase in cash surrender value of bank-owned life insurance	(235)	(245)
Bank-owned life insurance death benefit income	(176)	-
(Decrease) increase in other liabilities	(69)	131
Amortization of ESOP expense	47	45
Stock-based compensation	-	21
Net cash provided by operating activities	2,794	6,569
Cash flows from investing activities
Purchase of available-for-sale securities	(1,000)	(5,457)
Proceeds from sales, calls, pay downs and maturities of available-for-sale securities	11,539	9,126
Purchase of held-to-maturity securities	(51,247)	(16,189)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	29,229	31,308
Redemption of Federal Home Loan Bank Stock	583	520
Loan repayments net of originations	9,675	918
Purchase of bank-owned life insurance	-	(2,000)
Recoveries of loans previously charged off	173	33
Proceeds from the surrender of bank-owned life insurance policy	386	-
Proceeds from sale of other real estate owned	477	626
Capital expenditures - premises and equipment	(67)	(82)
Net cash (used in) provided by investing activities	(252)	18,803
Cash flows from financing activities
Net (decrease) increase in deposit accounts	(1,398)	5,831
Net decrease in mortgagors' escrow accounts	(884)	(658)
Proceeds from Federal Home Loan Bank advances	87,030	2,000
Repayments of Federal Home Loans Bank advances	(87,030)	(29,000)
Net increase (decrease) in securities sold under agreements to repurchase	2,799	(232)
Shares issued in connection with Rabbi Trust plan	53	-
Net cash provided by (used in) financing activities	570	(22,059)
Increase in cash and cash equivalents	3,112	3,313
Cash and cash equivalents at beginning of year	11,413	8,273
Cash and cash equivalents at end of period	$14,525	$11,586
Supplemental disclosures
Cash paid during the period for:
Interest	$3,712	$5,389
Income taxes refunded	(146)	(433)
Loans transferred to other real estate owned	283	1,702
Decrease in due from broker	2,000	-

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

NOTE  2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2013.  These financial statements should be read in conjunction with the 2012 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2012.

NOTE 3 – Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12 to defer changes that relate to the presentation of reclassification adjustments but the other requirements of ASU 2011-05 remain in effect. This amendment became effective for the Company on July 1, 2012 and did not have a material impact on the Company’s consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This amendment became effective for the Company on July 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This Update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated comprehensive income by the respective line item of net income.  This ASU is effective for public entities for reporting periods beginning after December 31, 2012.  The Company adopted this ASU as of March 31, 2013 and there was no impact in the Company’s consolidated financial results as the amendments relate only to disclosures in the consolidated financial statements.

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

Consumer/other - Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

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

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and recorded $438,000 and $1.5 million of other-than-temporary impairment charges through income during the nine months ended March 31, 2013 and 2012, respectively.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net income	$260,000	$36,000	$944,000	$852,000

Average basic common shares	6,391,438	6,365,960	6,381,417	6,362,753
Dilutive effect of stock options (1)	-	-	-	-
Average diluted common shares	6,391,438	6,365,960	6,381,417	6,362,753

Basic EPS:	$0.04	$0.01	$0.15	$0.13
Diluted EPS:	$0.04	$0.01	$0.15	$0.13

(1)      For the three and nine months ended March 31, 2013 and 2012, options to purchase 222,921 shares of common stock were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value and estimated market values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
March 31, 2013
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
From five through ten years	$1,000	$-	$(6)	$994

Corporate bonds and other securities:
After ten years	5,999	-	(1,094)	4,905

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
Due in one year or less	53	2	-	55
From one through five years	905	56	-	961
From five through ten years	764	38	-	802
After ten years	11,166	666	(12)	11,820
	12,888	762	(12)	13,638

Non-agency mortgage-backed securities:
After ten years	8,065	292	(368)	7,989

Total debt securities	27,952	1,054	(1,480)	27,526

Equity securities:
Auction rate preferred stock	10,000	1,980	-	11,980

Total available-for-sale securities	$37,952	$3,034	$(1,480)	$39,506

Held-to-maturity:
U.S. government and government-sponsored securities:
From one through five years	$4,259	$24	$(6)	$4,277
From five through ten years	937	157	-	1,094
	5,196	181	(6)	5,371

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
From five through ten years	5,145	209	-	5,354
After ten years	117,910	2,839	(124)	120,625
	123,055	3,048	(124)	125,979
Total held-to-maturity securities	$128,251	$3,229	$(130)	$131,350

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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

There were no realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2013 or for the three months ended March 31, 2012.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  There were other-than-temporary impairment charges on available-for-sale securities of $37,000 and $493,000 realized in income during the three months ended March 31, 2013 and 2012, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $238,000 and $1.2 million, net of $201,000 and $700,000 recognized in other comprehensive income/loss for the three months ended March 31, 2013 and 2012, respectively, before taxes. There were $206,000 in realized gains and no losses on sales of available-for-sale securities for the nine months ended March 31, 2013.  There were gross gains of $235,000 and no losses realized on sales of available-for-sale securities for the nine months ended March 31, 2012. There were other-than-temporary impairment charges on available-for-sale securities of $438,000 and $1.5 million realized in income during the nine months ended March 31, 2013 and 2012, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $767,000 and $3.4 million, net of $329,000 and $1.9 million recognized in other comprehensive income/loss for the nine months ended March 31, 2013 and 2012, respectively, before taxes.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

March 31, 2013:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$994	$6	$-	$-	$994	$6
Corporate bonds and other securities	-	-	4,905	1,094	4,905	1,094
U.S. Government-sponsored and guaranteed
mortgage-backed securities	-	-	1,563	12	1,563	12
Total temporarily impaired available-for-sale	994	6	6,468	1,106	7,462	1,112

Held-to-maturity:
U.S. Government and government-sponsored securities	2,253	6	-	-	2,253	6
U.S. Government-sponsored and guaranteed
mortgage-backed securities	31,813	124	-	-	31,813	124
Total temporarily impaired held-to-maturity	34,066	130	-	-	34,066	130

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	2,682	82	2,068	286	4,750	368

Total temporarily-impaired and other-
than-temporarily impaired securities	$37,742	$218	$8,536	$1,392	$46,278	$1,610

June 30, 2012:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
Corporate bonds and other obligations	$-	$-	$4,654	$1,344	$4,654	$1,344
U.S. Government-sponsored and guaranteed
mortgage-backed securities	1,826	14	-	-	1,826	14
Equity securities	7,625	375	-	-	7,625	375
Total temporarily impaired available-for-sale	9,451	389	4,654	1,344	14,105	1,733

Held-to-maturity:
U.S. Government and government-sponsored securities	2,257	7	-	-	2,257	7
U.S. Government-sponsored and guaranteed
mortgage-backed securities	10,141	10	-	-	10,141	10
Total temporarily impaired held-to-maturity	12,398	17	-	-	12,398	17

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	1,767	21	6,512	1,229	8,279	1,250

Total temporarily-impaired and other-
than-temporarily impaired securities	$23,616	$427	$11,166	$2,573	$34,782	$3,000

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2013 and June 30, 2012, there were 29 and 27 individual investment securities, respectively, with declines in fair value below the amortized cost basis of the security.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  The unrealized losses are primarily caused by (a) interest rate fluctuations, (b) recent decreases in profitability and near-term profit forecasts by industry analysts and (c) recent downgrades by industry analysts.  The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of investment.  While the companies’ credit ratings have decreased, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

For the quarter ended March 31, 2013, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (in thousands):

Balance as of June 30, 2011	$13,307
Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	1,964
Reductions for securities sold during the period	-

Balance as of June 30, 2012	15,271

Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	438
Reductions for securities sold during the period	-

Balance as of March 31, 2013	$15,709

Auction-rate trust preferred securities. At March 31, 2013, our auction-rate trust preferred securities (ARP) portfolio totaled $12.0 million, all of which were classified as available-for-sale.   Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At March 31, 2013, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information as of March 31, 2013 on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	05-21-13	05-24-13	05-16-13
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.54%	4.66%	4.79%
Dividends Current:	Yes	Yes	Yes

Trust preferred securities. As of March 31, 2013, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $4.9 million, all of which were classified as available-for-sale.   The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  The Company believes the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost basis which may be at maturity.

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at March 31, 2013 and June 30, 2012:

	March 31,	June 30,
	2013	2012
	(in thousands)

Mortgage Loans:
Residential (1)	$191,005	$200,148
Commercial real estate	45,499	45,032
Residential construction	1,987	3,044
Commercial	2,479	3,459
Consumer and other	735	898

Total loans	241,705	252,581

Unadvanced construction loans	(1,591)	(1,559)
	240,114	251,022
Net deferred loan costs	605	463
Allowance for loan losses	(2,930)	(2,913)

Loans, net	$237,789	$248,572

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

The following table presents the Company’s loan segments by internally assigned grades at March 31, 2013 and June 30, 2012:

	Residential	Commercial	Residential		Consumer
March 31, 2013	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$186,868	$30,384	$1,452	$1,985	$735	$221,424
Special Mention	331	4,763	-	494	-	5,588
Substandard	3,123	7,478	-	-	-	10,601
Doubtful	683	1,818	-	-	-	2,501
Loss	-	-	-	-	-	-
Total	$191,005	$44,443	$1,452	$2,479	$735	$240,114

	Residential	Commercial	Residential		Consumer
June 30, 2012	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$195,825	$32,032	$1,875	$2,834	$898	$233,464
Special Mention	338	1,719	-	625	-	2,682
Substandard	3,605	9,998	424	-	-	14,027
Doubtful	380	469	-	-	-	849
Loss	-	-	-	-	-	-
Total	$200,148	$44,218	$2,299	$3,459	$898	$251,022

The following table represents modifications that were deemed to be troubled debt restructures for the nine months ended March 31, 2012.  There were no modifications deemed to be troubled debt restructures for the nine months ended March 31, 2013.

March 31, 2012		Pre-Modifcation	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
		(Dollars in thousands)
Real Estate:
Residential	6	$827	$828
Commercial	13	1,602	1,605
	19	2,429	2,433

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

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification during the periods indicated.  There were no trouble debt restructurings that subsequently defaulted within one year of modification for the three months ended March 31, 2013 and March 31, 2012.

	Nine months ended		Nine months ended
	March 31, 2013		March 31, 2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Real Estate:
Residential	1	$30	2	$209
Commercial	-	-	1	223
Total	1	$30	3	$432

The defaults on the commercial and residential troubled debt restructures were the result of the borrower’s delinquent loan payments during the period.  The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At March 31,	At June 30,
	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Residential	$3,806	$3,985
Commercial real estate	4,269	3,975
Residential construction	-	424
Total non-accrual loans	8,075	8,384

Accruing loans past due 90 days or more:	-	-

Total non-performing loans	8,075	8,384

Other real estate owned	1,451	1,683
Total non-performing assets	$9,526	$10,067

Total non-performing loans to total loans	3.35%	3.33%
Total non-performing assets to total assets	2.09%	2.23%

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

The following table sets forth information regarding past due loans at March 31, 2013 and June 30, 2012:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At March 31, 2013	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$1,077	$228	$1,168	$2,473
Commercial	-	395	3,246	3,641
Total	$1,077	$623	$4,414	$6,114

At June 30, 2012

Real Estate:
Residential	$363	$162	$940	$1,465
Commercial	159	-	1,573	1,732
Residential Construction	-	-	424	424
Total	$522	$162	$2,937	$3,621

The following is a summary of information pertaining to impaired loans at March 31, 2013 and June 30, 2012:

	At March 31, 2013			At June 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$3,142	$3,386	$-	$1,415	$1,415	$-
Commercial	3,959	4,457	-	6,668	6,754	-
Residential construction	-	-	-	424	424	-
Consumer and other	21	21	-	27	27	-
Total impaired with no specific reserves	7,122	7,864	-	8,534	8,620	-

Impaired loans with a valuation allowance:
Real Estate:
Residential	1,694	1,697	115	3,431	3,527	185
Commercial	-	-	-	3,402	3,768	190
Total impaired with a specific reserve	1,694	1,697	115	6,833	7,295	375

Total Impaired Loans:
Real Estate:
Residential	4,836	5,083	115	4,846	4,942	185
Commercial	3,959	4,457	-	10,070	10,522	190
Residential construction	-	-	-	424	424	-
Consumer and other	21	21	-	27	27	-
Total impaired loans	$8,816	$9,561	$115	$15,367	$15,915	$375

The following is a summary of additional information pertaining to impaired loans:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(in thousands)
Real Estate:
Residential	$4,576	$29	$16	$3,551	$20	$7
Commercial	4,661	32	5	7,473	51	22
Residential Construction	214	-	-	65	-	-
Consumer and other	21	-	-	38	1	-
Total impaired loans	$9,472	$61	$21	$11,127	$72	$29

	Nine months ended March 31, 2013			Nine months ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(in thousands)
Real Estate:
Residential	$4,701	$77	$36	$3,258	$47	$25
Commercial	5,983	123	22	7,044	145	57
Residential Construction	320	-	-	33	4	5
Consumer and other	23	1	-	44	3	-
Total impaired loans	$11,027	$201	$58	$10,379	$199	$87

NOTE 9 – Allowance for Loan Losses
An analysis of the allowance for loan losses for the three months ended March 31, 2013 and 2012 is as follows:

Three months ended
March 31, 2013	Residential Real Estate	Commercial Real Estate	Residential Construction	Commercial	Consumer and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,402	$1,320	$16	$21	$37	$139	$2,935
Charge-offs	(65)	(148)	(9)	-	(12)	-	(234)
Recoveries	21	65	2	2	4	-	94
Provision (credit)	(75)	170	17	-	-	23	135
Ending Balance	$1,283	$1,407	$26	$23	$29	$162	$2,930

Three months ended
March 31, 2012	Residential Real Estate	Commercial Real Estate	Residential Construction	Commercial	Consumer and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,633	$1,253	$17	$82	$8	$88	$3,081
Charge-offs	(195)	(33)	-	-	(14)	-	(242)
Recoveries	2	-	-	3	8	-	13
Provision (credit)	109	66	23	(66)	8	50	190
Ending Balance	$1,549	$1,286	$40	$19	$10	$138	$3,042

An analysis of the allowance for loan losses for the nine months ended March 31, 2013 and 2012 is as follows:

Nine months ended
March 31, 2013	Residential Real Estate	Commercial Real Estate	Residential Construction	Commercial	Consumer and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,485	$1,347	$20	$17	$37	$7	$2,913
Charge-offs	(238)	(564)	(9)	-	(45)	-	(856)
Recoveries	71	84	2	3	13	-	173
Provision (credit)	(35)	540	13	3	24	155	700
Ending Balance	$1,283	$1,407	$26	$23	$29	$162	$2,930

Nine months ended
March 31, 2012	Residential Real Estate	Commercial Real Estate	Residential Construction	Commercial	Consumer and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,520	$1,286	$28	$140	$11	$87	$3,072
Charge-offs	(301)	(509)	-	-	(44)	-	(854)
Recoveries	5	-	-	9	19	-	33
Provision (credit)	325	509	12	(130)	24	51	791
Ending Balance	$1,549	$1,286	$40	$19	$10	$138	$3,042

Further information pertaining to the allowance for loan losses at March 31, 2013 and June 30, 2012 is as follows:

At March 31, 2013	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$115	$-	$-	$-	$-	$-	$115

Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,168	$1,407	$26	$23	$29	$162	$2,815

Ending balance: Impaired loans	$4,836	$3,959	$-	$-	$21	$-	$8,816

Ending balance: Non-impaired loans	$186,165	$40,484	$1,452	$2,479	$714	$-	$231,294

At June 30, 2012	Residential	Commercial	Residential
	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$185	$190	$-	$-	$-	$-	$375

Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,300	$1,157	$20	$17	$37	$7	$2,538

Ending balance: Impaired loans	$4,846	$10,070	$424	$-	$27	$-	$15,367

Ending balance: Non-impaired loans	$195,302	$34,148	$1,875	$3,459	$871	$-	$235,655

NOTE 10 – Accumulated Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items are components of accumulated other comprehensive income (loss).

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	March 31,	June 30,
	2013	2012
	(in thousands)
Net unrealized gain on securities available-for-sale	$1,554	$(1,534)
Tax effect	528	(521)
Accumulated other comprehensive income (loss)	$1,026	$(1,013)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value for March 31, 2013.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended March 31, 2013.

The following summarizes assets measured at fair value on a recurring basis at March 31, 2013 and June 30, 2012:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At March 31, 2013	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$994	$-	$994	$-
Corporate bonds and other securities	4,905	-	4,905	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	13,638	-	13,638	-
Non-agency mortgage-backed securities	7,989	-	7,989	-
Equity securities	11,980	-	-	11,980
Total	$39,506	$-	$27,526	$11,980

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2012	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$459	$-	$459	$-
Corporate bonds and other securities	4,654	-	4,654	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	24,113	-	24,113	-
Non-agency mortgage-backed securities	8,351	-	8,351	-
Equity securities	9,636	-	-	9,636
Total	$47,213	$-	$37,577	$9,636

The table below represents the changes in level 3 assets measured at fair value for the three months ended March 31, 2013.

(in thousands)
Beginning balance, June 30, 2012	$9,636
Unrealized gains included in other comprehensive income	2,344
Ending balance, March 31, 2013	$11,980

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and nine months ended March 31, 2013 and 2012.

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the nine
At March 31, 2013	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2013	March 31, 2013
(in thousands)

Other real estate owned	$290	$-	$-	$290	$-	$(48)

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the nine
At March 31, 2012	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2012	March 31, 2012
(in thousands)

Other real estate owned	$363	$-	$-	$363	$(44)	$(98)

The other real estate owned amount represents the carrying value for which adjustments are based on the estimated fair value of the property.

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2013 and 2012 or June 30, 2012.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of March 31, 2013 and June 30, 2012:

	March 31, 2013
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$14,525	$14,525	$-	$-	$14,525
Securities available-for-sale	39,506	-	27,526	11,980	39,506
Securities held-to-maturity	128,251	-	131,350	-	131,350
Federal Home Loan Bank stock	6,953	-	-	6,953	6,953
Loans held-for-sale	1,447	-	-	1,447	1,447
Loans, net	237,789	-	-	243,716	243,716
Accrued interest receivable	1,119	-	-	1,119	1,119

Financial liabilities:
Deposits	340,940	-	-	343,593	343,593
Mortgagors’ escrow accounts	1,150	-	-	1,150	1,150
Federal Home Loan Bank advances	53,500	-	56,491	-	56,491
Securities sold under agreements to repurchase	6,452	-	6,452	-	6,452
Accrued interest payable	145	-	-	145	145

	June 30, 2012
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$11,413	$11,413	$-	$-	$11,413
Securities available-for-sale	47,213	-	37,577	9,636	47,213
Securities held-to-maturity	105,195	-	108,336	-	108,336
Federal Home Loan Bank stock	7,536	-	-	7,536	7,536
Loans held-for-sale	776	-	-	794	794
Loans, net	248,572	-	-	255,075	255,075
Accrued interest receivable	1,158	-	-	1,158	1,158

Financial liabilities:
Deposits	342,338	-	-	344,675	344,675
Mortgagors’ escrow accounts	2,034	-	-	2,034	2,034
Federal Home Loan Bank advances	53,500	-	55,340	-	55,340
Securities sold under agreements to repurchase	3,653	-	3,653	-	3,653
Accrued interest payable	166	-	-	166	166

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded in Unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  There were no unvested stock awards outstanding at or during the nine months ended March 31, 2013.

NOTE 13 – Dividends

The Company did not declare a dividend during the nine months ended March 31, 2013 and 2012.

NOTE 14 – Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.

The contractual amounts of outstanding commitments were as follows:

	March 31,	June 30,
	2013	2012
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,512	$3,646
Unadvanced construction loans	1,591	1,559
Unadvanced lines of credit	11,963	12,690
Standby letters of credit	842	842
Outstanding commitments	$17,908	$18,737

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at March 31, 2013 and June 30, 2012 and results of operations for the three and nine months ended March 31, 2013 and 2012, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2012 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2012.

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

Net income amounted to $260,000 or $0.04 per basic and diluted share for the quarter ended March 31, 2013 compared to net income of $36,000 or $0.01 per basic and diluted share for the quarter ended March 31, 2012.  During the quarters ended March 31, 2013 and 2012, the Company recorded non-cash OTTI charges of $37,000 and $493,000, respectively, on non-agency mortgage-backed securities.  The net interest margin decreased from 2.62% for the quarter ended March 31, 2012 to 2.45% for the quarter ended March 31, 2013.  In addition, non-interest expense increased $36,000 during the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.  The provision for loan losses decreased $55,000 during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.

Net income amounted to $944,000 or $0.15 per basic and diluted share for the nine months ended March 31, 2013 compared to net income of $852,000 or $0.13 per basic and diluted share for the nine months ended March 31, 2012. During the nine months ended March 31, 2013 and 2012, the Company recorded non-cash OTTI charges of $438,000 and $1.5 million, respectively, on non-agency mortgage-backed securities.  The net interest margin increased from 2.51% for the nine months ended March 31, 2012 to 2.53% for the nine months ended March 31, 2013, primarily due to an increase in net earning assets.  In addition, non-interest expense decreased $316,000 during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.  The provision for loan losses decreased $91,000 during the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012.

Comparison of Financial Condition at March 31, 2013 and June 30, 2012

Assets

Total assets increased to $455.9 million at March 31, 2013 from $452.3 million at June 30, 2012.  Cash and cash equivalents increased $3.1 million and totaled $14.5 million or 3.2% of total assets at March 31, 2013.  Investments in available-for-sale securities decreased $7.7 million and totaled $39.5 million or 8.7% of total assets at March 31, 2013.  Investments in held-to-maturity securities increased $23.1 million and totaled $128.3 million or 28.1% of total assets at March 31, 2013.  Net loans decreased $10.8 million and totaled $237.8 million or 52.2% of total assets at March 31, 2013.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and non-performing loans at March 31, 2013 and June 30, 2012.  For additional information, see “Comparison of Operating Results for the three and nine months ended March 31, 2013 and 2012 – Provision for loan losses.”

	March 31,	June 30,
	2013	2012
	(Dollars in thousands)

Allowance for loan losses	$2,930	$2,913
Gross loans outstanding	240,719	251,485
Non-performing loans	8,075	8,384

Allowance/gross loans outstanding	1.22%	1.16%
Allowance/non-performing loans	36.3%	34.7%

Liabilities

Total liabilities increased to $404.7 million at March 31, 2013 from $404.2 million at June 30, 2012.  Total deposits decreased to $340.9 million at March 31, 2013 from $342.3 million at June 30, 2012, a decrease of $1.4 million or 0.4%.  Federal Home Loan Bank advances remained unchanged at $53.5 million.   Securities sold under agreements to repurchase increased to $6.5 million at March 31, 2013 from $3.7 million at June 30, 2012, an increase of $2.8 million or 76.6%.

Stockholders’ Equity

Stockholders’ equity increased to $51.2 million at March 31, 2013 from $48.1 million at June 30, 2012, primarily due to a $2.0 million change in unrealized gains/losses on available-for-sale securities net of tax recorded in accumulated other comprehensive income and net income of $944,000 for the nine months ended March 31, 2013.

Comparison of Operating Results for the Three and Nine Months ended March 31, 2013 and 2012

Net Income

Net income amounted to $260,000 or $0.04 per basic and diluted share for the quarter ended March 31, 2013 compared to net income of $36,000 or $0.01 per basic and diluted share for the quarter ended March 31, 2012.  Other-than-temporarily impaired investment write-downs decreased $456,000 to $37,000 for the quarter ended March 31, 2013 compared to $493,000 for the quarter ended March 31, 2012.  The provision for loan loss decreased by $55,000 to $135,000 for the quarter ended March 31, 2013 compared to $190,000 for the quarter ended March 31, 2012.  Total non-interest expense increased by $36,000 to $2.7 million for the quarter ended March 31, 2013 compared to $2.6 million for the quarter ended March 31, 2012.  Net interest income decreased $221,000 to $2.6 million for the quarter ended March 31, 2013 compared to $2.8 million for the quarter ended March 31, 2012.  Income tax expense was $68,000 for the quarter ended March 31, 2013 compared to $31,000 for the quarter ended March 31, 2012.  This was primarily the result of an increase in pre-tax income and tax preference items.

Net income amounted to $944,000 or $0.15 per basic and diluted share for the nine months ended March 31, 2013 compared to net income of $852,000 or $0.13 per basic and diluted share for the nine months ended March 31, 2012. Other-than-temporarily impaired investment write-downs decreased $1.1 million to $438,000 for the nine months ended March 31, 2013 compared to $1.5 million for the nine months ended March 31, 2012.  This was partially offset by a legal settlement on previously written-down securities of $1.5 million during the nine months ended March 31, 2012.  Income from bank-owned life insurance increased $167,000 to $412,000 for the nine months ended March 31, 2013 compared to $245,000 for the nine months ended March 31, 2012.  This increase included a $176,000 non-taxable death benefit realized during the nine months ended March 31, 2013.  The provision for loan loss decreased by $91,000 to $700,000 for the nine months ended March 31, 2013 compared to $791,000 for the nine months ended March 31, 2012.  Total non-interest expense decreased by $316,000 to $8.1 million for the nine months ended March 31, 2013 compared to $8.4 million for the nine months ended March 31, 2012.  Net interest income decreased $204,000 to $8.0 million for the nine months ended March 31, 2013 compared to $8.2 million for the nine months ended March 31, 2012.  Income tax expense was $175,000 for the nine months ended March 31, 2013 compared to $275,000 for the nine months ended March 31, 2012.  This was the result of a decrease in pre-tax income, tax preference items and an increase in non-taxable income from bank-owned life insurance.

These changes are described in more detail below.

Interest and Dividend Income

Interest and dividend income amounted to $3.7 million for the quarter ended March 31, 2013 compared to $4.3 million for the quarter ended March 31, 2012, a decrease of $655,000 or 15.1%.  This was primarily due to a decrease in yield on earning assets of 56 basis points to 3.54% for the quarter ended March 31, 2013 compared to 4.10% for the quarter ended March 31, 2012 as well as a decrease in average interest earning assets.  Average investment securities increased $8.0 million to $170.1 million for the quarter ended March 31, 2013 compared to $162.1 million for the quarter ended March 31, 2012.  The yield on investment securities decreased 73 basis points to 2.14% for the quarter ended March 31, 2013 compared to 2.87% for the quarter ended March 31, 2012.  Average loans decreased by $12.0 million to $243.7 million for the quarter ended March 31, 2013 compared to $255.7 million for the quarter ended March 31, 2012.  The yield on loans decreased 36 basis points to 4.64% for the quarter ended March 31, 2013 compared to 5.00% for the quarter ended March 31, 2012.

Interest and dividend income amounted to $11.7 million for the nine months ended March 31, 2013 compared to $13.5 million for the nine months ended March 31, 2012, a decrease of $1.8 million or 13.4%.  This was primarily due to a decrease in yield on earning assets of 44 basis points to 3.69% for the nine months ended March 31, 2013 compared to 4.13% for the nine months ended March 31, 2012 as well as a decrease in average interest earning assets.  Average investment securities decreased $4.4 million to $166.7 million for the nine months ended March 31, 2013 compared to $171.1 million for the nine months ended March 31, 2012.  The yield on investment securities decreased 57 basis points to 2.29% for the nine months ended March 31, 2013 compared to 2.86% for the nine months ended March 31, 2012.  Average loans decreased by $8.5 million to $247.7 million for the nine months ended March 31, 2013 compared to $256.2 million for the nine months ended March 31, 2012.  The yield on loans decreased 36 basis points to 4.73% for the nine months ended March 31, 2013 compared to 5.09% for the nine months ended March 31, 2012.

Interest Expense

Interest expense amounted to $1.1 million for the quarter ended March 31, 2013 compared to $1.6 million for the quarter ended March 31, 2012, a decrease of $434,000 or 27.7%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 42 basis points to 1.28% for the quarter ended March 31, 2013 from 1.70% for the quarter ended March 31, 2012.  The average rate on interest-bearing deposits decreased by 22 basis points to 1.02% for the quarter ended March 31, 2013 compared to 1.24% for the quarter ended March 31, 2012.  The average rate on borrowed money decreased by 100 basis points to 2.47% for the quarter ended March 31, 2013 compared to 3.47% for the quarter ended March 31, 2012.

Interest expense amounted to $3.7 million for the nine months ended March 31, 2013 compared to $5.3 million for the nine months ended March 31, 2012, a decrease of $1.6 million or 30.3%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 47 basis points to 1.38% for the nine months ended March 31, 2013 from 1.85% for the nine months ended March 31, 2012.  The average rate on interest-bearing deposits decreased by 29 basis points to 1.07% for the nine months ended March 31, 2013 compared to 1.36% for the nine months ended March 31, 2012.  The average rate on borrowed money decreased by 67 basis points to 2.89% for the nine months ended March 31, 2013 compared to 3.56% for the nine months ended March 31, 2012.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.6 million for the quarter ended March 31, 2013 compared to $2.8 million for the quarter ended March 31, 2012, a decrease of $221,000 or 8.0%.  Net interest rate spread decreased by 14 basis points to 2.26% for the quarter ended March 31, 2013 from 2.40% for the quarter ended March 31, 2012.  Net interest margin decreased 17 basis points to 2.45% from 2.62% when comparing the quarters ended March 31, 2013 and 2012, respectively.  Net interest-earning assets increased $8.3 million to $64.5 million for the quarter ended March 31, 2013 compared to $56.2 million for the quarter ended March 31, 2012.

Net interest and dividend income amounted to $8.0 million for the nine months ended March 31, 2013 compared to $8.2 million for the nine months ended March 31, 2012, a decrease of $204,000 or 2.5%.  Net interest rate spread increased by three basis points to 2.31% for the nine months ended March 31, 2013 from 2.28% for the nine months ended March 31, 2012.  Net interest margin increased two basis points to 2.53% from 2.51% when comparing the nine months ended March 31, 2013 and 2012, respectively.  Net interest-earning assets increased $10.3 million to $64.9 million for the nine months ended March 31, 2013 compared to $54.6 million for the nine months ended March 31, 2012.

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

Provision for Loan Losses

The provision for loan losses amounted to $135,000 for the quarter ended March 31, 2013 compared to $190,000 for the quarter ended March 31, 2012, a decrease of $55,000 or 28.9%.  The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain internal and external factors.  Among the factors management considers are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in non-performing loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of these factors.  The ratio of the allowance to gross loans outstanding was 1.22% as of March 31, 2013 and 1.16% as of June 30, 2012.  Net charge-offs were $140,000 for the quarter ended March 31, 2013 compared to net charge-offs of $229,000 for the quarter ended March 31, 2012.

The provision for loan losses amounted to $700,000 for the nine months ended March 31, 2013 compared to $791,000 for the nine months ended March 31, 2012, a decrease of $91,000 or 11.5%.  Net charge-offs were $683,000 for the nine months ended March 31, 2013 compared to net charge-offs of $821,000 for the nine months ended March 31, 2012.

Non-interest Income

Non-interest income totaled $583,000 for the quarter ended March 31, 2013 compared to $120,000 for the quarter ended March 31, 2012, an increase of $463,000 or 385.8%.  This was primarily due to a decrease in other-than-temporary impairment charges on available-for-sale securities of $456,000 to $37,000 for the quarter ended March 31, 2013 compared to $493,000 for the quarter ended March 31, 2012.  The impairment charges for the three months ended March 31, 2013 and March 31, 2012 were the result of credit losses on non-agency mortgage-backed securities.

Non-interest income totaled $1.9 million for the nine months ended March 31, 2013 compared to $2.1 million for the nine months ended March 31, 2012, a decrease of $211,000 or 10.0%.  The decrease was primarily due to a legal settlement on previously written-down securities of $1.5 million during the nine months ended March 31, 2012.  This was partially offset by a decrease in other-than-temporary impairment charges on available-for-sale securities of $1.1 million to $438,000 for the nine months ended March 31, 2013 compared to $1.5 million for the nine months ended March 31, 2012.  The impairment charges for the nine months ended March 31, 2013 and March 31, 2012 were the result of credit losses on non-agency mortgage-backed securities.  Income from bank-owned life insurance increased $167,000 to $412,000 for the nine months ended March 31, 2013 compared to $245,000 for the nine months ended March 31, 2012.  This increase included a $176,000 non-taxable death benefit realized during the nine months ended March 31, 2013.  Mortgage banking activities increased by $122,000 or 171.8% to $193,000 for the nine months ended March 31, 2013 compared to $71,000 for the nine months ended March 31, 2012.  This was primarily due to increased loan sales during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.

Non-interest Expense

Non-interest expense amounted to $2.7 million for the quarter ended March 31, 2013 compared to $2.6 million for the quarter ended March 31, 2012, an increase of $36,000 or 1.4%.  Compensation and benefits expense decreased $8,000 or 0.6%.  Occupancy and equipment expense increased $29,000 or 9.5%.  All other non-interest expenses increased $15,000 or 1.7% to $909,000 for the quarter ended March 31, 2013 compared to $894,000 for the quarter ended March 31, 2012.

Non-interest expense amounted to $8.1 million for the nine months ended March 31, 2013 compared to $8.4 million for the nine months ended March 31, 2012, a decrease of $316,000 or 3.8%.  Compensation and benefits expense decreased $128,000 or 2.9%.  Occupancy and equipment expense increased $51,000 or 5.5%.  All other non-interest expenses decreased $239,000 or 8.1% to $2.7 million for the nine months ended March 31, 2013 compared to $3.0 million for the nine months ended March 31, 2012.

Provision for Income Taxes

Income tax expense amounted to $68,000 for the quarter ended March 31, 2013 compared to $31,000 for the quarter ended March 31, 2012. The effective tax rate was 20.7% for the quarter ended March 31, 2013 and 46.3% for the quarter ended March 31, 2012. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Income tax expense amounted to $175,000 for the nine months ended March 31, 2013 compared to $275,000 for the nine months ended March 31, 2012. The effective tax rates were 15.6% and 24.4%, respectively. The decrease was mainly due to a decrease in pre-tax income, tax preference items and an increase in non-taxable income from bank-owned life insurance. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended March 31,
		2013			2012
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$170,094	$896	2.14%	$162,048	$1,157	2.87%
Loans	243,705	2,786	4.64%	255,689	3,181	5.00%
Other earning assets	9,184	5	0.22%	8,357	4	0.19%
Total interest-earning assets	422,983	3,687	3.54%	426,094	4,342	4.10%
Non-interest-earning assets	30,126			31,653
Total assets	$453,109			$457,747

Interest-bearing liabilities:
NOW accounts	$92,709	118	0.52%	$92,263	154	0.67%
Savings accounts	56,950	27	0.19%	51,500	44	0.34%
Money market accounts	13,713	13	0.38%	15,094	21	0.56%
Time deposits	131,321	583	1.80%	135,454	692	2.05%
Borrowed money	63,767	389	2.47%	75,604	653	3.47%
Total interest-bearing liabilities	358,460	1,130	1.28%	369,915	1,564	1.70%
Non-interest-bearing demand deposits	40,035			38,963
Other non-interest-bearing liabilities	4,093			2,389
Capital accounts	50,521			46,480
Total liabilities and capital accounts	$453,109			$457,747

Net interest income		$2,557			$2,778
Interest rate spread			2.26%			2.40%
Net interest-earning assets	$64,523			$56,179
Net interest margin			2.45%			2.62%
Average earning assets to
average interest-bearing liabilities			118.00%			115.19%

	For the Nine Months Ended March 31,
		2013			2012
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$166,686	$2,867	2.29%	$171,143	$3,672	2.86%
Loans	247,705	8,795	4.73%	256,151	9,797	5.09%
Other earning assets	6,620	10	0.20%	7,293	8	0.15%
Total interest-earning assets	421,011	11,672	3.69%	434,587	13,477	4.13%
Non-interest-earning assets	29,454			31,923
Total assets	$450,465			$466,510

Interest-bearing liabilities:
NOW accounts	$92,868	396	0.57%	$91,406	545	0.79%
Savings accounts	55,378	80	0.19%	50,131	130	0.35%
Money market accounts	14,286	43	0.40%	14,869	73	0.65%
Time deposits	132,427	1,845	1.86%	138,123	2,260	2.18%
Borrowed money	61,175	1,327	2.89%	85,453	2,284	3.56%
Total interest-bearing liabilities	356,134	3,691	1.38%	379,982	5,292	1.85%
Non-interest-bearing demand deposits	42,054			37,967
Other non-interest-bearing liabilities	2,506			2,308
Capital accounts	49,771			46,253
Total liabilities and capital accounts	$450,465			$466,510

Net interest income		$7,981			$8,185
Interest rate spread			2.31%			2.28%
Net interest-earning assets	$64,877			$54,605
Net interest margin			2.53%			2.51%
Average earning assets to
average interest-bearing liabilities			118.22%			114.37%

The following tables set forth the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of these tables, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended March 31, 2013
	Compared to the Three Months Ended March 31, 2012
	Increase (Decrease) Due to
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(606)	$345	$(261)
Loans	(241)	(154)	(395)
Other interest-earning assets	1	-	1
TOTAL INTEREST INCOME	(846)	191	(655)

INTEREST EXPENSE

NOW accounts	(41)	5	(36)
Savings accounts	(44)	27	(17)
Money Market accounts	(6)	(2)	(8)
Time deposits	(87)	(22)	(109)
Borrowed money	(171)	(93)	(264)
TOTAL INTEREST EXPENSE	(349)	(85)	(434)
CHANGE IN NET INTEREST INCOME	$(497)	$276	$(221)

	For the Nine Months Ended March 31, 2013
	Compared to the Nine Months Ended March 31, 2012
	Increase (Decrease) Due to

INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(711)	$(94)	$(805)
Loans	(684)	(318)	(1,002)
Other interest-earning assets	3	(1)	2
TOTAL INTEREST INCOME	(1,392)	(413)	(1,805)

INTEREST EXPENSE

NOW accounts	(163)	14	(149)
Savings accounts	(70)	20	(50)
Money Market accounts	(27)	(3)	(30)
Time deposits	(324)	(91)	(415)
Borrowed money	(381)	(576)	(957)
TOTAL INTEREST EXPENSE	(965)	(636)	(1,601)
CHANGE IN NET INTEREST INCOME	$(427)	$223	$(204)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at March 31, 2013 and June 30, 2012.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	March 31, 2013	June 30, 2012

Stable
+ 100	-1.67%	-0.56%
+ 200	-7.34%	-4.81%

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

The tables below set forth, at March 31, 2013, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+300	$32,646	$(18,178)	-35.77%	7.77%	-332
+200	$41,713	$(9,111)	-17.93%	9.61%	-149
+100	$48,138	$(2,686)	-5.29%	10.77%	-33
0	$50,824	$-	0.00%	11.10%	0
-100	$52,957	$2,133	4.20%	11.35%	26

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of March 31, 2013 of $53.5 million with unused borrowing capacity of $53.0 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of March 31, 2013, the ratio of wholesale borrowings to total assets was 11.8%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended March 31, 2013 and 2012, the Bank’s principal collections net of loan originations were $9.7 million and $918,000, respectively. Purchases of securities totaled $52.2 million and $21.6 million, for the nine months ended March 31, 2013 and 2012, respectively.

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

Certificates of deposits totaled $131.2 million at March 31, 2013. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at March 31, 2013 and exceeded each of the applicable regulatory capital requirements at such date.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.48%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	17.76%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	16.57%

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

For the nine months ended March 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the  Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date May 13, 2013	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date May 13, 2013	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice-President, Chief Financial Officer and Treasurer