Form 10-K
period 2013-06-30
PSB Holdings, Inc.
filed 2013-09-25
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES    ☒  NO

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 31, 2012 ($4.80) was $8.7 million.

As of August 31, 2013, there were 6,541,561 shares outstanding of the Registrant’s Common Stock, including 3,729,846 shares owned by Putnam Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2013 Annual Meeting of Stockholders (Parts II and III)

PSB HOLDINGS, INC.

FORM 10-K

PART I

ITEM 1.	Business

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

PSB Holdings, Inc.

PSB Holdings, Inc. is the federally chartered stock holding company of Putnam Bank, and owns 100% of the common stock of Putnam Bank. PSB Holdings, Inc. also owns investment securities valued at $1.1 million as of June 30, 2013. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501. As of June 30, 2013, 57.0% of the outstanding stock of PSB Holdings, Inc. was owned by Putnam Bancorp, MHC.

Putnam Bancorp, MHC

Putnam Bancorp, MHC is a federally chartered mutual holding company. Putnam Bancorp, MHC has not engaged in any significant business activity other than owning the common stock of PSB Holdings, Inc. Putnam Bancorp, MHC owns 57.0% of the outstanding shares of common stock of PSB Holdings, Inc. So long as Putnam Bancorp, MHC exists, it is required to own a majority of the voting stock of PSB Holdings, Inc. As a result, stockholders other than Putnam Bancorp, MHC will not be able to exercise voting control over most matters put to a vote of stockholders and Putnam Bancorp, MHC, through its Board of Directors, will be able to exercise voting control over most matters put to a vote of stockholders.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2012, based on the FDIC’s annual Summary of Deposits Report (the most current data available), our market share of deposits represented 18.6% of deposits in Windham County and 1.4% in New London County.

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

Market Area

We operate in a primarily rural market area that has a stable population and household base.  We currently operate out of eight offices, which are located in Windham County and New London County, Connecticut.  According to SNL Financial, LC., from 2010 to 2012, the population of Windham County increased by 0.4%, while London County reflected relatively no change (0.0%).  At the same time, the population of the state of Connecticut increased by 0.3%, while the United States increased at a higher rate of 1.4%.  During the same period, the growth in number of households in Windham and New London Counties, as well as on a statewide basis, paralleled the relative nationwide population growth trends.  In 2012, per capita income for Windham County was $26,936 and the median household income was $54,853.  In the same year, per capita income for New London County was $33,150 and the median household income was $63,020.  These compare to per capita income levels for the state of Connecticut and the United States of $35,247 and $26,409 and median household income levels of $65,549 and $50,157, respectively.

Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east).  New London County is to the south of Windham County, located in the Southeastern corner of Connecticut.  Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts.

Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and government.  These three sectors comprise approximately 69% of the employment base in Windham County.  The same three sectors comprise an approximately higher 75% of the employment base in New London County; however, nearly 26% of the employment base is employed by the government sector.

Windham County’s June 2013 unemployment rate of 9.4% is higher than the New London County unemployment rate of 8.2%, which were both higher than the comparable Connecticut unemployment rate of 8.1%, and the national unemployment rate of 7.6%.  Notably, the unemployment rates for the United States, Connecticut, Windham County, and New London County for June 2013 have all decreased relative to their June 2012 unemployment rates of 8.2%, 8.5%, 10.2%, and 8.8%, respectively.  Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations.  Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland, as well as the Rhode Island and Massachusetts communities adjacent to Windham County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real estate. We retain most of the loans that we originate. However, we generally sell long-term fixed rate loans in the secondary market. When we sell loans, we generally retain the servicing rights for such loans. One- to four-family residential real estate mortgage loans (including home equity loans and lines of credit) represented $187.1 million, or 79.3%, of our loan portfolio at June 30, 2013. We also offer commercial real estate loans (including multi-family real estate loans), commercial loans, construction mortgage loans (primarily secured by single-family properties) and consumer loans. At June 30, 2013, commercial real estate loans totaled $43.4 million, or 18.4% of our loan portfolio, commercial loans totaled $2.0 million, or 0.8% of our loan portfolio, residential construction mortgage loans totaled $2.8 million, or 1.2% of our loan portfolio and consumer loans, consisting primarily of automobile loans and secured personal loans, totaled $707,000, or 0.3% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at June 30, of each year indicated.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Residential (1)	$187,116	79.29%	$200,148	79.24%	$193,084	74.96%	$194,960	75.37%	$200,680	74.57%
Commercial	43,423	18.40	45,032	17.83	53,248	20.67	54,398	21.03	56,500	20.99
Residential construction	2,775	1.17	3,044	1.20	2,824	1.10	1,338	0.52	1,887	0.70
Commercial	1,980	0.84	3,459	1.37	7,356	2.86	6,786	2.62	8,958	3.33
Consumer and other	707	0.30	898	0.36	1,070	0.41	1,177	0.46	1,097	0.41

Total loans	236,001	100.00%	252,581	100.00%	257,582	100.00%	258,659	100.00%	269,122	100.00%

Unadvanced construction loans	(1,745)		(1,559)		(1,476)		(1,521)		(2,929)
	234,256		251,022		256,106		257,138		266,193
Net deferred loan costs	608		463		191		285		324
Allowance for loan losses	(2,693)		(2,913)		(3,072)		(2,651)		(2,200)

Loans, net	$232,171		$248,572		$253,225		$254,772		$264,317

(1)	Residential real estate loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of the Company’s loan portfolio at June 30, 2013. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates.  Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less.

	Residential Real Estate (1)		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other Loans		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending After June 30, 2013
One year or less	$707	7.04%	$5,527	5.49%	$1,283	3.81%	$749	5.03%	$146	6.32%	$8,412	5.34%
More than one to five years	5,131	5.42%	6,661	5.20%	249	6.10%	1,079	6.13%	544	6.40%	13,664	5.42%
More than five years	181,278	4.29%	30,559	5.71%	174	5.13%	152	5.06%	17	6.00%	212,180	4.50%

Total	$187,116	4.33%	$42,747	5.61%	$1,706	4.28%	$1,980	5.63%	$707	6.37%	$234,256	4.58%

(1)	Residential real estate loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2013 that are contractually due after June 30, 2014.

	Fixed	Adjustable	Total
	(In thousands)
Real Estate loans:
Residential (1)	$120,419	$65,990	$186,409
Commercial	15,786	21,434	37,220
Residential construction	150	273	423
Commercial	880	351	1,231
Consumer and other	561	-	561

Total	$137,796	$88,048	$225,844

(1)	Residential real estate loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

At June 30, 2013, the total amount of loans that had fixed interest rates was $144.2 million, and the total amount of loans that had floating or adjustable interest rates was $90.1 million.

Residential Real Estate Loans. Our primary lending activity consists of the origination of one- to four-family residential real estate loans that are primarily secured by properties located in Windham and New London Counties, Connecticut. At June 30, 2013, $187.1 million, or 79.3% of our loan portfolio, consisted of one- to four-family residential real estate loans. At June 30, 2013, our residential real estate loans included $8.9 million of home equity loans and $10.7 million of home equity lines of credit. Generally, one- to four-family residential real estate loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate real estate loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential real estate loans are underwritten according to Fannie Mae policies and procedures. Fixed rate residential real estate loans with terms of more than 15 years are generally sold in the secondary market, although bi-weekly fixed rate real estate loans with terms of more than 15 years are generally retained in our portfolio. Bi-weekly real estate loans are loans that require payments to be made every two weeks. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $34.8 million of fixed rate one- to four-family residential loans during the year ended June 30, 2013, of which $14.7 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $5.9 million of adjustable rate one- to four-family residential loans during the year ended June 30, 2013, of which $117,000 was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate real estate loans amortize over terms of up to 30 years.

Adjustable rate real estate loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate real estate loans may be limited during periods of rapidly rising interest rates. At June 30, 2013, $66.1 million, or 28.2%, of our one- to four-family residential loans had adjustable rates of interest.

In an effort to provide financing for moderate income home buyers, we offer Veterans Administration (VA), Federal Housing Administration (FHA), Connecticut Housing Finance Authority (CHFA) and Rural Development loans. These programs offer residential real estate loans to qualified individuals. These loans are offered with fixed rates of interest and terms of up to 30 years. Such loans are secured by one- to four-family residential properties. All of these loans are originated using agency underwriting guidelines. VA, FHA and CHFA loans are closed in the name of Putnam Bank and are immediately sold on a servicing-released basis. All such loans are originated in amounts of up to 100% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is required on all such loans.

All residential real estate loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2013, our largest residential real estate loan had a principal balance of $698,000 and was secured by a residence located in our primary market area. At June 30, 2013, this loan was performing in accordance with its original terms.

At June 30, 2013, home equity loans and lines of credit totaled $19.6 million, or 10.5% of our residential real estate loans and 8.3% of total loans. Additionally, at June 30, 2013, the unadvanced amounts of home equity lines of credit totaled $9.8 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 14.25%.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans.  These loans are generally secured by five unit or more apartment buildings, construction loans and loans on properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. We also offer real estate development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one- to four-family residential properties. At June 30, 2013, commercial mortgage loans totaled $43.4 million, which amounted to 18.4% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2013 was $6.2 million. Our commercial real estate loans may be made with terms of up to five years with 20 year amortization schedules and are offered with interest rates that are fixed or that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2013 was a $2.6 million loan secured by property located in our primary market area.  At June 30, 2013, this loan was performing in accordance with its original terms.

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential real estate loans. Because payments on loans secured by commercial real estate, including multi-family properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2013, construction real estate loans totaled $2.8 million, or 1.2%, of total loans.  At June 30, 2013, the unadvanced portion of these construction loans totaled $1.1 million.

Our construction real estate loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the construction loan converts to a permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2013, our largest outstanding residential construction real estate loan commitment was for $600,000, $250,000 of which was outstanding. This loan was performing according to its original terms at June 30, 2013. Construction loans to individuals are generally made on the same terms as our one- to four-family real estate loans.

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

Commercial Loans. At June 30, 2013, we had $2.0 million in commercial business loans which amounted to 0.8% of total loans. We make such commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2013, our largest commercial loan was a $429,000 loan secured by business assets located in our primary market area. This loan was performing according to its original terms at June 30, 2013.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $707,000, or 0.3% of our total loan portfolio, at June 30, 2013.

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

At June 30, 2013, Putnam Bank was servicing loans sold in the amount of $30.7 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2013, we originated $40.7 million of fixed rate and adjustable rate one- to four-family loans, of which we retained $25.9 million. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of Putnam Bank. Loan officers generally have the authority to originate real estate loans, consumer loans and commercial loans up to amounts established for each lending officer. Loans in amounts above the individual authorized limits require the approval of Putnam Bank’s Credit Committee. The Credit Committee is authorized to approve all one- to four family real estate loans, commercial real estate loans, commercial loans and secured consumer loans in amounts up to $500,000.  All loans of $500,000 or greater must receive the approval of Putnam Bank’s Board of Directors.

The Board annually approves independent appraisers used by Putnam Bank. For larger loans, the Bank may require an environmental site assessment to be performed by an independent professional for all non-residential real estate loans. It is Putnam Bank’s policy to require hazard insurance on all real estate loans.

Loan Origination Fees and Other Income. In addition to interest earned on loans, Putnam Bank receives loan origination fees. Such fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2013, our regulatory limit on loans to one borrower was $6.2 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $2.8 million. The loans comprising this lending relationship were performing in accordance with their original terms as of June 30, 2013.

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

Loans Past Due and Non-performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans in which collectability is questionable and therefore interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status.  When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.    At June 30, 2013, the Company had non-performing loans of $6.3 million and a ratio of non-performing loans to total loans of 2.71%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of OREO is charged against earnings.  At June 30, 2013, the Company had OREO of $1.7 million.  Other real estate owned is included in non-performing assets.

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

At June 30, 2013, the Company had total non-performing assets of $8.0 million, and a ratio of total non-performing assets to total assets of 1.76%.  At June 30, 2013, the Company had total non-performing assets and troubled debt restructurings of $10.2 million, and a ratio of total non-performing assets and troubled debt restructurings to total assets of 2.24%.

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
	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Non-accrual loans:
Residential real estate loans (1)	$2,865	$3,985	$1,752	$1,425	$1,277
Commercial real estate	3,365	3,975	4,635	4,164	5,073
Residential construction	-	424	-	-	-
Commercial	-	-	-	213	99
Total	6,230 (2)	8,384	6,387	5,802	6,449
Accruing loans past due 90 days or more:
Residential real estate loans (1)	112	-	32	491	-
Total	112	-	32	491	-
Total non-performing loans	6,342	8,384	6,419	6,293	6,449
Other real estate owned	1,665	1,683	1,074	1,561	1,211
Other non-performing assets	-	-	46	46	46
Total non-performing assets	8,007	10,067	7,539	7,900	7,706
Troubled debt restructurings in compliance with restructured terms	2,159 (3)	3,443	4,644	930	259
Troubled debt restructurings and total non-performing assets	$10,166	$13,510	$12,183	$8,830	$7,965
Total non-performing loans to total loans	2.71%	3.34%	2.51%	2.45%	2.42
Total non-performing assets to total assets	1.76%	2.23%	1.60%	1.61%	1.61%
Total non-performing assets and troubled debt restructurings to total assets	2.24%	2.99%	2.58%	1.80%	1.67%

(1)	Residential real estate loans include one- to four-family real estate loans, home equity loans, and home equity lines of credit.
(2)
The gross interest income that would have been reported if the non-accrual loans had performed in accordance with their original terms was $424,000 for the year ended June 30, 2013. Actual income recognized in income was $97,000 for the year ended June 30, 2013.

(3)
The gross interest income that would have been reported if the troubled debt restructurings had performed in accordance with their original terms was $260,000 for the year ended June 30, 2013. Actual income recognized in income was $67,000 for the year ended June 30, 2013.

Total non-performing assets decreased $2.1 million to $8.0 million at June 30, 2013 from $10.1 million at June 30, 2012. Non-performing assets as of June 30, 2013 consisted of $1.7 million in other real estate owned which reflects the repossession of a six-lot residential development project at a carrying value of $247,000, a single family home with a carrying value of $213,000, a commercial building at a carrying value of $166,000, five lots in a recreational park at a value of $290,000, a residential building lot at $53,000 and 202.5 acres of land carried at $696,000.  Also included in non-performing assets is $6.3 million in non-performing loans.  These loans consisted of 19 residential loans totaling $2.9 million and 20 commercial real estate loans totaling $3.4 million.  Non-performing assets as of June 30, 2012 consisted of $1.7 million in other real estate owned which reflects the repossession of a six-lot residential development project at a carrying value of $247,000, a single family home with a carrying value of $236,000, a commercial building at a carrying value of $166,000, five lots in a recreational park at a value of $338,000 and 202.5 acres of land carried at $696,000.  Also included in non-performing assets is $8.4 million in non-performing loans.  These loans consisted of 17 residential loans totaling $4.0 million, one residential construction loan totaling $424,000 and 25 commercial real estate loans totaling $4.0 million.  Twenty eight of these loans continue to be classified as non-performing as of June 30, 2013.

The Bank’s non-performing loans are a direct correlation to the weakened real estate climate.  Management is focused on working with borrowers and guarantors to resolve these trends by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short-term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal in our file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and loan review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged.  The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans.  In addition, in connection with a regularly scheduled Office of the Comptroller of the Currency (“OCC”) examination, the Holding Company and Bank developed and implemented a plan to reduce classified assets.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparisons of Operating Results for the Fiscal Years Ended June 30, 2013 and 2012.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.
	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2013
Residential real estate (1)	3	$195	10	$1,844	13	$2,039
Commercial real estate	-	-	17	2,876	17	2,876
Total	3	$195	27	$4,720	30	$4,915

At June 30, 2012
Residential real estate (1)	2	$162	5	$940	7	$1,102
Commercial real estate	-	-	5	1,573	5	1,573
Residential construction	-	-	1	424	1	424
Total	2	$162	11	$2,937	13	$3,099

At June 30, 2011
Residential real estate (1)	2	$247	5	$1,126	7	$1,373
Commercial real estate	4	488	8	3,324	12	3,812
Total	6	$735	13	$4,450	19	$5,185

At June 30, 2010
Residential real estate (1)	6	$696	4	$491	10	$1,187
Total	6	$696	4	$491	10	$1,187

At June 30, 2009
Commercial real estate	3	$581	-	$-	3	$581
Commercial	4	2,024	-	-	4	2,024
Total	7	$2,605	-	$-	7	$2,605

(1)	Residential real estate loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

Classified Assets. The OCC regulations and the Bank’s internal policies require that management utilize an internal asset classification system to monitor and evaluate the credit risk inherent in its loan portfolio.  The Bank currently classifies problem and potential problem assets as “substandard”, “doubtful”, “loss” or “special mention.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable, and there is a high probability of loss. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as loans is not warranted.  In addition, assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated “special mention.”

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

On the basis of management’s review of its assets, at June 30, 2013 we had classified $8.7 million of our loans as substandard and $2.3 million as doubtful. Of these loans, $6.2 million were considered non-performing and included in the table of non-performing assets.  At June 30, 2013, $5.3 million of our loans were designated as special mention, and none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Starting with March 31, 2012, we changed the loan categories to match those used in the call report.  We utilize a two-tier approach: (1) identification and establishment of specific loss allowances on impaired loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent or otherwise identified as impaired, we may establish a specific loan loss allowance based on a review of among other things, expected cash flows, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and delinquency trends. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on non-accrual commercial loans are applied first to principal. The allowance for loan losses as of June 30, 2013 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the OCC, as an integral part of their examination process, periodically reviews our allowance for loan losses. This agency may require that we recognize additions to the allowance based on its judgment of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.
	Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$2,913	$3,072	$2,651	$2,200	$1,758
Provision for loan losses	770	1,152	915	1,049	967
Charge-offs:
Residential real estate (1)	(307)	(364)	(208)	(50)	(53)
Commercial real estate	(806)	(928)	(62)	(410)	(400)
Residential construction	(9)	-	-	-	-
Commercial	-	-	(212)	(49)	-
Consumer and other	(56)	(60)	(72)	(156)	(118)
Total charge-offs	(1,178)	(1,352)	(554)	(665)	(571)
Recoveries:
Residential real estate (1)	77	7	6	4	1
Commercial real estate	84	-	-	-	-
Residential construction	5	-	-	-	-
Commercial	4	11	18	25	5
Consumer and other	18	23	36	38	40
Total recoveries	188	41	60	67	46
Net charge-offs	(990)	(1,311)	(494)	(598)	(525)
Balance at end of year	$2,693	$2,913	$3,072	$2,651	$2,200

Ratios:
Allowance for loan losses to non-performing loans at end of year	42.46%	34.74%	47.86%	42.13%	34.11%
Allowance for loan losses to total loans outstanding at the end of the year	1.15%	1.16%	1.20%	1.03%	0.83%
Net charge-offs to average loans outstanding	0.40%	0.51%	0.19%	0.22%	0.20%

(1)	Residential real estate loans include one- to four-family mortgage loans, home equity loans, and home equity lines of credit.

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
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)

At June 30, 2013
Residential real estate (1)	$1,223	45.41%	80.46%
Commercial loans (2)	1,332	49.46	19.24
Consumer and other	36	1.34	0.30
Unallocated	102	3.79	-
Total allowance for loan losses	$2,693	100.00%	100.00%

At June 30, 2012
Residential real estate (1)	$1,505	51.67%	80.43%
Commercial loans (2)	1,364	46.82	19.21
Consumer and other	37	1.27	0.36
Unallocated	7	0.24	-
Total allowance for loan losses	$2,913	100.00%	100.00%

At June 30, 2011
Residential real estate (1)	$1,548	50.39%	76.05%
Commercial loans (2)	1,426	46.42	23.53
Consumer and other	11	0.36	0.42
Unallocated	87	2.83	-
Total allowance for loan losses	$3,072	100.00%	100.00%

At June 30, 2010
Residential real estate (1)	$1,342	50.62%	75.89%
Commercial loans (2)	1,198	45.19	23.65
Consumer and other	43	1.62	0.46
Unallocated	68	2.57	-
Total allowance for loan losses	$2,651	100.00%	100.00%

At June 30, 2009
Residential real estate (1)	$1,085	49.32%	75.27%
Commercial loans (2)	1,016	46.18	24.32
Consumer and other	11	0.50	0.41
Unallocated	88	4.00	-
Total allowance for loan losses	$2,200	100.00%	100.00%

(1)	Residential real estate loans include one- to four-family mortgage loans, residential construction loans, home equity loans, and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial loans.

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

The investment policy is consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings.  During the fiscal year ended June 30, 2013, the Company recognized other-than-temporary write-downs of $462,000 on non-agency mortgage-backed securities.

U.S. Government and government-sponsored securities. At June 30, 2013, the Company’s U.S. Government and government-sponsored securities portfolio classified as available-for-sale totaled $961,000, or 0.5% of total securities. At June 30, 2013, the Company’s U.S. Government and government-sponsored securities portfolio classified as held-to-maturity totaled $6.2 million, or 3.6% of total securities.  While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Corporate Bonds.   At June 30, 2013, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $4.9 million, or 2.8% of total securities all of which were classified as available-for-sale.   The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  The Company believes the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost basis which may be at maturity.

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

CMOs are a type of mortgage-backed security issued by a special purpose entity that aggregates pools of mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest, with each class, or “tranche”, possessing different risk characteristics. A particular tranche of CMOs may, therefore, carry prepayment risk that differs from that of both the underlying collateral and other tranches. CMO tranches are purchased by the Company in an attempt to moderate reinvestment risk associated with mortgage-backed securities resulting from unexpected prepayment activities.

At June 30, 2013, mortgage-backed securities and CMOs classified as available for sale totaled $22.6 million, or 13.0% of total securities.  At June 30, 2013, mortgage-backed securities and CMOs classified as held to maturity totaled $128.8 million, or 74.3% of total securities.  At June 30, 2013, 54.5% of the mortgage-backed securities were backed by adjustable rate loans and 45.5% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.85% at June 30, 2013.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Marketable Equity Securities. At June 30, 2013, our equity securities portfolio totaled $10.0 million, or 5.8% of total securities, all of which were classified as available for sale.  At June 30, 2013, the portfolio consisted of auction-rate trust preferred securities (“ARP”).  Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At June 30, 2013, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies, generally other financial institutions (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the trust holding the preferred shares.

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

On September 7, 2008, the U.S. Department of the Treasury placed Fannie Mae and Freddie Mac under conservatorship and assumed an equity position in these entities, which takes priority over both common and preferred stocks.  Putnam Bank owned $4,000,000 in Freddie Mac auction-rate preferred securities and recorded an other-than-temporary impairment loss totaling $3.95 million during the quarters ended September 30, 2008 and December 31, 2008.  The book value of this investment was $46,000 as of June 30, 2011.  The Company took possession of the underlying preferred shares of this investment and sold them during the fiscal year ended June 30, 2012.  A gain on sale of $235,000 was recognized.

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The chart below includes information on the various issuers of Auction Rate Preferred securities owned by the Company:
Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	08-21-13	08-27-13	08-16-13
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.698%	4.659%	4.571%
Dividends Current:	Yes	Yes	Yes

 The Bank’s entire auction rate preferred securities holdings as of June 30, 2013 had failed auctions for the past fiscal year.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated,
	At June 30,
	2013		2012		2011
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of total	Value	of total	Value	of total
	(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and government-sponsored securities	$961	0.5%	$459	0.3%	$666	0.4%
Corporate bonds and other securities	4,873	2.8%	4,654	3.1%	4,905	2.9%
U.S. Government-sponsored and guaranteed mortgage-backed securities	15,065	8.7%	24,113	15.8%	30,316	17.5%
Non-agency mortgage-backed securities	7,551	4.3%	8,351	5.5%	11,722	6.8%
Equity securities	10,000	5.8%	9,636	6.3%	10,400	6.0%
Total securities, available for sale	38,450	22.1%	47,213	31.0%	58,009	33.6%
Securities, held-to-maturity:
U.S. Government and government-sponsored securities	6,198	3.6%	9,192	6.0%	16,085	9.3%
U.S. Government-sponsored and guaranteed mortgage-backed securities	128,791	74.3%	96,003	63.0%	98,656	57.1%
Total securities, held-to-maturity	134,989	77.9%	105,195	69.0%	114,741	66.4%

Total securities	$173,439	100.0%	$152,408	100.0%	$172,750	100.0%

At June 30, 2013, we had invested in $7.6 million in non-agency mortgage-backed securities, and had no other investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% or more of our equity.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2013, mortgage-backed securities with adjustable rates totaled $82.5 million.

	In One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)

Securities available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$961	$-	$961
Corporate debt securities	-	-	-	4,873	4,873
U.S. Government-sponsored and guaranteed mortgage-backed securities	22	1,288	143	13,612	15,065
Non-agency mortgage-backed securities	-	-	-	7,551	7,551
Total debt securities	22	1,288	1,104	26,036	28,450
Equity securities	-	-	-	-	10,000	(1)
Total securities available-for-sale	22	1,288	1,104	26,036	38,450

Securities held-to-maturity:
U.S. Government and government-sponsored securities	-	5,259	939	-	6,198
U.S. Government-sponsored and guaranteed mortgage-backed securities	-	-	4,652	124,139	128,791
Total securities held to maturity	-	5,259	5,591	124,139	134,989
Total securities	$22	$6,547	$6,695	$150,175	$173,439
Weighted average yield	4.00%	1.87%	2.95%	2.86%	2.83%

(1) Equity securities consist of ARP’s with no stated maturity.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2013, $130.1 million, or 38.1%, of our deposit accounts were certificates of deposit, of which $67.1 million had maturities of one year or less.

The following table sets forth the average distribution of total deposit accounts, by account type, for the years indicated.

	At June 30,
	2013			2012			2011
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand deposits	$42,518	12.58%	-%	$38,948	11.66%	-%	$35,914	10.85%	-%
NOW accounts	92,819	27.45	0.49	91,767	27.46	0.67	90,186	27.25	0.81
Regular savings	56,325	16.66	0.14	51,063	15.28	0.21	48,004	14.50	0.34
Money market accounts	14,313	4.23	0.38	15,117	4.52	0.48	13,517	4.09	0.68
Club accounts	192	0.06	0.10	196	0.06	0.15	199	0.06	0.30
	206,167	60.98	0.29	197,091	58.98	0.40	187,820	56.75	0.52
Certificates of deposit	131,932	39.02	1.70	137,054	41.02	1.96	143,158	43.25	2.34
Total	$338,099	100.00%	0.84%	$334,145	100.00%	1.04%	$330,978	100.00%	1.31%

As of June 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $61.8 million. The following table sets forth the maturity of those certificates as of June 30, 2013, in thousands.

Three months or less	$21,550
Over three through six months	5,608
Over six months through one year	7,467
Over one year through three years	18,370
Over three years	8,823
Total	$61,818

 Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston (“FHLB”), and securities sold under agreements to repurchase.  At June 30, 2013, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $49.2 million.   The Bank has an available line of credit with Bankers Bank Northeast in the amount of $4.0 million. There was nothing advanced on this line as of June 30, 2013.  At June 30, 2013, retail securities sold under agreements to repurchase were $4.8 million.  The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At and For The Year Ended
	June 30,
	2013	2012	2011
	(Dollars in thousands)

Maximum amount of advances outstanding
at any month end during the year:
FHLB advances	$56,800	$83,500	$98,500
Securities sold under agreements to repurchase with customers	15,783	12,236	11,651
Average advances outstanding during the year:
FHLB advances	54,068	72,692	93,799
Securities sold under agreements to repurchase with customers	6,841	6,303	7,671
Balance outstanding at end of year:
FHLB advances	53,500	53,500	83,500
Securities sold under agreements to repurchase with customers	4,849	3,653	4,244
Weighted average interest rate during the year:
FHLB advances	3.17%	3.79%	3.84%
Securities sold under agreements to repurchase with customers	0.16	0.21	0.28
Weighted average interest rate at end of year:
FHLB advances	2.89%	3.46%	3.88%
Securities sold under agreements to repurchase with customers	0.16	0.17	0.27

Subsidiary Activities

PSB Holdings Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2013, Windham North Properties, LLC, owned six such properties.  PSB Realty, LLC owns a parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate.  Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2013, we had 81 full-time employees and 37 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2013, Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2013, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At June 30, 2013, PSB Holdings, Inc. had $1.2 million of AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2013, PSB Holdings, Inc. had $1.4 million in net operating loss carry forwards for federal income tax purposes.

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

SUPERVISION AND REGULATION

General

Putnam Bank is examined and supervised by the Office of the Comptroller of the Currency. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Putnam Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. Putnam Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines Putnam Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Putnam Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Putnam Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or Congress, could have a material adverse impact on PSB Holdings, Inc. and Putnam Bank and their operations.

Regulatory Agreement

On June 20, 2012, Putnam Bank entered into an agreement with the Office of Comptroller of the Currency (the “Agreement”).  As part of the Agreement, the Office of Comptroller of the Currency (required Putnam Bank to take a number of specific corrective actions, and specified that Putnam Bank may not undertake certain actions without obtaining prior regulatory approval.  The Agreement replaces a memorandum of understanding that Putnam Bank entered into with the Office of Thrift Supervision.

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

●	The full Board must forward a copy of the progress report with any comments they may have to the Assistant Deputy Comptroller.

●	Develop a detailed three year business plan for Putnam Bank which must be forwarded to the Assistant Deputy Comptroller for a prior written determination of no supervisory objection.

●	Putnam Bank may not deviate from the business plan without receiving the prior written determination of no supervisory objection from the Assistant Deputy Comptroller.

●	Prepare and forward to the Assistant Deputy Comptroller a revised capital plan for Putnam Bank that is consistent with Putnam Bank’s business plan.

●	Following receipt of the Assistant Deputy Comptroller’s written determination of no supervisory objection, the Board must adopt and Putnam Bank implement the capital plan.

●	Adopt and implement a written program to review Putnam Bank’s classified investment securities and reduce the levels of classified investments.

●	Develop and implement policies and procedures to identify and monitor investment securities with other than temporary impairment.

●	Develop and implement a program to improve loan portfolio management.

●	Establish a written loan review system to review on at least a quarterly basis Putnam Bank’s loan portfolio to assure the timely identification and categorization of problem loans.

●	Prior to adoption the written loan system and any future changes must be provided to the Assistant Deputy Comptroller for a prior written determination of no supervisory objection.

●	Adopt, implement and adhere to written policies and procedures for maintaining an adequate allowance for loan and lease losses.

●	Establish a written program eliminating the basis of the Office of the Comptroller of the Currency’s criticism of certain assets and assets classified through any internal or external loan review.

The Agreement also requires that the written programs referenced above be submitted to the Office of the Comptroller of the Currency within certain timeframes following June 20, 2012, the date Putnam Bank entered into the Agreement.  Management has reviewed its obligations under the Agreement and believes it is in compliance with the terms of the Agreement.

Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required Putnam Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including mutual holding companies, like PSB Holdings, Inc., and Putnam Bancorp, Inc., in addition to bank holding companies that it already regulated.  The Dodd-Frank Act also required the Federal Reserve Board to set minimum capital levels for holding companies that are as stringent as those required for the insured depository subsidiaries, meaning that the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Putnam Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets are continuing to be examined by their applicable bank regulators.  The legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  The legislation also required rules governing retention of a portion of credit risk by originators of certain securitized loans, stipulated regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the process of the various federal agencies promulgating numerous and extensive implementing regulations is continuing.  Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations issued thereunder. Under these laws and regulations, Putnam Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans certain types of debt securities and certain other assets. Putnam Bank also may invest specified amount in subsidiaries that may engage in activities not otherwise permissible for Putnam Bank, including real estate investment and securities and insurance brokerage.  The Dodd-Frank Act authorized depository institutions to, for the first time, pay interest on business checking accounts, effective July 21, 2011.

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

At June 30, 2013, Putnam Bank’s capital exceeded all applicable requirements.

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and implements more stringent treatment of mortgage servicing assets and certain deferred tax assets.  Under the rule, a banking organization’s capital distributions and certain discretionary bonus payments will be restricted if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be applicable.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by certain readily marketable collateral, which does not include real estate. As of June 30, 2013, Putnam Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to regulatory enforcement action for a violation of law. At June 30, 2013, Putnam Bank satisfied this test.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution.  PSB Holdings, Inc. and Putnam Bancorp, MHC are affiliates of Putnam Bank. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Putnam Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Putnam Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Putnam Bank’s Board of Directors.  Extensions of credit to executive officers are subject to additional restrictions.

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

At June 30, 2013, Putnam Bank met the criteria for being considered “well-capitalized”.

The previously mentioned final rule that increases regulatory capital requirements will revise the prompt corrective action categories accordingly.

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2013, the annualized FICO assessment was equal to 0.64 basis points of an institution’s total assets less tangible capital.

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

Federal Home Loan Bank System. Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Putnam Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in specified amounts. As of June 30, 2013, Putnam Bank was in compliance with this requirement.

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

The Home Owners’ Loan Act prohibits a savings and loan holding company, including PSB Holdings, Inc. and Putnam Bancorp, MHC from, directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board. It also prohibits, with certain exceptions, the acquisition or retention of, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies, subject to certain grandfather rules.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act’s directive as to savings and loan holding companies.  The consolidated regulatory capital requirements will apply to savings and loan holding companies As of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

Dividends and repurchases.  The Federal Reserve Board has issued a supervisory letter regarding the payment of dividends and stock repurchases by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the supervisory letter provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing its stock in certain circumstances.  These regulatory policies could affect the ability of PSB Holdings, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by Putnam Bancorp, MHC. Federal regulations require Putnam Bancorp, MHC to notify the Federal Reserve Board of any proposed waiver of its receipt of dividends from PSB Holdings, Inc.  The Office of Thrift Supervision, the previous regulator for Putnam Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The Federal Reserve Board has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived.  The Federal Reserve Board has typically not allowed dividend waivers by mutual bank holding companies and, therefore, the ability of Putnam Bancorp, MHC to waive dividends for in the future is uncertain.

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

A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an additional impairment that is other-than- temporary, which could result in material losses to us.  These factors include, but are not limited to, continued failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair values of the trust preferred securities could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

We have been negatively affected by current local and national market and economic conditions.  A continuation or worsening of these conditions could adversely affect our operations, financial condition and earnings.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high.  Recovery by many businesses has been impaired by lower consumer spending.  A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events could then result in further increases in loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, which could negatively affect our financial condition and results of operations.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Our allowance for loan losses was 1.15% of total loans and 42.46% of non-performing loans at June 30, 2013. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Because we originate a significant number of mortgage loans secured by residential real estate, decreases in real estate values could adversely affect the value of property used as collateral for such loans.  At June 30, 2013, loans secured by real estate represented 98.9% of our total loans, substantially all of which are secured by properties located in Windham County.  Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.  As of June 30, 2013, the unemployment rate in Windham County, Connecticut was 9.4%, and the New London County unemployment rate was 8.2% compared to the national unemployment rate of 7.6% and the unemployment rate for Connecticut as a whole of 8.1%.

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

At June 30, 2013, our “rate shock” analysis prepared by our third party consultant indicates that our net portfolio value would decrease by $10.3 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk, Liquidity and Capital resources.”

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008.  Consequently, the average yield on our interest earning assets has decreased to 3.61% for the year ended June 30, 2013 from 4.40% for the year ended June 30, 2011.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets.  This has resulted in increases in net interest income in the short term.  However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease.  The Board of Governors of the Federal Reserve System has indicated its intention to continue to maintain low interest rates in the near future.  Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

If our investment in the common stock of the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired or as permanently impaired, earnings and stockholders’ equity could decrease.

We own stock of the Federal Home Loan Bank of Boston, which is part of the Federal Home Loan Bank system.  The Federal Home Loan Bank of Boston common stock is held to qualify for membership in the Federal Home Loan Bank of Boston and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance programs.  The aggregate cost of our Federal Home Loan Bank of Boston common stock as of June 30, 2013, was $7.0 million based on its par value.  There is no market for Federal Home Loan Bank of Boston common stock.

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

Proposed and final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule, effective January 10, 2014, designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage“ definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

●	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

●	interest-only payments;

●	negative-amortization; and

●	terms of longer than 30 years.

The final rule also establishes general underwriting criteria for qualified mortgages, including that the consumer has a total (or “back end”) debt-to-income ratio that is less than or equal to 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more costly/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.”  The regulatory agencies initially issued a proposed rule to implement this requirement in April 2011.  A revised proposed rule was issued in August 2013.  The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations.  Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

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

We report certain assets, including securities available-for-sale, at fair value.  Generally, for securities that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value.  Because we carry these assets on our books at their estimated fair value, we may record losses even if the asset in question presents minimal credit risk.  Under current accounting requirements, elevated delinquencies, defaults, and estimated losses from the disposition of collateral in our non-agency mortgage-backed securities portfolio may require us to recognize additional other-than-temporary impairments in future periods with respect to our securities portfolio.  The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the asset and our estimate of the anticipated recovery period.

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

The need to account for certain assets at estimated fair value may adversely affect our results of operations.

Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value.  Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We conduct substantially all of our business through our main office, seven full service branch offices and one loan origination center.  We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”.  In 2002, we began Limited Service (Mobile) Branch activities.  The Limited Services (Mobile) Branch serves approximately eight locations in our primary market area consisting of schools and retirement facilities.  Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit taking, check cashing, notary and certificate of deposit renewal activities.  Set forth below is information on our office locations as of June 30, 2013.  The net book value of our premises, land and equipment was approximately $4.2 million at June 30, 2013.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property
				(In thousands)
Main Office:
40 Main Street	Owned	1974	14,938	$989
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased	2006	473	65
Putnam, Connecticut 06260

100 Averill Road	Owned	1981	2,487	406
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned	1993	2,452	312
Danielson, Connecticut 06239

11 Pratt Road	Owned	2000	2,162	305
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased	2005	2,600	30
Griswold, Connecticut 06351

2 Chapman Lane	Owned	2009	2,400	581
Gales Ferry, Connecticut 06335

40 High Street	Owned	2009	2,800	1,093
Norwich, Connecticut 06360

Loan Center:
50 Canal Street	Owned	2000	2,940	123
Putnam, Connecticut 06260

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	-		-	-
36 Vina Lane
Brooklyn, Connecticut 06234
Total				$3,904

(1)
Our personnel are at this location for approximately three hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2013, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “PSBH.” Putnam Bancorp, MHC owned 3,729,846 shares, or 57.0% of our outstanding common stock. The approximate number of holders of record of PSB Holdings, Inc.’s common stock as of August 31, 2013 was 435. Certain shares of PSB Holdings, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PSB Holdings, Inc.’s common stock for the periods ended June 30, 2013 and June 30, 2012. The following information with respect to closing trading prices was provided by the NASDAQ Capital Market.

	High	Low	Dividends
Fiscal 2012
Quarter ended September 30, 2011	$5.49	$4.40	$-
Quarter ended December 31, 2011	4.97	4.12	-
Quarter ended March 31, 2012	4.98	4.50	-
Quarter ended June 30, 2012	4.80	4.18	-

Fiscal 2013
Quarter ended September 30, 2012	$4.85	$4.18	$-
Quarter ended December 31, 2012	4.80	4.42	-
Quarter ended March 31, 2013	6.99	4.80	-
Quarter ended June 30, 2013	7.25	5.60	-

For a discussion of regulatory factors restricting our ability to pay dividends to our stockholders, see Item 1, “Business—Supervision and Regulation—Holding Company Regulation—Dividends and Repurchases”, and “—Waivers of Dividends by Putnam Bancorp, MHC”, and Item 1A. “Risk Factors—The Dodd-Frank Act and related regulations may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.”

PSB Holdings, Inc. has no source of income other than dividends from Putnam Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by PSB Holdings, Inc. and interest payments with respect to PSB Holdings, Inc.’s loan to the Employee Stock Ownership Plan.  Accordingly, dividend payments by PSB Holdings, Inc. are dependent primarily on dividends it receives from Putnam Bank.   For a discussion of restrictions on the ability of Putnam Bank to pay dividends to PSB Holdings, Inc., see Item 1, “Business—Supervision and Regulation— Federal Banking Regulation—Capital Distributions.”  In addition, see “Business—Supervision and Regulation—Regulatory Agreement.”

Information with respect to securities authorized for issuance under the Company’s Equity Compensation Plan is contained in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	Selected Financial Data

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements.  The following is only a summary and you should read it in conjunction with the Company’s consolidated financial statements and notes thereto.  The information at June 30, 2013 and 2012 and for the fiscal years ended June 30, 2013 and 2012 is derived in part from the audited consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K.  The information at June 30, 2011, 2010 and 2009, for the fiscal years ended June 30, 2011, 2010 and 2009, is derived in part from audited consolidated financial statements that do not appear in this document.

	At June 30,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Financial Condition Data:

Total assets	$454,378	$452,343	$472,499	$489,359	$477,349
Cash and cash equivalents	12,793	11,413	8,273	23,291	6,059
Securities available-for-sale, at fair value	38,450	47,213	58,009	85,893	164,888
Securities held-to-maturity, at amortized cost	134,989	105,195	114,741	83,249	2,000
Loans receivable, net	232,171	248,572	253,225	254,772	264,317
Loans held-for-sale	1,037	776	1,567	1,470	1,200
Deposits	341,285	342,338	333,773	335,146	308,099
Borrowings	58,349	57,153	87,744	106,396	124,971
Total stockholders’ equity	50,081	48,135	46,747	43,855	39,896

	For the Year Ended June 30,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Operating Data:

Interest and dividend income	$15,253	$17,738	$19,730	$22,462	$25,318
Interest expense	4,794	6,655	8,370	10,125	12,726
Net interest income	10,459	11,083	11,360	12,337	12,592
Provision for loan losses	770	1,152	915	1,049	967
Net interest income after provision for loan losses	9,689	9,931	10,445	11,288	11,625
Non-interest income (charge)	2,536	2,279	2,503	1,983	(12,559)
Non-interest expense	10,583	10,945	11,313	11,700	10,807
Income (loss) before income taxes	1,642	1,265	1,635	1,571	(11,741)
Income tax expense (benefit)	305	215	537	309	(4,610)
Net income (loss)	$1,337	$1,050	$1,098	$1,262	$(7,131)

	June 30,
Selected Financial Ratios and Other Data:	2013	2012	2011	2010	2009

Performance Ratios:
Return on average assets	0.30%	0.23%	0.23%	0.26%	(1.47	) %
Return on average equity	2.66	2.25	2.38	2.93	(17.76)
Interest rate spread (1)	2.27	2.34	2.29	2.47	2.46
Net interest margin (2)	2.47	2.57	2.53	2.74	2.79
Non-interest expense to average assets	2.34	2.37	2.35	2.42	2.23
Efficiency ratio (3)	81.44	81.91	81.61	81.70	NA
Basic earnings (loss) per share	$0.21	$0.16	$0.17	$0.20	$(1.14)
Diluted earnings (loss) per share	$0.21	$0.16	$0.17	$0.20	$(1.14)
Average interest-earning assets to average interest-bearing liabilities	118.55%	115.10%	113.11%	112.03%	112.01%

Capital Ratios:
Equity to total assets at end of period	11.02%	10.64%	9.89%	8.96%	8.36%
Average equity to average assets	11.10	10.11	9.59	8.92	8.30
Total capital to risk-weighted assets	18.19	16.36	16.04	13.42	10.92
Tier 1 capital to risk-weighted assets	17.00	15.15	14.79	12.38	10.20
Tier 1 capital to adjusted tangible assets	8.70	8.24	7.68	6.91	6.62
Dividend payout ratio	0.00	0.00	0.00	0.20	(0.25)

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.15%	1.16%	1.20%	1.03%	0.83%
Allowance for loan losses as a percent of non-performing loans	42.46	34.74	47.86	42.13	34.11
Net charge-offs to average outstanding loans during the period	0.40	0.51	0.19	0.22	0.20
Non-performing loans as a percent of total loans	2.71	3.34	2.51	2.45	2.42
Non-performing assets as a percent of total assets	2.24	2.99	2.58	1.80	1.67

Other Data:
Number of full-service offices	7	7	7	7	6

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the years ended June 30, 2013 and 2012, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 8 of this Annual Report on Form 10-K.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, other-than-temporary impairment of investment securities and valuation of deferred tax assets and goodwill.  Management has discussed the development, selection and application of these critical accounting policies with the Audit Committee of the Board of Directors.

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

 The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations, trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year ended 2013.

The specific component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring (“tdr/other”) agreement.

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

Deferred Tax Assets and Liabilities.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

Comparison of Financial Condition at June 30, 2013 and June 30, 2012

Assets. Total assets of the Company were $454.4 million at June 30, 2013, an increase of $2.1 million or 0.5%, from $452.3 million at June 30, 2012.  Investments in available-for-sale securities decreased $8.7 million or 18.6%, to $38.5 million at June 30, 2013 compared to $47.2 million at June 30, 2012.  Investments in held-to-maturity securities increased   $29.8 million or 28.3% to $135.0 million as of June 30, 2013 compared to $105.2 million as of June 30, 2012.  Cash and cash equivalents increased $1.4 million or 12.1% to $12.8 million as of June 30, 2013 compared to $11.4 million as of June 30, 2012.  The increase in cash was primarily due to additional overnight monies deposited in interest-bearing accounts at the Federal Reserve Bank of Boston.  Net loans outstanding decreased $16.4 million or 6.6% to $232.2 million at June 30, 2013 from $248.6 million at June 30, 2012. The decrease in loans was primarily due to decreases of $13.0 million in residential real estate loans,  $1.6 million in commercial real estate loans and $1.5 million in commercial loans from June 30, 2012 to June 30, 2013.

Liabilities. Total liabilities increased $89,000, or 0.0%, to $404.3 million at June 30, 2013 from $404.2 million at June 30, 2012.   Total deposits decreased $1.0 million, or 0.3%, to $341.3 million at June 30, 2013 from $342.3 million at June 30, 2012.   Total securities sold under agreements to repurchase increased $1.2 million, or 32.7%, to $4.8 million at June 30, 2013 from $3.6 million at June 30, 2012.

Stockholders’ Equity. Total stockholders’ equity increased $2.0 million, or 4.0% to $50.1 million at June 30, 2013 from $48.1 million at June 30, 2012. The increase was primarily due to net income of $1.3 million and a decrease of $490,000 in accumulated other comprehensive loss for the fiscal year ended June 30, 2013.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2013 and 2012

Net Income. Net income amounted to $1.3 million, or $0.21 per basic and diluted share for the fiscal year ended June 30, 2013 compared to net income of $1.0 million or $0.16 per basic and diluted share for the fiscal year ended June 30, 2012.

Interest and Dividend Income. Interest and dividend income decreased by $2.4 million, or 14.0%, to $15.3 million for the fiscal year ended June 30, 2013 from $17.7 million for the fiscal year ended June 30, 2012. The decrease in interest and dividend income resulted primarily from a 51 basis point decrease in the yield on average interest-earning assets to 3.61% for the fiscal year ended June 30, 2013 from 4.12% for the fiscal year ended June 30, 2012.  This decrease in yield is primarily due to the current low rate environment and a shift from loans into investments.  Interest income on loans decreased by $1.4 million, or 11.1%, to $11.5 million for the fiscal year ended June 30, 2013 from $13.0 million for the fiscal year ended June 30, 2012. Interest and dividend income on investment securities decreased $1.1 million, or 22.2%, to $3.7 million for the fiscal year ended June 30, 2013 from $4.8 million for the fiscal year ended June 30, 2012.  The yield on average investment securities decreased 65 basis points to 2.18% for the fiscal year ended June 30, 2013 from 2.83% for the fiscal year ended June 30, 2012.  Average interest-earning assets decreased $8.1 million to $422.6 million for the fiscal year ended June 30, 2013 from $430.7 million for the fiscal year ended June 30, 2012.  Average investment securities increased $1.4 million, average loans decreased $9.8 million and average other earning assets increased $282,000 from year to year.

Interest Expense. Interest expense decreased by $1.9 million, or 28.0%, to $4.8 million for the fiscal year ended June 30, 2013 from $6.7 million for the fiscal year ended June 30, 2012. The decrease in interest expense resulted primarily from a decrease in the cost of average interest-bearing liabilities which decreased by 44 basis points to 1.34% for the fiscal year ended June 30, 2013 as compared to 1.78% for the fiscal year ended June 30, 2012.  The cost of average interest-bearing deposits decreased 28 basis points to 1.04% for the fiscal year ended June 30, 2013 from 1.32% for the fiscal year ended June 30, 2012 and the cost of other borrowed money decreased 69 basis points to 2.81% for the fiscal year ended June 30, 2013 from 3.50% for the fiscal year ended June 30, 2012.  This decrease in cost is primarily due to the current low rate environment.  Average interest-bearing deposits increased $384,000 to $295.6 million for the fiscal year ended June 30, 2013 from $295.2 million for the fiscal year ended June 30, 2012.  Average NOW accounts increased $1.1 million, average savings deposits increased $5.3 million and average time deposits decreased $5.1 million year over year.  Average borrowings decreased $18.1 million to $60.9 million for the fiscal year ended June 30, 2013 from $79.0 million for the fiscal year ended June 30, 2012.

Net Interest Income. Net interest income decreased $624,000, or 5.6%, to $10.5 million for the fiscal year ended June 30, 2013 from $11.1 million for the fiscal year ended June 30, 2012. The primary reason for the decrease in our net interest income was the change in rates for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012.

Provision for Loan Losses. The Company’s provision for loan losses decreased $382,000, or 33.2% to $770,000 for the fiscal year ended June 30, 2013 from $1.2 million for the fiscal year ended June 30, 2012. The lower provision for loan losses reflects the Bank’s lower non-performing loans and reduced charge-offs. Non-performing loans decreased to $6.3 million at June 30, 2013 from $8.4 million at June 30, 2012. The allowance for loan losses was $2.7 million at June 30, 2013 compared to $2.9 million at June 30, 2012. The ratio of the allowance to total loans outstanding was 1.15% as of June 30, 2013 compared to 1.16% as of June 30, 2012, and the ratio of the allowance to non-performing loans was 42.46% as of June 30, 2013 compared to 34.74% as of June 30, 2012.

Non-interest Income.   Non-interest income increased $257,000, or 11.3%, to $2.5 million for the fiscal year ended June 30, 2013 compared to $2.3 million for the fiscal year ended June 30, 2012.  This was primarily due to decreased other-than-temporary write-downs of investment securities of $1.5 million to $462,000 for the fiscal year ended June 30, 2013 compared to $2.0 million for the fiscal year ended June 30, 2012.  The write-downs for the fiscal years ended June 30, 2013 and 2012 consisted of credit losses on non-agency mortgage-backed securities.  Included in the fiscal year ended June 30, 2012 was a legal settlement on previously written-down securities of $1.5 million.  Mortgage banking activities increased $149,000 to $298,000 for the fiscal year ended June 30, 2013 compared to $149,000 for the fiscal year ended June 30, 2012.  Bank-owned life insurance income increased $158,000 to $486,000 for the fiscal year ended June 30, 2013 compared to $328,000 for the fiscal year ended June 30, 2012.  This increase included a $176,000 non-taxable death benefit realized during the fiscal year ended June 30, 2013.

Non-interest Expense. Non-interest expense decreased by $362,000, or 3.3%, to $10.6 million for the fiscal year ended June 30, 2013 from $10.9 million for the fiscal year ended June 30, 2012. Salaries and employee benefits expense decreased by $89,000, or 1.5%, to $5.7 million for the fiscal year ended June 30, 2013 from $5.8 million for the fiscal year ended June 30, 2012.  Occupancy and equipment expense decreased by $48,000, or 3.7%, to $1.2 million for the fiscal year ended June 30, 2013 from $1.3 million for the fiscal year ended June 30, 2012.  All other non-interest expense, consisting primarily of data processing expense, FDIC deposit insurance, professional fees and marketing expense decreased by $225,000, or 5.8%, to $3.7 million for the fiscal year ended June 30, 2013 from $3.9 million for the fiscal year ended June 30, 2012. This was primarily due to decreases in marketing expense of $115,000, write-downs of other real estate owned of $23,000 and amortization of intangible assets of $29,000.

            Provision for Income Taxes.  Income tax expense increased by $90,000, or 41.9%, to $305,000 for the year ended June 30, 2013 from $215,000 for the year ended June 30, 2012.  The change can be attributed to a 29.8% increase in pre-tax income offset by the increase in bank-owned life insurance income.  Our effective tax rate was 18.6% for the year ended June 30, 2013, compared to 17.0% for the year ended June 30, 2012.  The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

				June 30,
	2013			2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Interest earning assets:
Investment securities	$169,826	$3,708	2.18%	$168,419	$4,765	2.83%	$186,412	$6,032	3.24%
Loans	245,881	11,531	4.69%	255,645	12,964	5.07%	256,737	13,694	5.33%
Other interest earning assets	6,929	14	0.20%	6,647	9	0.14%	5,353	4	0.07%
Total interest-earnings assets	422,636	15,253	3.61%	430,711	17,738	4.12%	448,502	19,730	4.40%
Non-interest-earning assets	29,182			31,520			32,209
Total assets	$451,818			$462,231			$480,711

Interest-bearing liabilities:
NOW accounts	$92,818	513	0.55%	$91,767	700	0.76%	$90,186	934	1.04%
Savings accounts	56,325	102	0.18%	51,063	169	0.33%	48,004	168	0.35%
Money market accounts	14,313	56	0.39%	15,117	93	0.62%	13,517	111	0.82%
Time deposits	132,124	2,411	1.82%	137,250	2,927	2.13%	143,357	3,536	2.47%
Borrowings	60,909	1,712	2.81%	78,996	2,766	3.50%	101,469	3,621	3.57%
Total interest-bearing liabilities	356,489	4,794	1.34%	374,193	6,655	1.78%	396,533	8,370	2.11%
Non-interest-bearing demand deposits	42,518			38,948			35,914
Other non-interest-bearing liabilities	2,627			2,364			2,162
Capital accounts	50,184			46,726			46,102
Total liabilities and capital accounts	$451,818			$462,231			$480,711

Net interest income		$10,459			$11,083			$11,360
Interest rate spread			2.27%			2.34%			2.29%
Net interest-earning assets	$66,147			$56,518			$51,969
Net interest margin			2.47%			2.57%			2.53%
Average earning assets to
average interest-bearing liabilities			118.56%			115.10%			113.11%

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

	Years ended June 30,			Years ended June 30,
	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
Interest-earning assets:	Rate	Volume	Net	Rate	Volume	Net
Interest and Dividend Income:	(in thousands)
Investment securities	$(1,096)	$39	$(1,057)	$(717)	$(550)	$(1,267)
Loans	(950)	(483)	(1,433)	(672)	(58)	(730)
Other interest-earning assets	5	-	5	4	1	5
Total interest-earning assets	(2,041)	(444)	(2,485)	(1,385)	(607)	(1,992)

Interest-bearing liabilities
Interest Expense:
NOW accounts	(195)	8	(187)	(250)	16	(234)
Savings accounts	(83)	16	(67)	(9)	10	1
Money Market accounts	(32)	(5)	(37)	(30)	12	(18)
Time deposits	(410)	(106)	(516)	(463)	(146)	(609)
Borrowings	(488)	(566)	(1,054)	(67)	(788)	(855)
Total interest-bearing liabilities	(1,208)	(653)	(1,861)	(819)	(896)	(1,715)

Change in net interest income	$(833)	$209	$(624)	$(566)	$289	$(277)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at June 30, 2013 and June 30, 2012.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	June 30, 2013	June 30, 2012

Stable
+ 100	0.29%	-0.56%
+ 200	-2.99%	-4.81%

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

The tables below set forth, at June 30, 2013, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$26,046	$(20,727)	-44.31%	6.40%	(401)
+200	$36,434	$(10,339)	-22.10%	8.62%	(179)
+100	$43,125	$(3,648)	-7.80%	9.88%	(53)
0	$46,773	$-	0.00%	10.41%	0
-100	$49,969	$3,196	6.83%	10.88%	47

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity and Capital Resources

The term “liquidity” refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2013 of $53.5 million with unused borrowing capacity of $51.6 million.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. The Bank’s net loan principal repayments net of originations were $15.0 million for the fiscal year ended June 30, 2013 and $1.8 million for the fiscal year ended June 30, 2012.  Purchases of securities totaled $71.5 million and $38.0 million, for the years ended June 30, 2013 and 2012, respectively.

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

Certificates of deposit totaled $130.1 million at June 30, 2013. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

For the year ended June 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
PSB Holdings, Inc.

We have audited the consolidated balance sheets of PSB Holdings, Inc. and Subsidiary (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 25, 2013

PSB Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2013 and 2012
(In thousands, except share data)

	2013	2012

ASSETS
Cash and due from depository institutions	$5,306	$5,228
Interest-bearing deposits with other banks	7,487	6,185
Cash and cash equivalents	12,793	11,413

Investments in available-for-sale securities, at fair value	38,450	47,213
Investments in held-to-maturity securities (fair value of $135,418 as of June 30, 2013 and $108,336 as of June 30, 2012)	134,989	105,195
Federal Home Loan Bank stock, at cost	6,953	7,536
Loans held-for-sale	1,037	776
Loans	234,864	251,485
Allowance for loan losses	(2,693)	(2,913)
Net loans	232,171	248,572
Premises and equipment	4,237	4,526
Accrued interest receivable	1,013	1,158
Other real estate owned	1,665	1,683
Goodwill	6,912	6,912
Intangible assets	109	202
Bank-owned life insurance	8,859	8,759
Due from broker	-	2,000
Deferred tax asset	2,903	3,890
Other assets	2,287	2,508

Total assets	$454,378	$452,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$44,231	$43,785
Interest-bearing	297,054	298,553
Total deposits	341,285	342,338
Mortgagors’ escrow accounts	2,120	2,034
Federal Home Loan Bank advances	53,500	53,500
Securities sold under agreements to repurchase	4,849	3,653
Other liabilities	2,543	2,683
Total liabilities	404,297	404,208

Commitments and Contingencies (Notes 4, 10 and 12)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,541,561 shares outstanding at June 30, 2013 and 6,528,863 at June 30, 2012	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	24,836	23,630
Accumulated other comprehensive loss	(523)	(1,013)
Unearned ESOP shares	(1,437)	(1,565)
Treasury stock, at cost (401,564 and 414,262 shares at June 30, 2013 and 2012, respectively)	(4,091)	(4,213)
Total stockholders’ equity	50,081	48,135

Total liabilities and stockholders’ equity	$454,378	$452,343

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Net Income

Years Ended June 30, 2013 and 2012
(In thousands, except share data)

	2013	2012
Interest and dividend income:
Interest and fees on loans	$11,531	$12,964
Interest on debt securities	3,204	4,260
Dividends on marketable equity securities	471	473
Dividends on Federal Home Loan Bank stock	33	32
Other interest	14	9
Total interest and dividend income	15,253	17,738

Interest expense:
Interest on deposits	3,082	3,889
Interest on Federal Home Loan Bank advances	1,701	2,753
Interest on securities sold under agreements to repurchase	11	13
Total interest expense	4,794	6,655
Net interest and dividend income	10,459	11,083
Provision for loan losses	770	1,152
Net interest and dividend income after provision for loan losses	9,689	9,931

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(780)	(3,522)
Portion of losses recognized in other comprehensive income	318	1,558
Net impairment losses recognized in earnings	(462)	(1,964)
Fees for services	1,753	1,836
Mortgage banking activities	298	149
Net commissions from brokerage services	113	116
Bank-owned life insurance income	486	328
Gain on sales and calls of available-for-sale securities, net	206	235
Income from legal settlement	-	1,452
Other income	142	127
Total non-interest income	2,536	2,279

Non-interest expense:
Compensation and benefits	5,677	5,766
Occupancy and equipment	1,243	1,291
Data processing	687	661
LAN/ WAN network expense	144	144
Advertising and marketing	163	278
OCC assessment	186	184
Professional fees	466	396
Amortization of intangible asset	93	122
FDIC deposit insurance	598	605
Other real estate-owned expense	104	105
Write-down of other real estate owned	48	71
Other non-interest expense	1,174	1,322
Total non-interest expense	10,583	10,945

Income before income tax expense	1,642	1,265

Income tax expense	305	215

Net income	$1,337	$1,050

Earnings per common share:
Basic	$0.21	$0.16
Diluted	$0.21	$0.16
Weighted average common shares outstanding:
Basic	6,384,712	6,364,345
Diluted	6,384,712	6,364,345

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2013 and 2012

	2013	2012
	(In thousands)

Net income	$1,337	$1,050

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	801	214
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	256	1,729
Non credit portion of other-than-temporary losses on available-for-sale securities	(318)	(1,558)

Other comprehensive income before tax	739	385
Income tax expense related to other comprehensive income	(249)	(131)
Other comprehensive income net of tax	490	254

Total comprehensive income	$1,827	$1,304

(1)
Amounts are included in net impairment losses recognized in earnings and gains on sales and calls of available-for-sale securities, net in non-interest income on the consolidated statements of net income. Income tax benefit associated with these reclassification adjustments was $89,000 and 605,000 for the years ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2013 and 2012

		Additional		Accumulated Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Loss	Shares	Awards	Stock	Total
	(In thousands)

Balance at June 30, 2011	$694	$30,594	$22,648	$(1,267)	$(1,693)	$(16)	$(4,213)	$46,747

Comprehensive income	-	-	1,050	254	-	-	-	1,304
ESOP shares committed to be released (12,780 shares)	-	-	(68)	-	128	-	-	60
Stock-based compensation expense	-	8	-	-	-	16	-	24

Balance at June 30, 2012	694	30,602	23,630	(1,013)	(1,565)	-	(4,213)	48,135

Comprehensive income	-	-	1,337	490	-	-	-	1,827
ESOP shares committed to be released (12,780 shares)	-	-	(62)	-	128	-	-	66
Shares issued	-	-	(69)	-	-	-	122	53

Balance at June 30, 2013	$694	$30,602	$24,836	$(523)	$(1,437)	$-	$(4,091)	$50,081

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended June 30, 2013 and 2012

	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$1,337	$1,050
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities, net	1,375	1,309
Gain on sales and calls of securities, net	(206)	(235)
Impairment losses on securities	462	1,964
Net (increase) decrease in loans held for sale	(261)	791
Amortization of deferred loan costs, net	71	75
Provision for loan losses	770	1,152
Gain on sale of other real estate owned	(10)	(1)
Write-down of other real estate owned	48	71
Loss on sale of premises and equipment	1	5
Depreciation and amortization	457	464
Amortization of core deposit intangible	93	122
Decrease in accrued interest receivable and other assets	275	1,538
Increase in cash surrender value of bank-owned life insurance	(310)	(328)
(Decrease) increase in other liabilities	(140)	214
Deferred tax expense	738	195
Amortization of ESOP expense	66	60
Stock-based compensation	-	24
Net cash provided by operating activities	4,766	8,470

Cash flows from investing activities:
Purchase of available-for-sale securities	(4,082)	(5,503)
Proceeds from sales, calls, paydowns and maturities of available-for-sale securities	13,296	14,922
Purchase of held-to maturity securities	(67,402)	(32,483)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	38,265	38,753
Redemption of Federal Home Loan Bank stock	583	520
Loan repayments net of originations	14,875	1,675
Purchase of bank-owned life insurance	-	(2,000)
Bank-owned life insurance death benefit income	(176)	-
Recoveries of loans previously charged off	188	41
Proceeds from the surrender of bank-owned life insurance policy	386	-
Proceeds from sale of other real estate owned	477	1,031
Capital expenditures - premises and equipment	(78)	(528)
Net cash (used in) provided by investing activities	(3,668)	16,428

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows (Concluded)

Years Ended June 30, 2013 and 2012

	2013	2012
	(In thousands)
Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(1,053)	8,565
Net increase in mortgagors’ escrow accounts	86	268
Proceeds from long-term Federal Home Loan Bank advances	-	2,000
Repayments of long-term Federal Home Loan Bank advances	-	(32,000)
Net increase (decrease) in securities sold under agreements to repurchase	1,196	(591)
Shares issued	53	-
Net cash provided by (used in) financing activities	282	(21,758)

Increase in cash and cash equivalents	1,380	3,140
Cash and cash equivalents at beginning of year	11,413	8,273

Cash and cash equivalents at end of year	$12,793	$11,413

Supplemental disclosures:
Cash paid during the period for:
Interest	$4,817	$6,768
Income taxes refunded	(550)	(432)
Loans transferred to other real estate owned	497	1,710
Increase in due from broker	-	(2,000)
Loans originated to finance sales of other real estate owned	-	233

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended June 30, 2013 and 2012

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the allowance for loan losses, other-than-temporary impairment of securities, the valuation of goodwill and the realizability of deferred tax assets.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, Windham North Properties, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. PSB Realty, ILLC owns a parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PBS Realty, LLC also owns the 40 High Street, Norwich branch building and real estate. Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Reclassifications

Reclassifications are made to prior year financial statements when necessary to conform to the current year presentation.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions and interest-bearing deposits with other banks.

Cash and due from banks as of June 30, 2013 and 2012 includes $425,000 which is subject to withdrawal and usage restrictions to satisfy the reserve requirements and target balances at Bankers Bank Northeast. At June 30, 2012, cash and due from banks included $435,000 subject withdrawal and usage restrictions to satisfy the reserve requirement of the Federal Reserve Bank. There is no such requirement at June 30, 2013.

Cash is maintained in bank accounts which, at times, may exceed insured limits. The Company has not experienced any issues in such accounts and does not believe it is exposed to any significant credit risk on cash.

Securities

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method.  Gains or losses on sales of investment securities are computed on a specific identification basis.  All security transactions are recorded on the trade date.

The Company classifies debt and equity securities into one of three categories:  held-to-maturity, available-for-sale, or trading.  These security classifications may be modified after acquisition only under certain specified conditions.  In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity.  Trading securities are defined as those bought and held principally for the purpose of selling them in the near term.  All other securities are classified as available-for-sale.

Held-to-maturity securities are measured at amortized cost on the consolidated balance sheets.  Unrealized holding gains and losses are not included in earnings or in other comprehensive income/loss, but are disclosed in the notes to the consolidated financial statements.

Available-for-sale securities are carried at fair value on the consolidated balance sheets.  Unrealized holding gains and losses are not included in earnings but are included in other comprehensive income/loss, net of applicable taxes.

Trading securities are carried at fair value on the consolidated balance sheets.  Unrealized holding gains and losses for trading securities are included in earnings.  The Company held no securities classified as trading at June 30, 2013 and 2012.

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

Federal Home Loan Bank of Boston Stock, at Cost

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston.  Based on redemption provisions, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB of Boston may declare dividends on the stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the stock.  As of June 30, 2013, no impairment has been recognized.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations; trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2013.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate - The Company does not originate loans with a loan-to-value ratio greater than 100% and does not originate subprime loans. Loans originated with a loan-to-value ratio greater than 80% generally require private mortgage insurance.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Specific component

The specific component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer/other and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring (“TDR”) agreement.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in earnings.  Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets or term of lease if shorter.  Estimated lives are 5 to 40 years for buildings and premises, 3 to 20 years for furniture, fixtures and equipment and lease terms range from 1 to 25 years.  Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred.

Other Real Estate Owned

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures.  These properties are carried at the lower of cost or estimated fair value less estimated costs to sell.  Any write-down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses.  Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are charged to earnings.

Goodwill

Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed.  Goodwill is not amortized but is reviewed for impairment annually or more frequently if circumstances warrant.  In 2013 and 2012, the Company used the following two-step approach for reviewing goodwill for impairment:

The first step (“Step 1”) is used to identify potential impairment, and involves comparing the reporting unit’s (the consolidated Company, in our case) estimated fair value to its carrying amount, including goodwill.  If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired.  Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any.  The second step (“Step 2”) involves calculating the implied fair value of goodwill.  The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as of the impairment testing date).  If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists.  If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess.  An impairment loss cannot exceed the carrying amount of goodwill, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.  Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions related to goodwill impairment.  For the years ended June 30, 2013 and 2012, the Company had no goodwill impairment.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value.  Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of net income and are not subject to income taxes.

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

Investment Securities and FHLB Stock: Fair value measurements on investment securities are obtained from a third party pricing source and are not adjusted by management. The fair value of securities held-to-maturity and available-for-sale is estimated based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, pricing models, discounted cash flow methodologies or other similar techniques as appropriate.  Ownership of FHLB of Boston stock is restricted to member banks; therefore, the stock is not traded.  The estimated fair value of FHLB of Boston stock is equal to its carrying value, which represents the price at which the FHLB of Boston is obligated to redeem its stock.

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

The fair values of residential real estate, commercial real estate, residential construction, commercial and consumer/other loans were estimated by discounting the anticipated cash flows from the respective portfolios.  Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments.  The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality.  The fair value of home equity lines of credit was based on the outstanding loan balances.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Securities Sold Under Agreements to Repurchase: The Company enters into overnight repurchase agreements with its customers.  Since these agreements are short-term instruments, the fair value of these agreements approximates their recorded balance.  The fair value of these agreements are determined by discounting the anticipated future cash payments using rates currently available to the Company for debt with similar terms and remaining maturities.

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

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

The calculation of basic and diluted earnings per share for the years ended June 30, 2013 and 2012 is presented below:

	Years Ended June 30,
	2013	2012
Net income	$1,337,000	$1,050,000

Weighted average common shares applicable to basic EPS	6,384,712	6,364,345
Effect of dilutive potential common shares	-	-
Weighted average common shares applicable to diluted EPS	6,384,712	6,364,345
Earnings per share:
Basic	$0.21	$0.16
Diluted	$0.21	$0.16

At both June 30, 2013 and 2012, options for 222,921 shares were not included in the computation of earnings per share as the effects were anti-dilutive.

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

Employee Benefit Plans

The Company established an Employee Stock Ownership Plan (the “ESOP”) as part of its minority stock issuance on October 4, 2004.  Unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share.  Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company.  As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders’ equity is increased by a corresponding amount.  The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP and dividends payable on common stock held by ESOP over a period of 20 years.

As more fully described in Note 14, the Company has a stock-based incentive plan authorizing various types of incentive awards that may be granted to directors, officers and employees.  The Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  During the year ended June 30, 2012, all stock awards became fully vested and $24,000 in stock-based employee compensation was recognized.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income.  The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity.  Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements.  The Company adopted this ASU on July 1, 2012 and it did not have a material impact on the Company’s consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The Company elected not to adopt this optional guidance for the year ended June 30, 2013 and reviewed goodwill for impairment as described in the goodwill accounting policy in Note 2 to the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line item of net income.  The Company adopted this ASU as of January 1, 2013 and there was no impact Company’s consolidated financial results as the amendments relate only to disclosures in the consolidated financial statements.

3.	INVESTMENT SECURITIES

Debt and equity securities have been classified on the consolidated balance sheets according to management’s intent. The amortized cost of securities and their fair values, by maturity, are as follows as of the dates indicated:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(In thousands)
June 30, 2013:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from five through ten years	$1,000	$-	$(39)	$961

Corporate bonds and other securities:
Due after ten years	5,999	-	(1,126)	4,873

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	21	1	-	22
From one through five years	1,217	71	-	1,288
From five through ten years	143	-	-	143
After ten years	13,108	593	(89)	13,612
	14,489	665	(89)	15,065
Non-agency mortgage-backed securities:
Due after ten years	7,757	269	(475)	7,551
Total debt securities	29,245	934	(1,729)	28,450

Equity securities:
Auction rate preferred	10,000	-	-	10,000

Total available-for-sale securities	$39,245	$934	$(1,729)	$38,450

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(In thousands)
June 30, 2012:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due within one year	$450	$9	$-	$459

Corporate bonds and other securities:
Due after ten years	5,998	-	(1,344)	4,654

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	1	-	-	1
From one through five years	416	24	-	440
From five through ten years	2,564	140	-	2,704
After ten years	19,717	1,265	(14)	20,968
	22,698	1,429	(14)	24,113
Non-agency mortgage-backed securities:
Due after ten years	9,601	-	(1,250)	8,351
Total debt securities	38,747	1,438	(2,608)	37,577

Equity securities:
Auction rate preferred	10,000	11	(375)	9,636

Total available-for-sale securities	$48,747	$1,449	$(2,983)	$47,213

June 30, 2013:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due in one through five years	$5,259	$3	$(76)	$5,186
From five through ten years	939	96	-	1,035
	6,198	99	(76)	6,221

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in five through ten years	4,652	133	-	4,785
After ten years	124,139	2,004	(1,731)	124,412
	128,791	2,137	(1,731)	129,197

Total held-to-maturity securities	$134,989	$2,236	$(1,807)	$135,418

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(In thousands)
June 30, 2012:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due in one through five years	$5,996	$34	$-	$6,030
From five through ten years	3,196	149	(7)	3,338
	9,192	183	(7)	9,368

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in five through ten years	6,767	192	-	6,959
After ten years	89,236	2,783	(10)	92,009
	96,003	2,975	(10)	98,968

Total held-to-maturity securities	$105,195	$3,158	$(17)	$108,336

Proceeds from sales and calls of securities during the year ended June 30, 2013 amounted to $13,296,000. Gross realized gains and gross realized losses on those sales and calls amounted to $206,000 and $0, respectively. Proceeds from sales and calls of securities during the year ended June 30, 2012 amounted to $14,922,000. Gross realized gains and gross realized losses on those sales and calls amounted to $235,000 and $0, respectively.

During the year ended June 30, 2012, the Company received a legal settlement on securities previously written-down due to OTTI in the amount of $1,452,000.

As of June 30, 2013 and 2012, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, borrowings, and repurchase agreements was $100,136,000 and $69,965,000, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2013:

Available-for-sale:
Corporate bonds and other securities	$-	$-	$4,873	$1,126	$4,873	$1,126
U.S. Government and government-sponsored securities	961	39	-	-	961	39
U.S. Government-sponsored and guaranteed mortgage-backed securities	3,004	77	1,449	12	4,453	89
Total temporarily impaired available-for-sale securities	3,965	116	6,322	1,138	10,287	1,254

Held-to-maturity:
U.S. Government and government-sponsored securities	3,183	76	-	-	3,183	76
U.S. Government-sponsored and guaranteed mortgage-backed securities	68,663	1,731	-	-	68,663	1,731
Total temporarily impaired held-to-maturity	71,846	1,807	-	-	71,846	1,807

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	2,525	190	1,958	285	4,483	475
Total temporarily impaired and other-than-temporarily impaired securities	$78,336	$2,113	$8,280	$1,423	$86,616	$3,536

June 30, 2012:

Available-for-sale:
Debt securities:
Corporate bonds and other securities	$-	$-	$4,654	$1,344	$4,654	$1,344
U.S. Government-sponsored and guaranteed mortgage-backed securities	1,826	14	-	-	1,826	14
Equity securities	7,625	375	-	-	7,625	375
Total temporarily impaired available-for-sale securities	9,451	389	4,654	1,344	14,105	1,733

Held-to-maturity:
U.S. Government and government-sponsored securities	2,257	7	-	-	2,257	7
U.S. Government-sponsored and guaranteed mortgage-backed securities	10,141	10	-	-	10,141	10
Total temporarily impaired held-to-maturity	12,398	17	-	-	12,398	17

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	1,767	21	6,512	1,229	8,279	1,250
Total temporarily impaired and other-than-temporarily impaired securities	$23,616	$427	$11,166	$2,573	$34,782	$3,000

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

At June 30, 2013, thirty-six U.S. government-sponsored and guaranteed securities have unrealized losses with aggregate depreciation of 2.8% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

At June 30, 2013, five corporate bonds and other securities have unrealized losses with aggregate depreciation of 18.8% from the Company’s amortized cost basis. These unrealized losses relate to investments in companies within the financial services sector. The unrealized losses are primarily caused by (a) interest rate fluctuations, (b) recent decreases in profitability and near-term profit forecasts by industry analysts and/or (c) recent downgrades by industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of investment. While the companies’ credit ratings have decreased, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

For the year ended June 30, 2013, securities with other-than-temporary impairment losses related to credit loss that were recognized in earnings consisted of non-agency mortgage-backed securities. For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model. Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

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

The following table summarizes other-than-temporary impairment losses on securities for the years ended:

	Non-Agency Mortgage-Backed Securities	Total
	(In thousands)
June 30, 2013:
Total other-than-temporary impairment losses	$780	$780
Less: unrealized other-than-temporary losses recognized in accumulated other comprehensive loss (1)	318	318

Net impairment losses recognized in earnings (2)	$462	$462

June 30, 2012:
Total other-than-temporary impairment losses	$3,522	$3,522
Less: unrealized other-than-temporary losses recognized in accumulated other comprehensive loss (1)	1,558	1,558

Net impairment losses recognized in earnings (2)	$1,964	$1,964

(1) Represents the non-credit component of the other-than-temporary impairment.

(2) Represents the credit component of the other-than-temporary impairment.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive loss for the year end June 30, 2013 and 2012 is as follows:

Balance as of June 30, 2011	$13,307

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	1,964
Reductions for securities sold during the period	-

Balance as of June 30, 2012	15,271

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	462
Reductions for securities sold during the period	-

Balance as of June 30, 2013	$15,733

Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2013:

	Weighted	Range
	Average	Minimum	Maximum

Prepayment rates	14.6%	6.9%	30.6%
Default rates	17.7%	4.1%	25.5%
Loss severity	22.7%	10.0%	28.1%

4.         LOANS

Loans consisted of the following as of June 30:

	2013	2012
	(Dollars in thousands)
Real estate:
Residential (1)	$187,116	$200,148
Commercial	43,423	45,032
Residential construction	2,775	3,044
Commercial	1,980	3,459
Consumer and other	707	898

Total loans	236,001	252,581

Unadvanced construction loans	(1,745)	(1,559)
	234,256	251,022

Net deferred loan costs	608	463
Allowance for loan losses	(2,693)	(2,913)

Loans, net	$232,171	$248,572

(1)	Residential real estate loans include one-to four-family mortgage loans, second mortgage loans, and home equity lines of credit.

The following table set forth information regarding the allowance for loan losses and loans by portfolio segment at and for the years ended June 30, 2013 and 2012:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(In thousands)
Year Ended June 30, 2013

Allowance for loan losses:
Beginning balance	$1,485	$1,347	$20	$17	$37	$7	$2,913
Charge-offs	(307)	(806)	(9)	-	(56)	-	(1,178)
Recoveries	77	84	5	4	18	-	188
Provision (credit)	(54)	690	6	(4)	37	95	770

Ending balance	$1,201	$1,315	$22	$17	$36	$102	$2,693

At June 30, 2013

Ending balance: Amount of allowance for loan losses for impaired loans	$156	$2	$-	$-	$-	$-	$158
Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,045	$1,313	$22	$17	$36	$102	$2,535

Loans: Ending balance	$187,116	$42,747	$1,706	$1,980	$707	$-	$234,256	(1)

Ending balance: Impaired loans	$4,012	$3,477	$-	$-	$17	$-	$7,506

Ending balance: Non-impaired loans	$183,104	$39,270	$1,706	$1,980	$690	$-	$226,750

(1) Does not include deferred fees or costs.

	Residential	Commercial	Residential	Commercial	Consumer
	Real Estate	Real Estate	Construction	and Industrial	and Other	Unallocated	Total
	(In thousands)
Year Ended June 30, 2012

Allowance for loan losses:
Beginning balance	$1,520	$1,286	$28	$140	$11	$87	$3,072
Charge-offs	(364)	(928)	-	-	(60)	-	(1,352)
Recoveries	7	-	-	11	23	-	41
Provision (credit)	322	989	(8)	(134)	63	(80)	1,152

Ending balance	$1,485	$1,347	$20	$17	$37	$7	$2,913

At June 30, 2012

Ending balance: Amount of allowance for loan losses for impaired loans	$185	$190	$-	$-	$-	$-	$375
Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,300	$1,157	$20	$17	$37	$7	$2,538

Loans: Ending balance	$200,148	$44,218	$2,299	$3,459	$898	$-	$251,022	(1)

Ending balance: Impaired loans	$4,846	$10,070	$424	$-	$27	$-	$15,367

Ending balance: Non-impaired loans	$195,302	$34,148	$1,875	$3,459	$871	$-	$235,655

(1) Does not include deferred fees or costs.

Credit Quality Information

The Company utilizes a nine grade internal loan rating risk system as follows:

Loans rated 1 – 5 are considered “pass” rated loans with low to average risk.

Loans rated 6 are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7 are considered “substandard.”  Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8 are considered “doubtful.”  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9 are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, residential construction, and commercial loans.  Annually, the Company engages an independent third-party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.  Credit quality for residential real estate and consumer/other loans is determined by monitoring loan payment history and ongoing communications with customers.

The following tables present the Company’s loans by risk rating as of June 30, 2013 and 2012:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Total
	(In thousands)
June 30, 2013

Grade:
Pass	$183,403	$30,477	$1,706	$1,667	$707	$217,960
Special Mention	329	4,784	-	233	-	5,346
Substandard	2,968	5,598	-	80	-	8,646
Doubtful	416	1,888	-	-	-	2,304
Loss	-	-	-	-	-	-

Total	$187,116	$42,747	$1,706	$1,980	$707	$234,256

June 30, 2012

Grade:
Pass	$195,825	$32,032	$1,875	$2,834	$898	$233,464
Special Mention	338	1,719	-	625	-	2,682
Substandard	3,605	9,998	424	-	-	14,027
Doubtful	380	469	-	-	-	849
Loss	-	-	-	-	-	-

Total	$200,148	$44,218	$2,299	$3,459	$898	$251,022

The following is a summary of past due and non-accrual loans at June 30, 2013 and 2012:

			90 days
	30–59 Days	60–89 Days	or Greater	Total	Total
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
2013

Real estate:
Residential	$447	$195	$1,844	$2,486	$2,865
Commercial	-	-	2,876	2,876	3,365
Commercial	9	-	-	9	-
Consumer and other	4	-	-	4	-

Total	$460	$195	$4,720	$5,375	$6,230

			90 days
	30–59 Days	60–89 Days	or Greater	Total	Total
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
2012

Real estate:
Residential	$363	$162	$940	$1,465	$3,985
Commercial	159	-	1,573	1,732	3,975
Residential construction	-	-	424	424	424

Total	$522	$162	$2,937	$3,621	$8,384

At June 30, 2013, one residential real estate loan in the amount of $112,000 was greater than 90 days past due and still accruing interest.  At June 30, 2012, there were no loans greater than 90 days past due still accruing interest.

The following is information pertaining to impaired loans:

	At June 30, 2013			Year Ended June 30, 2013
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
Residential	$1,497	$1,630		$1,736	$50	$33
Commercial	3,297	3,800		5,402	146	23
Residential construction	-	-		256	-	-
Consumer and other	17	17		22	1	-

Total impaired with no related allowance	$4,811	$5,447		$7,416	$197	$56

Impaired loans with a valuation allowance:
Real estate:
Residential	$2,515	$2,663	$156	$2,827	$56	$28
Commercial	180	180	2	173	-	-
Total impaired with an allowance recorded	$2,695	$2,843	$158	$3,000	$56	$28

Total impaired loans:
Real estate:
Residential	$4,012	$4,293	$156	$4,563	$106	$61
Commercial	3,477	3,980	2	5,575	146	23
Residential construction	-	-	-	256	-	-
Consumer and other	17	17	-	22	1	-

Total impaired loans	$7,506	$8,290	$158	$10,416	$253	$84

	At June 30, 2012			Year Ended June 30, 2012
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
Residential	$1,415	$1,415		$1,235	$29	$9
Commercial	6,668	6,754		3,370	97	87
Residential construction	424	424		426	9	9
Commercial	-	-		26	11	7
Consumer and other	27	27		43	4	-

Total impaired with no related allowance	$8,534	$8,620		$5,100	$150	$112

Impaired loans with a valuation allowance:
Real estate:
Residential	$3,431	$3,527	$185	$2,957	$66	$33
Commercial	3,402	3,768	190	3,319	127	22

Total impaired with an allowance recorded	$6,833	$7,295	$375	$6,276	$193	$55

Total impaired loans:
Real estate:
Residential	$4,846	$4,942	$185	$4,192	$95	$42
Commercial	10,070	10,522	190	6,689	224	109
Residential construction	424	424	-	426	9	9
Commercial	-	-	-	26	11	7
Consumer and other	27	27	-	43	4	-

Total impaired loans	$15,367	$15,915	$375	$11,376	$343	$167

The following table represents modifications that were deemed to be troubled debt restructures during the years ended June 30, 2013 and 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Year ended June 30, 2013:
Real estate:
Residential	1	$207	$207

Year ended June 30, 2012:
Real estate:
Residential	11	$1,882	$1,883
Commercial	16	2,224	2,227

	27	$4,106	$4,110

For 2013, the residential loan was modified to reduce the stated interest rate.  Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on each of the troubled debt restructures.  Any reserve is recorded through the provision for loan losses.

For 2012, the majority of residential loans were modified to reduce stated interest rates and others were modified to extend maturity dates and change amortization schedules.  The majority of commercial loans were modified to reduce stated interest rates and others were modified to grant interest-only payments on amortizing loans.  Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on each of the troubled debt restructures.  Any reserve is recorded through the provision for loan losses.

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification during the years ended June 30, 2013 and 2012:

	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Year ended June 30, 2013:
Real estate:
Residential	1	$495

Year ended June 30, 2012:
Real estate:
Residential	2	$229
Commercial	1	224

	3	$453

As of June 30 2013 and 2012, the defaults were the result of the borrower’s delinquent loan payments.  As of June 30, 2013, the residential loan was past due 90 days and on non-accrual.  As of June 30, 2012, the commercial loan was current, one residential loan was current and the other was past due greater than 90 days and placed on non-accrual.

At June 30, 2013, $41,000 in additional funds are committed to be advanced in connection with TDR’s.

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage and other loans serviced for others were $30,748,000 and $30,542,000 at June 30, 2013 and 2012, respectively.  A portion of these loans were sold with certain recourse provisions, and at June 30, 2013 and 2012 the related maximum contingent liability amounted to $855,000 and $445,000, respectively, which is not recorded in the consolidated financial statements.  The Company has evaluated mortgage servicing rights related to loans sold with servicing retained and due to their immaterial amount, has not recorded a servicing asset.

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended June 30, 2013 and 2012.  Total loans to such persons and their companies amounted to $0 and $61,000 as of June 30, 2013 and 2012, respectively.  During the years ended June 30, 2013 and 2012, principal payments totaled $61,000 and $19,000, with no principal advances.

5.             PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of June 30:

	2013	2012
	(In thousands)

Land	$470	$470
Buildings and leasehold improvements	6,285	6,270
Equipment	2,745	2,770
	9,500	9,510
Accumulated depreciation and amortization	(5,263)	(4,984)

Premises and equipment, net	$4,237	$4,526

Depreciation and amortization expense amounted to $358,000 and $393,000 for the years ended June 30, 2013 and 2012, respectively.

6.            GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist of goodwill and core deposit intangibles which resulted from the Bank’s purchase of three branches from another financial institution in October 2005.  Goodwill is evaluated for impairment on an annual basis, and for the year ended June 30, 2013 and 2012 was not deemed to be impaired.  The core deposit intangible is being amortized on an accelerated basis over a ten year period.

	June 30,
	2013	2012
	(In thousands)
Balances not subject to amortization:
Goodwill	$6,912	$6,912
Balances subject to amortization:
Core deposit intangible	109	202

Total intangible assets	$7,021	$7,114

The amortization expense for the core deposit intangible was $93,000 and $122,000 for the years ended June 30, 2013 and 2012, respectively.

Expected future amortization expense is as follows:

Years
Ending
June 30,
(In thousands)

2014	$65
2015	36
2016	8

Total	$109

The following table reflects the gross carrying amount of core deposits intangibles as of June 30:

	2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)

Core deposit intangible	$1,553	$1,444	$109

	2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)

Core deposit intangible	$1,553	$1,351	$202

7.            DEPOSITS

The balances and the rates at which the Company paid interest on deposit accounts at June 30, were as follows:

	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Demand deposits	$44,231	-%	$43,785	-%
NOW accounts	92,823	0.49	92,662	0.67
Regular savings	59,467	0.14	54,495	0.21
Money market accounts	14,402	0.38	16,668	0.48
Club accounts	247	0.10	256	0.15
	211,170	0.28	207,866	0.39

Certificate accounts maturing in:
Less than one year	67,146	1.40	60,699	1.28
One to two years	23,044	2.22	30,251	2.64
Two to three years	18,184	1.96	18,439	2.59
Three to five years	21,741	1.86	25,083	2.29
	130,115	1.70	134,472	1.96

Total deposits	$341,285	0.82%	$342,338	1.01%

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of June 30, 2013 and 2012 was $61,818,000 and $62,390,000, respectively.

8.            BORROWED FUNDS

Borrowed funds consisted of the following at June 30:

	2013		2012
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(Dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$4,849	0.16%	$3,653	0.17%

Long-term FHLB of Boston (FHLB) advances
Year of maturity:
2013	-	-	5,000	3.23
2014	2,500	2.86	17,500	3.19
2015	1,000	3.35	1,000	3.35
2016	10,000	3.17	10,000	3.17
2017*	12,000	3.89	12,000	3.89
2018*	28,000	2.34	8,000	3.91
Total long-term borrowings	53,500	2.89	53,500	3.46

Total borrowed funds	$58,349	2.66%	$57,153	3.25%

*Includes $18,000,000 of advances callable by the FHLB of Boston in 2014

As of June 30, 2013 and 2012, loans with a principal balance of $58,570,000 and $84,992,000, respectively, were specifically pledged to secure available borrowings from the FHLB.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston in the amount of $2,354,000 and a liquidity line of credit with Bankers Bank Northeast in the amount of $4,000,000.  No amounts were outstanding at June 30, 2013 and 2012.

Securities sold under agreements to repurchase as of June 30, 2013 and 2012 consist of securities sold on a short-term basis by the Bank that have been accounted for as borrowings.  The securities consist of U.S. Government-sponsored and guaranteed mortgage-backed securities that are held in the Bank’s safekeeping account at State Street Bank and Trust under the control of the Bank and pledged to the purchasers of the securities.

9.         INCOME TAXES

The following are components of income tax expense (benefit) for the fiscal years ended June 30:

	2013	2012
	(In thousands)
Current:
Federal	$(434)	$18
State	1	2
Total current	(433)	20
Deferred:
Federal	738	195
State	-	-
Total deferred	738	195

Income tax expense	$305	$215

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

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows for the years ended June 30:

	2013	2012
	(In thousands)

Federal income tax at statutory rates	$558	$430
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	1	1
Qualifying option benefit	(2)	(3)
Dividends received deduction	(112)	(112)
Bank-owned life insurance	(166)	(111)
Tax-exempt municipal income, net	(2)	(14)
Other, net	28	24

Income tax expense	$305	$215

Effective tax rates	18.6%	17.0%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of June 30:

	2013	2012
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$840	$918
Net unrealized holding loss on available-for-sale securities	272	521
Deferred compensation	162	188
Stock-based compensation	79	64
Impairment losses on securities available-for-sale	859	1,093
Accrued expenses	157	159
Post retirement benefits	55	55
Interest receivable on non-accrual loans	61	168
Federal carryovers	1,594	1,516
Other	56	68
Gross deferred tax asset	4,135	4,750

Deferred tax liabilities:
Depreciation and amortization	(1,025)	(703)
Deferred loan costs	(207)	(157)
Gross deferred tax liability	(1,232)	(860)

Net deferred tax asset	$2,903	$3,890

At June 30, 2013, federal carryovers consist of Alternative Minimum Tax credit carryovers of $1,174,000 which have no expiration date and $420,000 of net operating loss carryovers which expire on June 30, 2032.

Retained earnings at June 30, 2013 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions.  It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of approximately $777,000 have not been recognized as of June 30, 2013 and 2012.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of June 30, 2013 and 2012, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2010 through June 30, 2013.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended June 30, 2013 and 2012.

10.       OTHER COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

As of June 30, 2013 the Company leases space for its Gales Ferry, Griswold and Putnam Price Chopper branch offices.  The leases for the branch offices expire March 31, 2015, October 31, 2014 and August 31, 2016, respectively.  All leases contain renewal options at the Company’s discretion.  The Company also has miscellaneous equipment leases with various terms.  The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2013:

Rental
Expense Due
(In thousands)

2014	$152
2015	98
2016	51
2017	8
2018	-
Thereafter	-

Total	$309

Total rental expense amounted to $162,000 and $153,000 for the years ended June 30, 2013 and 2012, respectively.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  During the years ended June 30, 2013 and 2012, there were no significant transfers between level 1 and level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis

The following summarizes assets measured at fair value for the years ended:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2013

Securities available-for-sale:
U. S. Government and government-sponsored securities	$961	$-	$961	$-
Corporate bonds and other securities	4,873	-	4,873	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	15,065	-	15,065	-
Non-agency mortgage-backed securities	7,551	-	7,551	-
Equity securities	10,000	-	-	10,000

Total	$38,450	$-	$28,450	$10,000

June 30, 2012

Securities available-for-sale:
U. S. Government and government-sponsored securities	$459	$-	$459	$-
Corporate bonds and other securities	4,654	-	4,654	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	24,113	-	24,113	-
Non-agency mortgage-backed securities	8,351	-	8,351	-
Equity securities	9,636	-	-	9,636

Total	$47,213	$-	$37,577	$9,636

The table below represent the changes in Level 3 assets measured at fair value on a recurring basis for the years ended June 30, 2013 and 2012:

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Available-for-sale
Securities
(In thousands)

Beginning balance, July 1, 2011	$10,400

Total gains or losses (realized/unrealized) included in earnings	-
Total unrealized losses included in other comprehensive income	(764)

Ending balance, June 30, 2012	9,636

Total gains or losses (realized/unrealized) included in earnings	-
Total unrealized gains included in other comprehensive income	364

Ending balance, June 30, 2013	$10,000

There were no liabilities measured at fair value on a recurring basis at June 30, 2013 and 2012.

Assets Measured at Fair Value on a Non-Recurring Basis

Under certain circumstances the Company makes adjustments to fair value for assets not measured at fair value on a recurring basis.  The following table presents the assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at June 30, 2013 and 2012, for which a nonrecurring fair value adjustment has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant	Total Losses
		Active Markets for	Other Observable	Unobservable	for the
		Identical Assets	Inputs	Inputs	Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2013
	(In thousands)
June 30, 2013
Impaired loans	$1,577	$-	$-	$1,577	$206
Other real estate owned	290	-	-	290	48
	$1,867	$-	$-	$1,867	$254

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant	Total Losses
		Active Markets for	Other Observable	Unobservable	for the
		Identical Assets	Inputs	Inputs	Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2012
	(In thousands)
June 30, 2012
Other real estate owned	$247	$-	$-	$247	$56

The amount of loans represents the carrying value of impaired loans net of related write-downs and valuation allowances for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which write-downs are based on the estimated fair value of the property.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because a market may not readily exist for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumption could significantly affect the estimates.

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2013 and 2012.

The estimated fair values and carrying values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30:

	2013
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$12,793	$12,793	$-	$-	$12,793
Available-for-sale securities	38,450	-	28,450	10,000	38,450
Held-to-maturity securities	134,989	-	135,418	-	135,418
Federal Home Loan Bank Stock	6,953	-	-	6,953	6,953
Loans held-for-sale	1,037	-	-	1,006	1,006
Loans, net	232,171	-	-	234,923	234,923
Accrued interest receivable	1,013	-	-	1,013	1,013

Financial liabilities:
Deposits	341,285	-	-	343,492	343,492
Mortgagors’ escrow accounts	2,120	-	-	2,120	2,120
Federal Home Loan Bank advances	53,500	-	55,260	-	55,260
Securities sold under agreements to repurchase	4,849	-	4,849	-	4,849
Accrued interest payable	143	-	-	143	143

	2012
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$11,413	$11,413	$-	$-	$11,413
Available-for-sale securities	47,213	-	47,213	-	47,213
Held-to-maturity securities	105,195	-	108,336	-	108,336
Federal Home Loan Bank Stock	7,536	-	-	7,536	7,536
Loans held-for-sale	776	-	-	782	782
Loans, net	248,572	-	-	255,075	255,075
Accrued interest receivable	1,158	-	-	1,158	1,158

Financial liabilities:
Deposits	342,338	-	-	344,675	344,675
Mortgagors’ escrow accounts	2,034	-	-	2,034	2,034
Federal Home Loan Bank advances	53,500	-	55,340	-	55,340
Securities sold under agreements to repurchase	3,653	-	3,653	-	3,653
Accrued interest payable	166	-	-	166	166

12.          OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.  The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Notional amounts of commitments with off-balance-sheet credit risk are as follows as of June 30:

	2013	2012
	(In thousands)

Commitments to originate loans	$3,537	$3,646
Unadvanced portions of loans:
Construction loans	1,745	1,559
Lines of credit	11,912	12,690
Letters of credit	746	842

Outstanding commitments	$17,940	$18,737

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted tangible assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined).  Management believes, as of June 30, 2013 and 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2013, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, tangible equity and Core capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2013 and 2012 are presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2013:
Tangible Equity Capital (to Tangible Assets)	$38,786	8.70%	$6,687	1.50%	N/A	N/A
Tier 1 Capital (to Adjusted Total Assets)	38,786	8.70%	17,831	4.00%	22,288	5.00%
Tier 1 Capital (to Risk-Weighted Assets)	38,786	17.00%	9,126	4.00%	13,689	6.00%
Total Capital (to Risk-Weighted Assets)	41,500	18.19%	18,252	8.00%	22,814	10.00%

As of June 30, 2012:
Tangible Equity Capital (to Tangible Assets)	$36,587	8.24%	$6,661	1.50%	N/A	N/A
Tier 1 Capital (to Adjusted Total Assets)	36,587	8.24%	17,763	4.00%	$22,204	5.00%
Tier 1 Capital (to Risk-Weighted Assets)	36,587	15.15%	9,661	4.00%	14,491	6.00%
Total Capital (to Risk-Weighted Assets)	39,523	16.36%	19,322	8.00%	24,152	10.00%

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	June 30,
	2013	2012
	(In thousands)

Total consolidated equity	$50,081	$48,135
Adjustments:
Equity capital of PSB Holdings, Inc.	(4,048)	(3,985)
Intangible assets	(6,026)	(6,279)
Disallowed deferred tax assets	(1,724)	(1,938)
Unrealized losses on available-for-sale securities	503	654
Tier 1 Capital	38,786	36,587
Allowance for loan losses and off-balance sheet reserves	2,714	2,936

Total Risk-Based capital	$41,500	$39,523

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company.  The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OCC rules and regulations.

On June 20, 2012, the Bank entered into an agreement with the OCC (the “Agreement”).  As part of the Agreement, the OCC required the Bank to take a number of specific corrective actions, and required that the Bank not undertake certain actions without obtaining prior approval of the OCC.  The Agreement replaces a memorandum of understanding that Putnam Bank entered into with the Office of Thrift Supervision.  Management has reviewed its obligations under the Agreement and believes it is in compliance with the terms of the Agreement.

14.          BENEFIT PLANS

Defined Contribution Plan

The Bank has a defined contribution plan that covers substantially all of the Bank’s employees.  Contributions to the plan are discretionary and are voted on annually by the Board of Directors of the Bank.  The Bank recognized expense related to the plan of $160,000 and $158,000 for the years ended June 30, 2013 and 2012, respectively.

401(k) Plan

The Bank has a 401(k) plan covering each eligible employee.  Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Bank to be eligible to participate.  Employees may defer compensation up to certain limits defined in the Internal Revenue Code.  The Bank’s matching contribution is discretionary.  For the years ended June 30, 2013 and 2012 the Bank chose to contribute 25% of an employee’s deferral on a maximum of 4% of the employee’s salary.  The Bank contributed $34,000 and $33,000 to the plan during the years ended June 30, 2013 and 2012, respectively.

Other Postretirement Benefit Plan

The Bank has recorded a liability for its future postretirement benefit obligations under certain death benefit agreements.  The total liability for the arrangements included in other liabilities was $162,000 at June 30, 2013 and $162,000 at June 30, 2012.  Expense under this arrangement was $25,000 for 2013 and $53,000 for 2012.  Death benefits of $25,000 were paid under this arrangement for 2013.  No death benefits were paid in 2012.

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants.  The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation.  As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes.  The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated balance sheets.  ESOP expense for the years ended June 30, 2013 and 2012 was $66,000 and $60,000, respectively.  At June 30, 2013 and 2012 there were 113,292 and 100,513 shares allocated, respectively, and 143,770 and 156,549 unreleased ESOP shares, respectively.  The fair value of unreleased ESOP shares at June 30, 2013 and 2012 was $807,000 and $654,000, respectively.

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

A summary of the status of the Incentive Plan as of June 30, 2013 and 2012 and changes during the years then ended is presented below:

	2013		2012
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	222,921	$10.62	222,921	$10.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of year	222,921	$10.62	222,921	$10.62

Options exercisable at end of year	222,921	$10.62	222,921	$10.62

The following table summarizes information about stock options outstanding as of June 30, 2013:
Options Outstanding				Options Exercisable
		Weighted-Average
Exercise	Number	Remaining	Weighted-Average	Number	Weighted-Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$10.60	193,921	2.36	$10.60	193,921	$10.60
10.70	23,000	3.90	10.70	23,000	10.70
10.78	6,000	2.94	10.78	6,000	10.78

At June 30, 2013 and 2012, there were no unrecognized compensation costs related to nonvested share based compensation.  The Company recorded share-based compensation expense of $24,000 for the year ended June 30, 2013 in connection with the stock option and restricted stock awards.

15.          ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income/loss.

The components of accumulated other comprehensive loss included in stockholders’ equity and related tax effects are as follows:

	At June 30,	At June 30,
	2013	2012
	(In thousands)
Net unrealized loss on securities available-for-sale	$(795)	$(1,534)
Tax effect	(272)	(521)

Accumulated other comprehensive loss	$(523)	$(1,013)

The June 30, 2013 and 2012 ending balances include $207,000 and $1,250,000, respectively, of pre-tax unrealized losses in which other-than-temporary impairment has been recognized.

PSB Holdings, Inc. and Subsidiary
(Parent Company Only)

Balance Sheets

June 30, 2013 and 2012
(In thousands)

16.          PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Parent Company) and should be read in conjunction with the consolidated financial statements of the Company.
	2013	2012

ASSETS

Cash and due from depository institutions	$787	$556
Investment in Putnam Bank	46,033	44,150
Investment in available-for-sale securities, at fair value	1,057	169
Investment in held-to-maturity securities (fair value of $1,003)	-	1,000
Loan to ESOP	1,737	1,863
Other assets	490	421

Total assets	$50,104	$48,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$23	$24
Stockholders’ equity	50,081	48,135

Total liabilities and stockholders’ equity	$50,104	$48,159

PSB Holdings, Inc. and Subsidiary
(Parent Company Only)

Statements of Income

For the Years Ended June 30, 2013 and 2012
(In thousands)

	2013	2012

Interest and dividends on investments	$15	$20
Interest on loan	59	63
Total interest and dividend income	74	83

Other expense:	225	220
Loss before income tax benefit and equity in undistributed net income of subsidiary	(151)	(137)
Income tax benefit	(51)	(56)

Loss before equity in undistributed net income of subsidiary	(100)	(81)
Equity in undistributed net income of subsidiary	1,437	1,131

Net income	$1,337	$1,050

PSB Holdings, Inc. and Subsidiary
(Parent Company Only)

Statements of Cash Flows

June 30, 2013 and 2012
(In thousands)

	2013	2012

Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash provided by operating activities:	$1,337	$1,050
Amortization of securities, net	1	1
Amortization of ESOP expense	66	60
Increase in other assets	14	(42)
Increase in due from subsidiary	-	(4)
Increase in due to subsidiary	-	(6)
Increase (decrease) in other liabilities	2	(10)
Stock-based compensation expense	-	27
Undistributed net income of subsidiary	(1,437)	(1,131)
Net cash used in operating activities	(17)	(55)

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,000)	-
Proceeds from maturities of available-for-sale securities	69	55
Proceeds from calls, maturities of held-to-maturity securities	1,000	-
Principal payments received on loan to ESOP	126	122
Net cash provided by investing activities	195	177

Cash flows from financing activities:
Shares issued	53	-
Net cash provided by financing activities	53	-

Net increase in cash and cash equivalents	231	122
Cash and cash equivalents at beginning of year	556	434

Cash and cash equivalents at end of year	$787	$556

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

 There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of June 30, 2013, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Information concerning directors and executive officers of PSB Holdings is incorporated herein by reference from our definitive Proxy Statement to be dated October 1, 2013 related to the 2013 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

Set forth below is information as of June 30, 2013 regarding equity compensation plans.  Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

	Number of Securities to be
	Issued upon Exercise of				Number of Securities
	Outstanding Options and		Weighted Average		Remaining Available for
Plan	Rights		Exercise Price		Issuance under the Plans
Equity compensation plans approved by stockholders	222,921	(1)	$10.62	(2)	133,009	(3)

Equity compensation plans not approved by stockholders	-------		-----		-------
Total	222,921	(1)	$10.62	(2)	133,009	(3)

(1)	Reflects options to purchase shares of common stock awarded under the Incentive Plan.
(2)	Relates to 222,921 outstanding stock options.
(3)	Includes 15,717 shares of restricted stock and 117,292 options available for issuance under the Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)(1) Financial Statements

  (A)    Management Responsibility Statement

  (B)    Report of Independent Registered Public Accounting Firm

  (C)    Consolidated Balance Sheets

  (D)    Consolidated Statements of Net Income

  (E)    Consolidated Statements of Comprehensive Income

  (F)    Consolidated Statements of Changes In Stockholders’ Equity

  (G)    Consolidated Statements of Cash Flows

  (H)    Notes to Consolidated Financial Statements

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

 4.        Form of Common Stock Certificate of PSB Holdings, Inc.*

 10.1    Employee Stock Ownership Plan*

 10.2    Deferred Compensation Plan*

 10.3    PSB Holdings, Inc. 2005 Stock-Based Incentive Plan**

 10.4    Agreement By and Between Putnam Bank, Putnam, Connecticut and The Comptroller of the Currency****

 14.      Code of Ethics***

 21       Subsidiaries of Registrant*

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

 101     The following materials from the Company’s Annual Report on Form 10-K for the twelve months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form SB-2 of PSB Holdings, Inc. (file no. 333-116364), originally filed with the Securities and Exchange Commission on June 10, 2004, as amended.
**	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated September 20, 2005 as filed with the Securities and Exchange Commission on September 19, 2005.

***	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for year ended June 30, 2007, filed with the Securities and Exchange Commission on September 21, 2007.
****	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on September 28, 2012.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.

Date: September 25, 2013	By:	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer and Director (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas A. Borner	President, Chief Executive Officer and Vice-Chairman of the Board	September 25, 2013
Thomas A. Borner	(Principal Executive Officer)

/s/ Robert J. Halloran, Jr.	Executive Vice-President and Treasurer (Principal Financial and	September 25, 2013
Robert J. Halloran, Jr.	Accounting Officer)
/s/ Charles W. Bentley, Jr.	Director	September 25, 2013
Charles W. Bentley, Jr.
/s/ jitendra k. sinha	Director	September 25, 2013
Jitendra K. Sinha
/s/ Paul M. Kelly	Director	September 25, 2013
Paul M. Kelly
/s/ Richard A. Loomis	Director	September 25, 2013
Richard A. Loomis
/s John P. Miller	Director	September 25, 2013
John P. Miller
/s/ Charles H. Puffer	Chairman of the Board	September 25, 2013
Charles H. Puffer

