Form 10-Q
period 2013-09-30
PSB Holdings, Inc.
filed 2013-11-13
CIK 1293211

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 6,541,561 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

PSB Holdings, Inc.

 Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2013	2013
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$5,038	$5,306
Interest-bearing demand deposits with other banks	2,410	7,487
Total cash and cash equivalents	7,448	12,793
Securities available-for-sale, at fair value	52,307	38,450
Securities held-to-maturity (fair value of $127,449 as of
September 30, 2013 and $135,418 as of June 30, 2013)	127,182	134,989
Federal Home Loan Bank stock, at cost	6,953	6,953
Loans held-for-sale	180	1,037
Loans	233,017	234,864
Less: Allowance for loan losses	(2,573)	(2,693)
Net loans	230,444	232,171
Premises and equipment	4,172	4,237
Accrued interest receivable	1,081	1,013
Other real estate owned	1,762	1,665
Goodwill	6,912	6,912
Bank-owned life insurance	8,937	8,859
Deferred tax asset	2,891	2,903
Other assets	2,044	2,396

Total assets	$452,313	$454,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$44,952	$44,231
Interest-bearing	291,093	297,054
Total deposits	336,045	341,285
Mortgagors’ escrow accounts	1,063	2,120
Federal Home Loan Bank advances	56,500	53,500
Securities sold under agreements to repurchase	5,925	4,849
Other liabilities	2,415	2,543
Total liabilities	401,948	404,297

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized,
6,943,125 shares issued, 6,541,561 shares outstanding
at September 30, 2013 and June 30, 2013	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	25,067	24,836
Accumulated other comprehensive loss	(501)	(523)
Unearned ESOP shares	(1,406)	(1,437)
Treasury stock, at cost (401,564 shares at
September 30, 2013 and June 30, 2013)	(4,091)	(4,091)
Total stockholders’ equity	50,365	50,081

Total liabilities and stockholders’ equity	$452,313	$454,378

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Net Income
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,619	$3,054
Interest and dividends on investments	839	1,035
Total interest and dividend income	3,458	4,089

Interest expense:
Deposits and escrow	665	839
Borrowed funds	393	469
Total interest expense	1,058	1,308
Net interest and dividend income	2,400	2,781

Provision for loan losses	20	250
Net interest and dividend income after provision
for loan losses	2,380	2,531

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(11)	(282)
Portion of losses recognized in other comprehensive income	8	193
Net impairment losses recognized in earnings	(3)	(89)
Fees for services	443	438
Mortgage banking activities	26	39
Net commissions from brokerage service	27	35
Income from bank-owned life insurance	78	258
Other income	36	30
Total non-interest income	607	711

Non-interest expense:
Compensation and benefits	1,447	1,436
Occupancy and equipment	304	315
Data processing	189	164
LAN/WAN network expense	36	35
Advertising and marketing	43	35
OCC assessment	47	46
FDIC deposit insurance	152	145
Other real estate owned	23	40
Write-down of other real estate owned	66	48
Other non-interest expense	407	396
Total non-interest expense	2,714	2,660
Income before income tax expense	273	582

Income tax expense	30	79
NET INCOME	$243	$503

Earnings per common share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

See notes to consolidated financial statements.
2

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income
(Unaudited)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)
Net Income	$243	$503

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	39	1,651
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	3	89
Non credit portion of other-than-temporary losses on available-for-sale securities	(8)	(193)

Other comprehensive income before tax	34	1,547
Income tax expense related to other comprehensive income	(12)	(526)
Other comprehensive income net of tax	22	1,021
Total comprehensive income	$265	$1,524

(1)	Amounts are included in net impairment losses recognized in earnings, in non-interest income on the consolidated statements of net income. Income tax expense associated with the reclassification adjustments was approximately $1,000 and $30,000 for the three months ended September 30, 2013 and 2012, respectively.

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
(dollars in thousands)

Balances at June 30, 2012	$694	$30,602	$23,630	$(1,013)	$(1,565)	$(4,213)	$48,135

Comprehensive income	-	-	503	1,021	-	-	1,524
ESOP shares committed to be released (3,195 shares)	-	-	(18)	-	32	-	14

Balances at September 30, 2012	$694	$30,602	$24,115	$8	$(1,533)	$(4,213)	$49,673

Balances at June 30, 2013	$694	$30,602	$24,836	$(523)	$(1,437)	$(4,091)	$50,081

Comprehensive income	-	-	243	22	-	-	265

ESOP shares committed to be released (3,195 shares)	-	-	(12)	-	31	-	19

Balances at September 30, 2013	$694	$30,602	$25,067	$(501)	$(1,406)	$(4,091)	$50,365

See notes to consolidated financial statements.

PSB Holdings, Inc.

 Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$243	$503
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization of securities, net	398	329
Impairment losses on securities	3	89
Net decrease (increase) in loans held-for-sale	857	(1,254)
Amortization of deferred loan costs, net	21	18
Provision for loan losses	20	250
Gain on sale of other real estate owned, net	(16)	-
Write-down of other real estate owned	66	48
Loss on sale of premises and equipment	1	-
Depreciation and amortization	110	115
Decrease (increase) in accrued interest receivable and other assets	167	(107)
Increase in cash surrender value of bank-owned life insurance	(78)	(82)
Bank-owned life insurance death benefit income	-	(176)
Decrease in other liabilities	(128)	(119)
Deferred tax expense	92	141
Amortization of ESOP expense	19	14
Net cash provided by (used in) operating activities	1,775	(231)
Cash flows from investing activities
Purchase of available-for-sale securities	(15,986)	-
Proceeds from sales, calls, pay downs and maturities of available-for-sale securities	2,130	3,140
Purchase of held-to-maturity securities	(2,373)	(19,708)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	9,812	10,551
Loan repayments net of originations	1,296	2,376
Recoveries of loans previously charged off	14	45
Proceeds from the surrender of bank-owned life insurance policy	-	386
Proceeds from sale of other real estate owned	229	-
Capital expenditures - premises and equipment	(21)	(17)
Net cash used in investing activities	(4,899)	(3,227)
Cash flows from financing activities
Net decrease in deposit accounts	(5,240)	(5,164)
Net decrease in mortgagors’ escrow accounts	(1,057)	(1,032)
Change in short term FHLB advances, net	3,000	-
Net increase in securities sold under agreements to repurchase	1,076	2,569
Net cash used in financing activities	(2,221)	(3,627)
Decrease in cash and cash equivalents	(5,345)	(7,085)
Cash and cash equivalents at beginning of year	12,793	11,413
Cash and cash equivalents at end of period	$7,448	$4,328
Supplemental disclosures
Cash paid during the period for:
Interest	$1,073	$1,297
Income taxes paid (refunded), net	1	(62)
Loans transferred to other real estate owned	376	230
Decrease in due from broker	-	2,000

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

NOTE  2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2014.  These financial statements should be read in conjunction with the 2013 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 25, 2013.

NOTE 3 – Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This Update provides that an unrecognized tax benefit (or a portion of an unrecognized tax benefit) should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This Update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 with retrospective application and early adoption permitted. This Update is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Goodwill.  The Company’s goodwill was recorded as a result of business acquisitions and combinations.  The Company’s goodwill (the amount paid in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price.  Adverse changes in the economic environment, operations of the Company or other factors could result in a decline in projected fair values.  If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”.  The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management evaluates the Company’s investment portfolio on an ongoing basis and recorded $3,000 and $89,000 of other-than-temporary impairment charges through income during the three months ended September 30, 2013 and 2012, respectively.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2013 and 2012:

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
Net income	$243,000	$503,000

Weighted average common shares applicable to EPS	6,397,826	6,372,349
Effect of dilutive potential common shares (1)	-	-
Weighted average common shares applicable to diluted EPS	6,397,826	6,372,349
Earnings per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

(1)      For the three months ended September 30, 2013 and 2012, options to purchase 199,106 and 222,921, respectively, shares of common stock were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value and estimated market values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
September 30, 2013
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from five through ten years	$1,000	$-	$(35)	$965

Corporate bonds and other securities:
Due after ten years	5,999	-	(1,189)	4,810

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
Due in one year or less	49	3	-	52
From one through five years	995	55	-	1,050
From five through ten years	13,280	124	-	13,404
After ten years	14,458	470	(86)	14,842
	28,782	652	(86)	29,348

Non-agency mortgage-backed securities:
Due after ten years	7,287	286	(389)	7,184
Total debt securities	43,068	938	(1,699)	42,307

Equity securities:
Auction rate preferred	10,000	-	-	10,000

Total available-for-sale securities	$53,068	$938	$(1,699)	$52,307

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$5,258	$-	$(54)	$5,204
From five through ten years	941	85	-	1,026
	6,199	85	(54)	6,230

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
Due in five through ten years	5,486	188	-	5,674
After ten years	115,497	1,775	(1,727)	115,545
	120,983	1,963	(1,727)	121,219
Total held-to-maturity securities	$127,182	$2,048	$(1,781)	$127,449

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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

There were no realized gains or losses on sales of available-for-sale securities for the three months ended September 30, 2013 and September 30, 2012.  Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.  There were other-than-temporary impairment charges on available-for-sale securities of $3,000 and $89,000 realized in income during the three months ended September 30, 2013 and 2012, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $11,000 and $282,000, net of $8,000 and $193,000 recognized in other comprehensive income/loss for the three months ended September 30, 2013 and 2012, respectively, before taxes. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

September 30, 2013:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
Corporate bonds and other securities	$-	$-	$4,810	$1,189	$4,810	$1,189
U.S. Government and government-sponsored	965	35	-	-	965	35
securities
U.S. Government-sponsored and guaranteed
mortgage-backed securities	5,476	72	1,358	14	6,834	86
Total temporarily impaired available-for-sale	6,441	107	1,358	1,203	7,799	1,310

Held-to-maturity:
U.S. Government and government-sponsored	5,204	54	-	-	5,204	54
securities
U.S. Government-sponsored and guaranteed
mortgage-backed securities	57,768	1,501	6,304	226	64,072	1,727
Total temporarily impaired held-to-maturity	62,972	1,555	6,304	226	69,276	1,781

Other-than-temporarily impaired debt
securities (1):
Non-agency mortgage-backed securities	2,322	135	1,917	254	4,239	389

Total temporarily-impaired and other-
than-temporarily impaired securities	$71,735	$1,797	$9,579	$1,683	$81,314	$3,480

June 30, 2013:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
Corporate bonds and other obligations	$-	$-	$4,873	$1,126	$4,873	$1,126
U.S. Government and government-sponsored securities	961	39	-	-	961	39
U.S. Government-sponsored and guaranteed
mortgage-backed securities	3,004	77	1,449	12	4,453	89
Total temporarily impaired available-for-sale	3,965	116	6,322	1,138	10,287	1,254

Held-to-maturity:
U.S. Government and government-sponsored	3,183	76	-	-	3,183	76
securities
U.S. Government-sponsored and guaranteed
mortgage-backed securities	68,663	1,731	-	-	68,663	1,731
Total temporarily impaired held-to-maturity	71,846	1,807	-	-	71,846	1,807

Other-than-temporarily impaired debt
securities (1):
Non-agency mortgage-backed securities	2,525	190	1,958	285	4,483	475

Total temporarily-impaired and other-
than-temporarily impaired securities	$78,336	$2,113	$8,280	$1,423	$86,616	$3,536

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2013 and June 30, 2013, there were 52 and 36 individual investment securities, respectively, with aggregate depreciation of 3.9% at both periods from the Company’s amortized cost basis.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  As of September 30, 2013, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $4.8 million, all of which were classified as available-for-sale.   The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  The Company believes the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost basis which may be at maturity.

For the quarter ended September 30, 2013, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (in thousands):

Balance as of June 30, 2012	$15,271
Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	462
Reductions for securities sold during the period	-

Balance as of June 30, 2013	15,733

Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	3
Reductions for securities sold during the period	-

Balance as of September 30, 2013	$15,736

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2013 and June 30, 2013:

	September 30,	June 30,
	2013	2013
	(in thousands)

Real Estate:
Residential (1)	$186,263	$187,116
Commercial	42,158	43,423
Residential construction	2,517	2,775
Commercial	1,959	1,980
Consumer and other	730	707

Total loans	233,627	236,001

Unadvanced construction loans	(1,230)	(1,745)
	232,397	234,256
Net deferred loan costs	620	608
Allowance for loan losses	(2,573)	(2,693)

Loans, net	$230,444	$232,171

(1) Residential real estate loans include one- to four-family mortgage loans, second mortgage loans, and home  equity  lines of credit.

Credit Quality Information

The Company utilizes a nine grade internal loan rating system as follows:

Loans rated 1 -5 are considered “pass” rated loans with low to average risk.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  Annually, the Company engages an independent third-party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.  Credit quality for residential real estate and consumer/other loans is determined by monitoring loan payment history and ongoing communications with the borrower.

The following table presents the Company’s loan segments by internally assigned grades at September 30, 2013 and June 30, 2013:

	Residential	Commercial	Residential		Consumer
September 30, 2013	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$183,233	$30,641	$1,438	$1,534	$730	$217,576
Special Mention	326	4,052	-	348	-	4,726
Substandard	2,535	5,653	-	77	-	8,265
Doubtful	169	1,661	-	-	-	1,830
Loss	-	-	-	-	-	-
Total	$186,263	$42,007	$1,438	$1,959	$730	$232,397

	Residential	Commercial	Residential		Consumer
June 30, 2013	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$183,403	$30,477	$1,706	$1,667	$707	$217,960
Special Mention	329	4,784	-	233	-	5,346
Substandard	2,968	5,598	-	80	-	8,646
Doubtful	416	1,888	-	-	-	2,304
Loss	-	-	-	-	-	-
Total	$187,116	$42,747	$1,706	$1,980	$707	$234,256

The following table represents modifications that were deemed to be troubled debt restructures for the three months ended September 30, 2012.  There were no modifications deemed to be troubled debt restructures for the three months ended September 30, 2013.

September 30, 2012		Pre-Modifcation	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Real Estate:
Commercial	1	$80	$113

The modification provided a reduced rate for five years plus the capitalization of real estate taxes.  A tax escrow account has also been established.  Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on each of the troubled debt restructures.  Any reserve required is recorded through the provision for loan losses.

The following is a summary of troubled debt restructurings that have subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three months ended September 30, 2013 and September 30, 2012.

	Three months ended		Three months ended
	September 30, 2013		September 30, 2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Real Estate:
Residential	1	$495	1	$190
Commercial	-	-	1	222
	1	495	2	$412

The defaults were the result of the borrower’s delinquent loan payments during the period.  The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At September 30,	At June 30,
	2013	2013
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$2,704	$2,865
Commercial	3,120	3,365
Total non-accrual loans	5,824	6,230

Accruing loans past due 90 days or more:	-	112

Total non-performing loans	5,824	6,342

Other real estate owned	1,762	1,665
Total non-performing assets	$7,586	$8,007

Total non-performing loans to total loans	2.51%	2.71%
Total non-performing assets to total assets	1.68%	1.76%

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

The following table sets forth information regarding past due loans at September 30, 2013 and June 30, 2013:

Age Analysis of Past Due Financing Receivables

			90 days
	30–59 Days	60–89 Days	or greater	Total
At September 30, 2013	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$239	$978	$1,386	$2,603
Commercial	-	-	2,476	2,476
Consumer and other	3	-	-	3
Total	$242	$978	$3,862	$5,082

At June 30, 2013

Real Estate:
Residential	$447	$195	$1,844	$2,486
Commercial	-	-	2,876	2,876
Commercial	9	-	-	9
Consumer and other	4	-	-	4
Total	$460	$195	$4,720	$5,375

The following is a summary of information pertaining to impaired loans at September 30, 2013 and June 30, 2013:

	At September 30, 2013			At June 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$1,151	$1,346		$1,497	$1,630
Commercial	3,355	3,858		3,297	3,800
Consumer and other	16	16		17	17
Total impaired with no valuation allowance	4,522	5,220		4,811	5,447

Impaired loans with a valuation allowance:
Real Estate:
Residential	2,498	2,646	$139	2,515	2,663	$156
Commercial	176	176	2	180	180	2
Total impaired with a valuation allowance	2,674	2,822	141	2,695	2,843	158

Total Impaired Loans:
Real Estate:
Residential	3,649	3,992	139	4,012	4,293	156
Commercial	3,531	4,034	2	3,477	3,980	2
Consumer and other	16	16	-	17	17	-
Total impaired loans	$7,196	$8,042	$141	$7,506	$8,290	$158

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	September 30, 2013			September 30, 2012
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$3,831	$19	$7	$4,826	$31	$17
Commercial	3,504	3	-	7,306	62	14
Residential Construction	-	-	-	426	-	-
Consumer and other	16	-	-	22	-	-
Total impaired loans	$7,351	$22	$7	$12,580	$93	$31

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended September 30, 2013 and 2012 is as follows:

Three months ended
September 30, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,201	$1,315	$22	$17	$36	$102	$2,693
Charge-offs	(141)	-	-	-	(13)	-	(154)
Recoveries	3	-	3	3	5	-	14
Provision (credit)	175	(151)	(10)	(1)	1	6	20
Ending Balance	$1,238	$1,164	$15	$19	$29	$108	$2,573

Three months ended
September 30, 2012	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,485	$1,347	$20	$17	$37	$7	$2,913
Charge-offs	(41)	(123)	-	-	(17)	-	(181)
Recoveries	37	-	-	1	7	-	45
Provision (credit)	55	5	(1)	14	9	168	250
Ending Balance	$1,536	$1,229	$19	$32	$36	$175	$3,027

Further information pertaining to the allowance for loan losses at September 30, 2013 and June 30, 2013 is as follows:

At September 30, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$139	$2	$-	$-	$-	$-	$141

Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,099	$1,162	$15	$19	$29	$108	$2,432

Ending balance: Impaired loans	$3,649	$3,531	$-	$-	$16	$-	$7,196

Ending balance: Non-impaired loans	$182,614	$38,476	$1,438	$1,959	$714	$-	$225,201

At June 30, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$156	$2	$-	$-	$-	$-	$158

Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,045	$1,313	$22	$17	$36	$102	$2,535

Ending balance: Impaired loans	$4,012	$3,477	$-	$-	$17	$-	$7,506

Ending balance: Non-impaired loans	$183,104	$39,270	$1,706	$1,980	$690	$-	$226,750

NOTE 10 – Accumulated Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive income (loss).

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	September 30,	June 30,
	2013	2013
	(in thousands)
Net unrealized loss on securities available-for-sale	$(761)	$(795)
Tax effect	260	272
Accumulated other comprehensive loss	$(501)	$(523)

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company groups its assets measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level 1 – Valuations for assets traded in active exchange markets, such as the New York Stock Exchange.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations for assets traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s assets carried at fair value for September 30, 2013.

The Company’s mortgage-backed securities and other debt securities available-for-sale are generally classified within Level 2 of the fair value hierarchy.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The Company did not have any transfers of assets between Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2013.

The following summarizes assets measured at fair value on a recurring basis at September 30, 2013 and June 30, 2013:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At September 30, 2013	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$965	$-	$965	$-
Corporate bonds and other securities	4,810	-	4,810	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	29,348	-	29,348	-
Non-agency mortgage-backed securities	7,184	-	7,184	-
Equity securities	10,000	-	-	10,000
Total	$52,307	$-	$42,307	$10,000

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2013	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$961	$-	$961	$-
Corporate bonds and other securities	4,873	-	4,873	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	15,065	-	15,065	-
Non-agency mortgage-backed securities	7,551	-	7,551	-
Equity securities	10,000	-	-	10,000
Total	$38,450	$-	$28,450	$10,000

The table below represents the changes in level 3 assets measured at fair value for the three months ended September 30, 2013.

(in thousands)
Beginning balance, June 30, 2013		$10,000
Unrealized gains included in other comprehensive income		-
Ending balance, September 30, 2013		$10,000

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three months ended September 30, 2013 and 2012:

		Quoted Prices in			Total Losses
		Active Markets for	Significant Other	Significant	for the three
At September 30, 2013	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended
	Value	Level 1	Level 2	Level 3	September 30, 2013
	(in thousands)

Impaired loans	$121	$-	$-	$121	$(31)
Other real estate owned	276	-	-	276	(66)
	$397	$-	$-	$397	$(97)

		Quoted Prices in			Total Losses
		Active Markets for	Significant Other	Significant	for the three
At September 30, 2012	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended
	Value	Level 1	Level 2	Level 3	September 30, 2012
	(in thousands)

Other real estate owned	$290	$-	$-	$290	$(48)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2013 and 2012 or June 30, 2013.

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

Deposits and Mortgagors’ Escrow.  The fair value of deposits with no stated maturity such as demand deposits, NOW, regular savings, and money market deposit accounts and mortgagors’ escrow accounts, is equal to the amount payable on demand.  The fair value estimates do not include the benefit that results from the generally lower cost of funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.  The fair value estimate of time deposits is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits having similar remaining maturities.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of September 30, 2013 and June 30, 2013:

	September 30, 2013
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$7,448	$7,448	$-	$-	$7,448
Securities available-for-sale	52,307	-	42,307	10,000	52,307
Securities held-to-maturity	127,182	-	127,449	-	127,449
Federal Home Loan Bank stock	6,953	-	-	6,953	6,953
Loans held-for-sale	180	-	-	180	180
Loans, net	230,444	-	-	233,495	233,495
Accrued interest receivable	1,081	-	-	1,081	1,081

Financial liabilities:
Deposits	336,045	-	-	338,078	338,078
Mortgagors’ escrow accounts	1,063	-	-	1,063	1,063
Federal Home Loan Bank advances	56,500	-	58,381	-	58,381
Securities sold under agreements to repurchase	5,925	-	5,925	-	5,925
Accrued interest payable	128	-	-	128	128

	June 30, 2013
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$12,793	$12,793	$-	$-	$12,793
Securities available-for-sale	38,450	-	28,450	10,000	38,450
Securities held-to-maturity	134,989	-	135,418	-	135,418
Federal Home Loan Bank stock	6,953	-	-	6,953	6,953
Loans held-for-sale	1,037	-	-	1,006	1,006
Loans, net	232,171	-	-	234,923	234,923
Accrued interest receivable	1,013	-	-	1,013	1,013

Financial liabilities:
Deposits	341,285	-	-	343,492	343,492
Mortgagors’ escrow accounts	2,120	-	-	2,120	2,120
Federal Home Loan Bank advances	53,500	-	55,260	-	55,260
Securities sold under agreements to repurchase	4,849	-	4,849	-	4,849
Accrued interest payable	143	-	-	143	143

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded in Unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  There were no unvested stock awards/options outstanding at or during the three months ended September 30, 2013.

NOTE 13 – Dividends

The Company did not declare a dividend during the three months ended September 30, 2013 and 2012.

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

The contractual amounts of outstanding commitments were as follows:

	September 30,	June 30,
	2013	2013
	(in thousands)
Commitments to extend credit:
Loan commitments	$4,683	$3,537
Unadvanced construction loans	1,230	1,745
Unadvanced lines of credit	12,251	11,912
Standby letters of credit	619	746
Outstanding commitments	$18,783	$17,940

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at September 30, 2013 and June 30, 2013 and results of operations for the three months ended September 30, 2013 and 2012, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2013 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2013.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, effect of shutdown of the federal government, real estate values, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

Net income amounted to $243,000 or $0.04 per basic and diluted share for the quarter ended September 30, 2013 compared to net income of $503,000 or $0.08 per basic and diluted share for the quarter ended September 30, 2012.  During the quarters ended September 30, 2013 and 2012, the Company recorded non-cash OTTI charges of $3,000 and $89,000, respectively, on non-agency mortgage-backed securities. Non-interest income decreased $104,000 during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, primarily the result of non-interest income for the three months ended September 30, 2012 included a $176,000 non-taxable death benefit from bank-owned life insurance.  Net interest income decreased $381,000 during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.  The net interest margin decreased from 2.62% for the quarter ended September 30, 2012 to 2.24% for the quarter ended September 30, 2013.  In addition, non-interest expense increased $54,000 during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.  The provision for loan losses decreased $230,000 during the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012.

Comparison of Financial Condition at September 30, 2013 and June 30, 2013

Assets

Total assets decreased to $452.3 million at September 30, 2013 from $454.4 million at June 30, 2013.  Cash and cash equivalents decreased $5.3 million and totaled $7.4 million or 1.7% of total assets at September 30, 2013.  Investments in available-for-sale securities increased $13.8 million and totaled $52.3 million or 11.6% of total assets at September 30, 2013.  Investments in held-to-maturity securities decreased $7.8 million and totaled $127.2 million or 28.1% of total assets at September 30, 2013.  Net loans decreased $1.7 million and totaled $230.4 million or 51.0% of total assets at September 30, 2013.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and non-performing loans at September 30, 2013 and June 30, 2013.  For additional information, see “Comparison of Operating Results for the three months ended September 30, 2013 and 2012 – Provision for loan losses.”

	September 30,	June 30,
	2013	2013
	(Dollars in thousands)

Allowance for loan losses	$2,573	$2,693
Gross loans outstanding	233,017	234,864
Non-performing loans	5,824	6,342

Allowance/gross loans outstanding	1.10%	1.15%
Allowance/non-performing loans	44.2%	42.5%

Liabilities

Total liabilities decreased to $401.9 million at September 30, 2013 from $404.3 million at June 30, 2013.  Total deposits decreased to $336.0 million at September 30, 2013 from $341.3 million at June 30, 2013, a decrease of $5.3 million or 1.5%.  Federal Home Loan Bank advances increased to $56.5 million at September 30, 2013 from $53.5 million at June 30, 2013.  Securities sold under agreements to repurchase increased to $5.9 million at September 30, 2013 from $4.8 million at June 30, 2013, an increase of $1.1 million or 22.2%.

Stockholders’ Equity

Stockholders’ equity increased to $50.4 million at September 30, 2013 from $50.1 million at June 30, 2013, primarily due to net income of $243,000 for the three months ended September 30, 2013.

Comparison of Operating Results for the Three Months ended September 30, 2013 and 2012

General

Net income amounted to $243,000 or $0.04 per basic and diluted share for the quarter ended September 30, 2013 compared to $503,000 or $0.08 per basic and diluted share for the quarter ended September 30, 2012.  Other-than-temporarily impaired investment write-downs decreased $86,000 to $3,000 for the quarter ended September 30, 2013 compared to $89,000 for the quarter ended September 30, 2012.  The provision for loan loss decreased by $230,000 to $20,000 for the quarter ended September 30, 2013 compared to $250,000 for the quarter ended September 30, 2012.  Total non-interest expense increased by $54,000 to $2.7 million for the quarters ended September 30, 2013 and 2012.  Net interest income decreased $381,000 to $2.4 million for the quarter ended September 30, 2013 compared to $2.8 million for the quarter ended September 30, 2012.  Income tax expense was $30,000 for the quarter ended September 30, 2013 compared to $79,000 for the quarter ended September 30, 2012.  These changes are described in more detail below.

Interest and Dividend Income

Interest and dividend income amounted to $3.5 million for the quarter ended September 30, 2013 compared to $4.1 million for the quarter ended September 30, 2012, a decrease of $631,000 or 15.4%.  This was primarily due to a decrease in yield on earning assets of 62 basis points to 3.23% for the quarter ended September 30, 2013 compared to 3.85% for the quarter ended September 30, 2012.  Average investment securities increased $20.9 million to $185.1 million for the quarter ended September 30, 2013 compared to $164.2 million for the quarter ended September 30, 2012.  The yield on investment securities decreased 70 basis points to 1.79% for the quarter ended September 30, 2013 compared to 2.49% for the quarter ended September 30, 2012.  Average loans decreased by $15.8 million to $235.4 million for the quarter ended September 30, 2013 compared to $251.2 million for the quarter ended September 30, 2012.  The yield on loans decreased 41 basis points to 4.41% for the quarter ended September 30, 2013 compared to 4.82% for the quarter ended September 30, 2012.

Interest Expense

Interest expense amounted to $1.1 million for the quarter ended September 30, 2013 compared to $1.3 million for the quarter ended September 30, 2012, a decrease of $250,000 or 19.1%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 27 basis points to 1.18% for the quarter ended September 30, 2013 from 1.45% for the quarter ended September 30, 2012.  The average rate on interest-bearing deposits decreased by 22 basis points to 0.90% for the quarter ended September 30, 2013 compared to 1.12% for the quarter ended September 30, 2012.  The average rate on borrowed money decreased by 56 basis points to 2.52% for the quarter ended September 30, 2013 compared to 3.08% for the quarter ended September 30, 2012.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.4 million for the quarter ended September 30, 2013 compared to $2.8 million for the quarter ended September 30, 2012, a decrease of $381,000 or 13.7%.  Net interest rate spread decreased by 35 basis points to 2.05% for the quarter ended September 30, 2013 from 2.40% for the quarter ended September 30, 2012.  Net interest margin decreased 38 basis points to 2.24% from 2.62% when comparing the quarters ended September 30, 2013 and 2012, respectively.  Net interest-earning assets increased $5.1 million to $69.4 million for the quarter ended September 30, 2013 compared to $64.3 million for the quarter ended September 30, 2012.

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

Provision for Loan Losses

The provision for loan losses amounted to $20,000 for the quarter ended September 30, 2013 compared to $250,000 for the quarter ended September 30, 2012, a decrease of $230,000 or 92.0%.  This was primarily due to a reduction in non-performing loans and an improvement in reported delinquencies and charge-offs.  The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain internal and external factors.  Among the factors management considers are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in non-performing loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of these factors.  The ratio of the allowance to gross loans outstanding was 1.10% as of September 30, 2013 and 1.15% as of June 30, 2013.  Net charge-offs were $140,000 for the quarter ended September 30, 2013 compared to net charge-offs of $136,000 for the quarter ended September 30, 2012.

Non-interest Income

Non-interest income totaled $607,000 for the quarter ended September 30, 2013 compared to $711,000 for the quarter ended September 30, 2012, a decrease of $104,000 or 14.6%.  This was primarily due to a decrease in income from bank-owned life insurance of $180,000.  This decrease included a $176,000 non-taxable death benefit realized during the three months ended September 30, 2012.    This was partially offset by a decrease in other-than-temporary impairment charges on available-for-sale securities of $86,000 to $3,000 for the quarter ended September 30, 2013 compared to $89,000 for the quarter ended September 30, 2012.  The impairment charges for the three months ended September 30, 2013 and September 30, 2012 were the result of credit losses on non-agency mortgage-backed securities.

Non-interest Expense

Non-interest expense increased $54,000 to $2.7 million for the quarter ended September 30, 2013 compared to the same period in the prior year.  Compensation and benefits expense increased $11,000 or 0.8%.  Occupancy and equipment expense decreased $11,000 or 3.5%.  All other non-interest expenses increased $54,000 or 5.9% to $963,000 for the quarter ended September 30, 2013 compared to $909,000 for the quarter ended September 30, 2012.

Provision for Income Taxes

Income tax expense amounted to $30,000 for the quarter ended September 30, 2013 compared to $79,000 for the quarter ended September 30, 2012. The effective tax rate was 11.0% for the quarter ended September 30, 2013 and 13.6% for the quarter ended September 30, 2012. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended September 30,
	2013			2012
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$185,106	$837	1.79%	$164,225	$1,032	2.49%
Loans	235,355	2,619	4.41%	251,196	3,054	4.82%
Other earning assets	3,957	2	0.20%	6,213	3	0.19%
Total interest-earning assets	424,418	3,458	3.23%	421,634	4,089	3.85%
Non-interest-earning assets	28,807			30,191
Total assets	$453,225			$451,825

Interest-bearing liabilities:
NOW accounts	$91,937	113	0.49%	$94,304	150	0.63%
Savings accounts	58,681	22	0.15%	53,560	27	0.20%
Money market accounts	14,937	14	0.37%	15,308	17	0.44%
Time deposits	127,584	516	1.60%	133,825	645	1.91%
Borrowed money	61,835	393	2.52%	60,350	469	3.08%
Total interest-bearing liabilities	354,974	1,058	1.18%	357,347	1,308	1.45%
Non-interest-bearing demand deposits	45,482			43,101
Other non-interest-bearing liabilities	2,536			2,608
Capital accounts	50,233			48,769
Total liabilities and capital accounts	$453,225			$451,825

Net interest income		$2,400			$2,781
Interest rate spread			2.05%			2.40%
Net interest-earning assets	$69,444			$64,287
Net interest margin			2.24%			2.62%
Average earning assets to
average interest-bearing liabilities			119.56%			117.99%

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

	For the Three Months Ended September 30, 2013
	Compared to the Three Months Ended September 30, 2012
	Increase (Decrease) Due to
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(851)	$656	$(195)
Loans	(249)	(186)	(435)
Other interest-earning assets	1	(2)	(1)
TOTAL INTEREST INCOME	(1,099)	468	(631)

INTEREST EXPENSE

NOW accounts	(33)	(4)	(37)
Savings accounts	(19)	14	(5)
Money Market accounts	(3)	-	(3)
Time deposits	(100)	(29)	(129)
Borrowed money	(148)	72	(76)
TOTAL INTEREST EXPENSE	(303)	53	(250)
CHANGE IN NET INTEREST INCOME	$(796)	$415	$(381)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at September 30, 2013 and June 30, 2013.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	September 30, 2013	June 30, 2013

Stable
+ 100	0.21%	0.29%
+ 200	-2.87%	-2.99%

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

The tables below set forth, at September 30, 2013, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+300	$25,781	$(20,381)	-44.15%	6.37%	-396
+200	$35,822	$(10,340)	-22.40%	8.53%	-180
+100	$42,537	$(3,625)	-7.85%	9.81%	-53
0	$46,162	$-	0.00%	10.34%	0
-100	$49,031	$2,869	6.21%	10.74%	41

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of September 30, 2013 of $56.5 million, with unused borrowing capacity of $41.8 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of September 30, 2013, the ratio of wholesale borrowings to total assets was 12.5%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended September 30, 2013 and 2012, the Bank’s principal collections net of loan originations were $1.3 million and $2.4 million, respectively. Purchases of securities totaled $18.4 million and $19.7 million, for the three months ended September 30, 2013 and 2012, respectively.

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

Certificates of deposits totaled $125.5 million at September 30, 2013. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at September 30, 2013 and exceeded each of the applicable regulatory capital requirements at such date.  The following table show’s the Bank’s required minimum and actual capital ratios at September 30, 2013.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.72%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	18.20%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	17.06%

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

For the three months ended September 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A.   Risk Factors – Not applicable to smaller reporting Companies

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.      Defaults Upon Senior Securities – Not applicable

Item 4.      Mine Safety Disclosures – Not Applicable

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the  Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date November 13, 2013	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date November 13, 2013	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice-President, Chief Financial Officer and Treasurer

