Form 10-Q
period 2013-12-31
PSB Holdings, Inc.
filed 2014-02-14
CIK 1293211

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 31, 2014, there were 6,541,561 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

PSB Holdings, Inc.
 Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2013	2013
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$4,330	$5,306
Interest-bearing demand deposits with other banks	7,709	7,487
Total cash and cash equivalents	12,039	12,793
Securities available-for-sale, at fair value	49,652	38,450
Securities held-to-maturity (fair value of $129,671 as of
December 31, 2013 and $135,418 as of June 30, 2013)	130,081	134,989
Federal Home Loan Bank stock, at cost	6,953	6,953
Loans held-for-sale	150	1,037
Loans	230,203	234,864
Less: Allowance for loan losses	(2,609)	(2,693)
Net loans	227,594	232,171
Premises and equipment	4,134	4,237
Accrued interest receivable	1,007	1,013
Other real estate owned	2,132	1,665
Goodwill	6,912	6,912
Bank-owned life insurance	9,010	8,859
Deferred tax asset	3,013	2,903
Other assets	1,642	2,396

Total assets	$454,319	$454,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$47,396	$44,231
Interest-bearing	288,496	297,054
Total deposits	335,892	341,285
Mortgagors’ escrow accounts	2,089	2,120
Federal Home Loan Bank advances	53,500	53,500
Securities sold under agreements to repurchase	10,134	4,849
Other liabilities	2,492	2,543
Total liabilities	404,107	404,297

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized,
6,943,125 shares issued, 6,541,561 shares outstanding
at December 31, 2013 and June 30, 2013	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	25,295	24,836
Accumulated other comprehensive loss	(914)	(523)
Unearned ESOP shares	(1,374)	(1,437)
Treasury stock, at cost (401,564 shares at
December 31, 2013 and June 30, 2013)	(4,091)	(4,091)
Total stockholders’ equity	50,212	50,081

Total liabilities and stockholders’ equity	$454,319	$454,378

See notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Net Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,575	$2,955	$5,194	$6,009
Interest and dividends on investments	914	941	1,753	1,976
Total interest and dividend income	3,489	3,896	6,947	7,985

Interest expense:
Deposits and escrow	613	784	1,278	1,622
Borrowed funds	393	468	786	938
Total interest expense	1,006	1,252	2,064	2,560
Net interest and dividend income	2,483	2,644	4,883	5,425

Provision for loan losses	20	315	40	565
Net interest and dividend income after provision
for loan losses	2,463	2,329	4,843	4,860

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(47)	(418)	(50)	(529)
Portion of losses recognized in other comprehensive income	43	106	43	128
Net impairment losses recognized in earnings	(4)	(312)	(7)	(401)
Fees for services	449	468	892	906
Mortgage banking activities	12	95	39	134
Net commissions from brokerage service	53	28	80	63
Income from bank-owned life insurance	74	79	152	337
Gain on sales and calls of available-for-sale securities, net	-	206	-	206
Other income	45	33	80	63
Total non-interest income	629	597	1,236	1,308

Non-interest expense:
Compensation and benefits	1,510	1,478	2,957	2,915
Occupancy and equipment	287	328	590	643
Data processing	213	116	402	280
LAN/WAN network expense	37	38	73	73
Advertising and marketing	38	50	81	85
OCC assessment	48	46	95	93
FDIC deposit insurance	151	151	304	296
Other real estate owned	40	24	63	63
Write-down of other real estate owned	30	-	96	48
Other non-interest expense	466	485	873	881
Total non-interest expense	2,820	2,716	5,534	5,377
Income before income tax expense	272	210	545	791

Income tax expense	32	29	62	107
NET INCOME	$240	$181	$483	$684

Earnings per common share:
Basic	$0.04	$0.03	$0.08	$0.11
Diluted	$0.04	$0.03	$0.08	$0.11

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

The components of comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands)
Net Income	$240	$181	$483	$684

Other comprehensive income:
Net unrealized holding (losses) gains on available-for-sale securities	(588)	57	(557)	1,538
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	4	106	7	195
Non credit portion of other-than-temporary losses on available-for-sale securities	(43)	(106)	(43)	(128)

Other comprehensive (loss) income before tax	(627)	57	(593)	1,605
Income tax benefit (expense) related to other comprehensive income	214	(19)	202	(546)
Other comprehensive (loss) income net of tax	(413)	38	(391)	1,059
Total comprehensive (loss) income	$(173)	$219	$92	$1,743

(1)	Amounts are reported in net impairment losses recognized in earnings and gain on sales and calls of available-for-sale securities, net, included in non-interest income on the consolidated statements of net income. Income tax benefit associated with the reclassification adjustments was $1,000 and $41,000 for the three months ended December 31, 2013 and 2012, respectively. Income tax benefit associated with the reclassification adjustments was $3,000 and $76,000 for the six months ended December 31, 2013 and 2012, respectively.

See notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended December 31, 2013 and 2012
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
(dollars in thousands)

Balances at June 30, 2012	$694	$30,602	$23,630	$(1,013)	$(1,565)	$(4,213)	$48,135

Comprehensive income	-	-	684	1,059	-	-	1,743
ESOP shares committed to be released (6,390 shares)	-	-	(35)	-	64	-	29
Shares issued	-	-	(69)	-	-	122	53

Balances at December 31, 2012	$694	$30,602	$24,210	$46	$(1,501)	$(4,091)	$49,960

Balances at June 30, 2013	$694	$30,602	$24,836	$(523)	$(1,437)	$(4,091)	$50,081

Comprehensive income (loss)	-	-	483	(391)	-	-	92
ESOP shares committed to be released (6,390 shares)	-	-	(24)	-	63	-	39

Balances at December 31, 2013	$694	$30,602	$25,295	$(914)	$(1,374)	$(4,091)	$50,212

See notes to consolidated financial statements.

PSB Holdings, Inc.

 Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended December 31,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$483	$684
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of securities, net	707	659
Gain on sales and calls of securities, net	-	(206)
Impairment losses on securities	7	401
Net decrease (increase) in loans held-for-sale	887	(497)
Amortization of deferred loan costs, net	24	39
Provision for loan losses	40	565
Gain on sale of other real estate owned, net	(15)	(21)
Write-down of other real estate owned	96	48
Loss on sale of premises and equipment	1	-
Depreciation and amortization	217	230
Decrease (increase) in accrued interest receivable and other assets	751	(90)
Increase in cash surrender value of bank-owned life insurance	(152)	(161)
Bank-owned life insurance death benefit income	-	(176)
Decrease in other liabilities	(51)	(212)
Deferred tax expense	92	738
Amortization of ESOP expense	39	29
Net cash provided by operating activities	3,126	2,030
Cash flows from investing activities
Purchase of available-for-sale securities	(15,986)	(1,000)
Proceeds from sales, calls, pay downs and maturities of available-for-sale securities	4,106	9,792
Purchase of held-to-maturity securities	(11,335)	(34,376)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	15,614	21,991
Loan repayments net of originations	3,649	6,150
Recoveries of loans previously charged off	41	79
Proceeds from the surrender of bank-owned life insurance policy	-	386
Proceeds from sale of other real estate owned	275	383
Capital expenditures - premises and equipment	(105)	(26)
Net cash (used in) provided by investing activities	(3,741)	3,379
Cash flows from financing activities
Net decrease in deposit accounts	(5,393)	(9,558)
Net decrease in mortgagors’ escrow accounts	(31)	(90)
Net increase in securities sold under agreements to repurchase	5,285	1,270
Shares issued	-	53
Net cash used in financing activities	(139)	(8,325)
Decrease in cash and cash equivalents	(754)	(2,916)
Cash and cash equivalents at beginning of year	12,793	11,413
Cash and cash equivalents at end of period	$12,039	$8,497
Supplemental disclosures
Cash paid during the period for:
Interest	$2,074	$2,565
Income taxes paid (refunded), net	1	(146)
Loans transferred to other real estate owned	823	283
Decrease in due from broker	-	2,000

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

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  This Update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 4 - Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our loans, allowance for loan losses, income taxes, goodwill and the impairment of securities.

Loans.  The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer/other segments. Residential real estate loans include one-to four-family owner occupied, second mortgages and equity lines of credit.  Consumer/other loans include personal loans.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net income	$240,000	$181,000	$483,000	$684,000

Weighted average common shares applicable to EPS	6,401,021	6,380,684	6,399,423	6,376,516
Effect of dilutive potential common shares (1)	-	-	-	-
Weighted average common shares applicable to diluted EPS	6,401,021	6,380,684	6,399,423	6,376,516
Earnings per share:
Basic	$0.04	$0.03	$0.08	$0.11
Diluted	$0.04	$0.03	$0.08	$0.11

(1)      For the three and six months ended December 31, 2013 and 2012, options to purchase 199,106 and 222,921 shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value and estimated fair values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
December 31, 2013
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(40)	$960

Corporate bonds and other securities:
Due after ten years	5,999	-	(1,189)	4,810

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
Due in one year or less	26	2	-	28
From one through five years	895	52	-	947
From five through ten years	12,802	44	(5)	12,841
After ten years	13,279	416	(159)	13,536
	27,002	514	(164)	27,352

Non-agency mortgage-backed securities:
Due after ten years	7,039	278	(433)	6,884
Total debt securities	41,040	792	(1,826)	40,006

Equity securities:
Auction rate preferred	10,000	-	(354)	9,646

Total available-for-sale securities	$51,040	$792	$(2,180)	$49,652

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$6,259	$-	$(74)	$6,185
From five through ten years	3,921	68	(60)	3,929
	10,180	68	(134)	10,114

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
Due in five through ten years	5,055	142	-	5,197
After ten years	114,846	1,641	(2,127)	114,360
	119,901	1,783	(2,127)	119,557
Total held-to-maturity securities	$130,081	$1,851	$(2,261)	$129,671

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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

There were no realized gains or losses on sales of available-for-sale securities for the three months ended December 31, 2013.  There were $206,000 in realized gains and no realized losses on sales of available-for-sale securities for the three months ended December 31, 2012.   Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.  There were other-than-temporary impairment charges on available-for-sale securities of $4,000 and $312,000 realized in income during the three months ended December 31, 2013 and 2012, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $47,000 and $418,000, net of $43,000 and $106,000 recognized in other comprehensive income/loss for the three months ended December 31, 2013 and 2012, respectively, before taxes.

There were no realized gains or realized losses on sales of available-for-sale securities for the six months ended December 31, 2013.  There were $206,000 in realized gains and no realized losses on sales of available-for-sale securities for the six months ended December 31, 2012.  There were other-than-temporary impairment charges on available-for-sale securities of $7,000 and $401,000 realized in income during the six months ended December 31, 2013 and 2012, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $50,000 and $529,000, net of $43,000 and $128,000 recognized in other comprehensive income/loss for the six months ended December 31, 2013 and 2012, respectively, before taxes.   See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

December 31, 2013:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
Corporate bonds and other securities	$-	$-	$4,810	$1,189	$4,810	$1,189
U.S. Government and government-sponsored
securities	960	40	-	-	960	40
U.S. Government-sponsored and guaranteed
mortgage-backed securities	8,121	151	1,294	13	9,415	164
Equity securities	7,646	354	-	-	7,646	354
Total temporarily impaired available-for-sale	16,727	545	6,104	1,202	22,831	1,747

Held-to-maturity:
U.S. Government and government-sponsored	9,103	134	-	-	9,103	134
securities
U.S. Government-sponsored and guaranteed
mortgage-backed securities	57,690	1,799	8,646	328	66,336	2,127
Total temporarily impaired held-to-maturity	66,793	1,933	8,646	328	75,439	2,261

Other-than-temporarily impaired debt
securities (1):
Non-agency mortgage-backed securities	625	2	3,428	431	4,053	433

Total temporarily-impaired and other-
than-temporarily impaired securities	$84,145	$2,480	$18,178	$1,961	$102,323	$4,441

June 30, 2013:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
Corporate bonds and other obligations	$-	$-	$4,873	$1,126	$4,873	$1,126
U.S. Government and government-sponsored guaranteed securities	961	39	-	-	961	39
U.S. Government-sponsored and guaranteed
mortgage-backed securities	3,004	77	1,449	12	4,453	89
Total temporarily impaired available-for-sale	3,965	116	6,322	1,138	10,287	1,254

Held-to-maturity:
U.S. Government and government-sponsored	3,183	76	-	-	3,183	76
securities
U.S. Government-sponsored and guaranteed
mortgage-backed securities	68,663	1,731	-	-	68,663	1,731
Total temporarily impaired held-to-maturity	71,846	1,807	-	-	71,846	1,807

Other-than-temporarily impaired debt
securities (1):
Non-agency mortgage-backed securities	2,525	190	1,958	285	4,483	475

Total temporarily-impaired and other-
than-temporarily impaired securities	$78,336	$2,113	$8,280	$1,423	$86,616	$3,536

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2013 and June 30, 2013, there were 61 and 36 individual investment securities, respectively, with aggregate depreciation of 4.2% and 3.9%, respectively, from the Company’s amortized cost basis.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  As of December 31, 2013, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $4.8 million, all of which were classified as available-for-sale.  Single issuer TRUPs are not considered covered funds under the Volker rule.  The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At December 31, 2013, our auction-rate trust preferred securities (ARP) portfolio had a total book value of $10.0 million and total fair value of $9.6 million, all of which were classified as available-for-sale.   Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At December 31, 2013, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

For the six months ended December 31, 2013, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (in thousands):

Balance as of June 30, 2012	$15,271
Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	462
Reductions for securities sold during the period	-

Balance as of June 30, 2013	15,733

Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	7
Reductions for securities sold during the period	-

Balance as of December 31, 2013	$15,740

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2013 and June 30, 2013:

	December 31,	June 30,
	2013	2013
	(in thousands)

Real Estate:
Residential (1)	$183,243	$187,116
Commercial	43,438	43,423
Residential construction	3,071	2,775
Commercial	1,607	1,980
Consumer and other	672	707

Total loans	232,031	236,001

Unadvanced construction loans	(2,483)	(1,745)
	229,548	234,256
Net deferred loan costs	655	608
Allowance for loan losses	(2,609)	(2,693)

Loans, net	$227,594	$232,171

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

The following table presents the Company’s loan classes by internally assigned grades at December 31, 2013 and June 30, 2013:

	Residential	Commercial	Residential		Consumer
December 31, 2013	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$180,439	$31,863	$1,512	$1,418	$672	$215,904
Special Mention	323	3,514	-	114	-	3,951
Substandard	2,481	5,330	-	75	-	7,886
Doubtful	-	1,807	-	-	-	1,807
Loss	-	-	-	-	-	-
Total	$183,243	$42,514	$1,512	$1,607	$672	$229,548

	Residential	Commercial	Residential		Consumer
June 30, 2013	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$183,403	$30,477	$1,706	$1,667	$707	$217,960
Special Mention	329	4,784	-	233	-	5,346
Substandard	2,968	5,598	-	80	-	8,646
Doubtful	416	1,888	-	-	-	2,304
Loss	-	-	-	-	-	-
Total	$187,116	$42,747	$1,706	$1,980	$707	$234,256

The following table represents modifications that were deemed to be troubled debt restructures for the six months ended December 31, 2013.  There were no modifications deemed to be troubled debt restructures for the six months ended December 31, 2012.

		Pre-Modifcation	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Real Estate:
Commercial	1	$198	$210

The modification of this loan provided additional funding to complete the infrastructure on a two-lot subdivision. Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on troubled debt restructures.  Any reserve required is recorded through the provision for loan losses.

The following is a summary of troubled debt restructurings that have subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three and six months ended December 31, 2013 and December 31, 2012.

	Three months ended		Three months ended
	December 31, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
Real Estate:
Residential	-	$-	1	$30

	Six months ended		Six months ended
	December 31, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
Real Estate:
Residential	-	$-	1	$30

The default was the result of the borrower’s delinquent loan payments during the period.  The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework.

At December 31, 2013, the Company had $300,000 in additional funds committed to be advanced in connection with TDRs.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At December 31,	At June 30,
	2013	2013
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$2,472	$2,865
Commercial	2,987	3,365
Total non-accrual loans	5,459	6,230

Accruing loans past due 90 days or more:	-	112

Total non-performing loans	5,459	6,342

Other real estate owned	2,132	1,665
Total non-performing assets	$7,591	$8,007

Total non-performing loans to total loans	2.38%	2.71%
Total non-performing assets to total assets	1.67%	1.76%

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

The following table sets forth information regarding past due loans at December 31, 2013 and June 30, 2013:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At December 31, 2013	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$2,500	$792	$1,367	$4,659
Commercial	1,300	421	1,196	2,917
Commercial	75	-	-	75
Consumer and other	13	-	-	13
Total	$3,888	$1,213	$2,563	$7,664

At June 30, 2013

Real Estate:
Residential	$447	$195	$1,844	$2,486
Commercial	-	-	2,876	2,876
Commercial	9	-	-	9
Consumer and other	4	-	-	4
Total	$460	$195	$4,720	$5,375

The following is a summary of information pertaining to impaired loans at December 31, 2013 and June 30, 2013:

	At December 31, 2013			At June 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$1,670	$1,797		$1,497	$1,630
Commercial	1,623	1,704		3,297	3,800
Consumer and other	-	-		17	17
Total impaired with no valuation allowance	3,293	3,501		4,811	5,447

Impaired loans with a valuation allowance:
Real Estate:
Residential	1,794	1,855	$104	2,515	2,663	$156
Commercial	1,563	1,823	87	180	180	2
Total impaired with a valuation allowance	3,357	3,678	191	2,695	2,843	158

Total Impaired Loans:
Real Estate:
Residential	3,464	3,652	104	4,012	4,293	156
Commercial	3,186	3,527	87	3,477	3,980	2
Consumer and other	-	-	-	17	17	-
Total impaired loans	$6,650	$7,179	$191	$7,506	$8,290	$158

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	December 31, 2013			December 31, 2012
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$3,562	$15	$3	$4,560	$18	$10
Commercial	3,353	36	33	5,185	29	2
Residential Construction	-	-	-	429	-	-
Consumer and other	8	-	-	22	-	-
Total impaired loans	$6,923	$51	$36	$10,196	$47	$12

	Six months ended			Six months ended
	December 31, 2013			December 31, 2012
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$3,716	$34	$10	$4,655	$48	$27
Commercial	3,390	38	33	6,658	91	16
Residential Construction	-	-	-	427	-	-
Consumer and other	11	1	-	24	1	-
Total impaired loans	$7,117	$73	$43	$11,764	$140	$43

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and six months ended December 31, 2013 and 2012 is as follows:

Three months ended
December 31, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,238	$1,164	$15	$19	$29	$108	$2,573
Charge-offs	-	-	-	-	(11)	-	(11)
Recoveries	11	-	3	5	8	-	27
Provision (credit)	(2)	3	(4)	(10)	(1)	34	20
Ending Balance	$1,247	$1,167	$14	$14	$25	$142	$2,609

Three months ended
December 31, 2012	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,536	$1,229	$19	$32	$36	$175	$3,027
Charge-offs	(132)	(293)	-	-	(15)	-	(440)
Recoveries	10	19	-	-	4	-	33
Provision (credit)	(12)	365	(3)	(11)	12	(36)	315
Ending Balance	$1,402	$1,320	$16	$21	$37	$139	$2,935

Six months ended
December 31, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,201	$1,315	$22	$17	$36	$102	$2,693
Charge-offs	(141)	-	-	-	(24)	-	(165)
Recoveries	14	-	6	8	13	-	41
Provision (credit)	173	(148)	(14)	(11)	-	40	40
Ending Balance	$1,247	$1,167	$14	$14	$25	$142	$2,609

Six months ended
December 31, 2012	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,485	$1,347	$20	$17	$37	$7	$2,913
Charge-offs	(174)	(416)	-	-	(32)	-	(622)
Recoveries	50	19	-	1	9	-	79
Provision (credit)	41	370	(4)	3	23	132	565
Ending Balance	$1,402	$1,320	$16	$21	$37	$139	$2,935

Further information pertaining to the allowance for loan losses at December 31, 2013 and June 30, 2013 is as follows:

At December 31, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$104	$87	$-	$-	$-	$-	$191

Ending balance: Amount of allowance for loan
losses for non-impaired loans	$1,143	$1,080	$14	$14	$25	$142	$2,418

Ending balance: Impaired loans	$3,464	$3,186	$-	$-	$-	$-	$6,650

Ending balance: Non-impaired loans	$179,779	$39,328	$1,512	$1,607	$672	$-	$222,898

At June 30, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$156	$2	$-	$-	$-	$-	$158

Ending balance: Amount of allowance for loan
losses for non-impaired loans	$1,045	$1,313	$22	$17	$36	$102	$2,535

Ending balance: Impaired loans	$4,012	$3,477	$-	$-	$17	$-	$7,506

Ending balance: Non-impaired loans	$183,104	$39,270	$1,706	$1,980	$690	$-	$226,750

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

           The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	December 31,	June 30,
	2013	2013
	(in thousands)
Net unrealized loss on securities available-for-sale	$(1,388)	$(795)
Tax effect	474	272
Accumulated other comprehensive loss	$(914)	$(523)

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

           A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s assets carried at fair value for December 31, 2013.

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

           The Company did not have any transfers of assets between Levels 1 and 2 of the fair value hierarchy during the six months ended December 31, 2013.

The following summarizes assets measured at fair value on a recurring basis at December 31, 2013 and June 30, 2013:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At December 31, 2013	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$960	$-	$960	$-
Corporate bonds and other securities	4,810	-	4,810	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	27,352	-	27,352	-
Non-agency mortgage-backed securities	6,884	-	6,884	-
Equity securities	9,646	-	-	9,646
Total	$49,652	$-	$40,006	$9,646

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2013	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$961	$-	$961	$-
Corporate bonds and other securities	4,873	-	4,873	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	15,065	-	15,065	-
Non-agency mortgage-backed securities	7,551	-	7,551	-
Equity securities	10,000	-	-	10,000
Total	$38,450	$-	$28,450	$10,000

The table below represents the changes in level 3 assets measured at fair value for the six months ended December 31, 2013.

(in thousands)
Beginning balance, June 30, 2013	$10,000
Unrealized losses included in other comprehensive income	(354)
Ending balance, December 31, 2013	$9,646

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the six months ended December 31, 2013 and 2012:

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the six
At December 31, 2013	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2013	December 31, 2013
	(in thousands)
Impaired loans	$121	$-	$-	$121	$(31)	$(31)
Other real estate owned	773	-	-	773	(30)	(96)
	$894	$-	$-	$894	$(61)	$(127)

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the six
At December 31, 2012	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2012	December 31, 2012
	(in thousands)

Other real estate owned	$290	$-	$-	$290	$-	$(48)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2013 and 2012 or June 30, 2013.

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

            Loans held-for-sale: Loans held-for-sale are accounted for at the lower of cost or market and the fair value of loans held for sale based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of December 31, 2013 and June 30, 2013:

	December 31, 2013
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$12,039	$12,039	$-	$-	$12,039
Securities available-for-sale	49,652	-	40,006	9,646	49,652
Securities held-to-maturity	130,081	-	129,671	-	129,671
Federal Home Loan Bank stock	6,953	-	-	6,953	6,953
Loans held-for-sale	150	-	-	150	150
Loans, net	227,594	-	-	229,207	229,207
Accrued interest receivable	1,007	-	-	1,007	1,007

Financial liabilities:
Deposits	335,892	-	-	338,028	338,028
Mortgagors’ escrow accounts	2,089	-	-	2,089	2,089
Federal Home Loan Bank advances	53,500	-	55,383	-	55,383
Securities sold under agreements to repurchase	10,134	-	10,134	-	10,134
Accrued interest payable	133	-	-	133	133

	June 30, 2013
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$12,793	$12,793	$-	$-	$12,793
Securities available-for-sale	38,450	-	28,450	10,000	38,450
Securities held-to-maturity	134,989	-	135,418	-	135,418
Federal Home Loan Bank stock	6,953	-	-	6,953	6,953
Loans held-for-sale	1,037	-	-	1,006	1,006
Loans, net	232,171	-	-	234,923	234,923
Accrued interest receivable	1,013	-	-	1,013	1,013

Financial liabilities:
Deposits	341,285	-	-	343,492	343,492
Mortgagors’ escrow accounts	2,120	-	-	2,120	2,120
Federal Home Loan Bank advances	53,500	-	55,260	-	55,260
Securities sold under agreements to repurchase	4,849	-	4,849	-	4,849
Accrued interest payable	143	-	-	143	143

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded in Unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  There were no unvested stock awards/options outstanding at or during the three or six months ended December 31, 2013 and 2012, respectively.

NOTE 13 – Dividends

The Company did not declare a dividend during the six months ended December 31, 2013 and 2012.

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

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2013	2013
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,657	$3,537
Unadvanced construction loans	2,483	1,745
Unadvanced lines of credit	11,902	11,912
Standby letters of credit	614	746
Outstanding commitments	$18,656	$17,940

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at December 31, 2013 and June 30, 2013 and results of operations for the three and six months ended December 31, 2013 and 2012, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2013 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2013.

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

Net income amounted to $240,000 or $0.04 per basic and diluted share for the quarter ended December 31, 2013 compared to net income of $181,000 or $0.03 per basic and diluted share for the quarter ended December 31, 2012.  During the quarters ended December 31, 2013 and 2012, the Company recorded non-cash OTTI charges of $4,000 and $312,000, respectively, on non-agency mortgage-backed securities which resulted in non-interest income increasing $32,000 during the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012.  Offsetting the decline in OTTI charges was a decrease in gains on securities available-for-sale of $206,000.  Net interest income decreased $161,000 during the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012.  The net interest margin decreased from 2.51% for the quarter ended December 31, 2012 to 2.33% for the quarter ended December 31, 2013.  In addition, non-interest expense increased $104,000 during the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012.  The provision for loan losses decreased $295,000 during the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012.

Net income amounted to $483,000 or $0.08 per basic and diluted share for the six months ended December 31, 2013 compared to net income of $684,000 or $0.11 per basic and diluted share for the six months ended December 31, 2012.  During the six months ended December 31, 2013 and 2012, the Company recorded non-cash OTTI charges of $7,000 and $401,000, respectively, on non-agency mortgage-backed securities. Non-interest income decreased $72,000 during the six months ended December 31, 2013 compared to the six months ended December 31, 2012, due primarily to a $176,000 non-taxable death benefit from bank-owned life insurance received in 2012 and a $206,000 decrease in gains on securities available-for-sale offset by the aforementioned decline in OTTI charges.  Net interest income decreased $542,000 during the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  The net interest margin decreased from 2.56% for the six months ended December 31, 2012 to 2.29% for the six months ended December 31, 2013.  In addition, non-interest expense increased $157,000 during the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  The provision for loan losses decreased $525,000 during the six months ended December 31, 2013 as compared to the six months ended December 31, 2012.

Comparison of Financial Condition at December 31, 2013 and June 30, 2013

Assets

Total assets decreased to $454.3 million at December 31, 2013 from $454.4 million at June 30, 2013.  Cash and cash equivalents decreased $754,000 and totaled $12.0 million or 2.7% of total assets at December 31, 2013.  Investments in available-for-sale securities increased $11.2 million and totaled $49.7 million or 10.9% of total assets at December 31, 2013.  Investments in held-to-maturity securities decreased $4.9 million and totaled $130.1 million or 28.6% of total assets at December 31, 2013.  Net loans decreased $4.6 million and totaled $227.6 million or 50.1% of total assets at December 31, 2013.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and non-performing loans at December 31, 2013 and June 30, 2013.  For additional information, see “Comparison of Operating Results for the three and six months ended December 31, 2013 and 2012 – Provision for loan losses.”

	December 31,	June 30,
	2013	2013
	(Dollars in thousands)
Allowance for loan losses	$2,609	$2,693
Gross loans outstanding	230,203	234,864
Non-performing loans	5,459	6,342

Allowance/gross loans outstanding	1.13%	1.15%
Allowance/non-performing loans	47.8%	42.5%

Liabilities

Total liabilities decreased to $404.1 million at December 31, 2013 from $404.3 million at June 30, 2013.  Total deposits decreased to $335.9 million at December 31, 2013 from $341.3 million at June 30, 2013, a decrease of $5.4 million or 1.6%.  Federal Home Loan Bank advances totaled $53.5 million at December 31, 2013 and June 30, 2013.  Securities sold under agreements to repurchase increased to $10.1 million at December 31, 2013 from $4.8 million at June 30, 2013, an increase of $5.3 million or 109.0%.

Stockholders’ Equity

Stockholders’ equity increased to $50.2 million at December 31, 2013 from $50.1 million at June 30, 2013, primarily due to net income of $483,000 for the six months ended December 31, 2013.  This was partially offset by an increase of $391,000 in accumulated other comprehensive loss during the six months ended December 31, 2013.

Comparison of Operating Results for the Three and Six Months ended December 31, 2013 and 2012

Interest and Dividend Income

Interest and dividend income amounted to $3.5 million for the quarter ended December 31, 2013 compared to $3.9 million for the quarter ended December 31, 2012, a decrease of $407,000 or 10.4%.  This was primarily due to a decrease in yield on earning assets of 42 basis points to 3.27% for the quarter ended December 31, 2013 compared to 3.69% for the quarter ended December 31, 2012.  Average investment securities increased $19.6 million to $185.4 million for the quarter ended December 31, 2013 compared to $165.8 million for the quarter ended December 31, 2012.  The yield on investment securities decreased 30 basis points to 1.95% for the quarter ended December 31, 2013 compared to 2.25% for the quarter ended December 31, 2012.  Average loans decreased by $16.2 million to $231.9 million for the quarter ended December 31, 2013 compared to $248.1 million for the quarter ended December 31, 2012.  The yield on loans decreased 32 basis points to 4.40% for the quarter ended December 31, 2013 compared to 4.72% for the quarter ended December 31, 2012.

Interest and dividend income amounted to $7.0 million for the six months ended December 31, 2013 compared to $8.0 million for the six months ended December 31, 2012, a decrease of $1.0 million or 13.0%.  This was primarily due to a decrease in yield on earning assets of 52 basis points to 3.25% for the six months ended December 31, 2013 compared to 3.77% for the six months ended December 31, 2012.  Average investment securities increased $20.2 million to $185.2 million for the six months ended December 31, 2013 compared to $165.0 million for the six months ended December 31, 2012.  The yield on investment securities decreased 50 basis points to 1.87% for the six months ended December 31, 2013 compared to 2.37% for the six months ended December 31, 2012.  Average loans decreased by $16.0 million to $233.7 million for the six months ended December 31, 2013 compared to $249.7 million for the six months ended December 31, 2012.  The yield on loans decreased 36 basis points to 4.41% for the six months ended December 31, 2013 compared to 4.77% for the six months ended December 31, 2012.

Interest Expense

Interest expense amounted to $1.0 million for the quarter ended December 31, 2013 compared to $1.3 million for the quarter ended December 31, 2012, a decrease of $246,000 or 19.6%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 27 basis points to 1.14% for the quarter ended December 31, 2013 from 1.41% for the quarter ended December 31, 2012.  The average rate on interest-bearing deposits decreased by 22 basis points to 0.84% for the quarter ended December 31, 2013 compared to 1.06% for the quarter ended December 31, 2012.  The average rate on borrowed money decreased by 58 basis points to 2.54% for the quarter ended December 31, 2013 compared to 3.12% for the quarter ended December 31, 2012.

Interest expense amounted to $2.1 million for the six months ended December 31, 2013 compared to $2.6 million for the six months ended December 31, 2012, a decrease of $496,000 or 19.4%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 27 basis points to 1.16% for the six months ended December 31, 2013 from 1.43% for the six months ended December 31, 2012.  The average rate on interest-bearing deposits decreased by 22 basis points to 0.87% for the six months ended December 31, 2013 compared to 1.09% for the six months ended December 31, 2012.  The average rate on borrowed money decreased by 58 basis points to 2.53% for the six months ended December 31, 2013 compared to 3.11% for the six months ended December 31, 2012.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.5 million for the quarter ended December 31, 2013 compared to $2.6 million for the quarter ended December 31, 2012, a decrease of $161,000 or 6.1%.  Net interest rate spread decreased by 15 basis points to 2.13% for the quarter ended December 31, 2013 from 2.28% for the quarter ended December 31, 2012.  Net interest margin decreased 18 basis points to 2.33% from 2.51% when comparing the quarters ended December 31, 2013 and 2012, respectively.  Net interest-earning assets increased $5.8 million to $71.6 million for the quarter ended December 31, 2013 compared to $65.8 million for the quarter ended December 31, 2012.

Net interest and dividend income amounted to $4.9 million for the six months ended December 31, 2013 compared to $5.4 million for the six months ended December 31, 2012, a decrease of $542,000 or 10.0%.  Net interest rate spread decreased by 25 basis points to 2.09% for the six months ended December 31, 2013 from 2.34% for the six months ended December 31, 2012.  Net interest margin decreased 27 basis points to 2.29% from 2.56% when comparing the six months ended December 31, 2013 and 2012, respectively.  Net interest-earning assets increased $5.5 million to $70.5 million for the six months ended December 31, 2013 compared to $65.0 million for the six months ended December 31, 2012.

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

Provision for Loan Losses

The provision for loan losses amounted to $20,000 for the quarter ended December 31, 2013 compared to $315,000 for the quarter ended December 31, 2012, a decrease of $295,000 or 93.7%.  This was primarily due to a reduction in non-performing loans and an improvement in delinquencies and charge-offs.  The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain internal and external factors.  Among the factors management considers are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in non-performing loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of these factors.  The ratio of the allowance to gross loans outstanding was 1.13% as of December 31, 2013 and 1.15% as of June 30, 2013.  Net recoveries were $16,000 for the quarter ended December 31, 2013 compared to net charge-offs of $407,000 for the quarter ended December 31, 2012.

The provision for loan losses amounted to $40,000 for the six months ended December 31, 2013 compared to $565,000 for the six months ended December 31, 2012, a decrease of $525,000 or 92.9%.  This was primarily due to a reduction in non-performing loans and an improvement in delinquencies and charge-offs.  The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain internal and external factors.  Among the factors management considers are prior loss experience, current economic conditions and their effects on borrowers, the character and size of the portfolio, trends in non-performing loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the portfolio in light of these factors.  Net charge-offs were $124,000 for the six months ended December 31, 2013 compared to net charge-offs of $543,000 for the six months ended December 31, 2012.

For more information, see “Note 7 – Loans” of the Notes to the Consolidated Financial Statements.

Non-interest Income

Non-interest income totaled $629,000 for the quarter ended December 31, 2013 compared to $597,000 for the quarter ended December 31, 2012, an increase of $32,000 or 5.4%.  This was primarily due to a decrease in other-than-temporary impairment charges on available-for-sale securities of $308,000 to $4,000 for the quarter ended December 31, 2013 compared to $312,000 for the quarter ended December 31, 2012.  The impairment charges for the three months ended December 31, 2013 and December 31, 2012 were the result of credit losses on non-agency mortgage-backed securities. There were no gains or losses on sales of available-for-sale securities for the quarter ended December 31, 2013 compared to a net gain of $206,000 for the quarter ended December 31, 2012.  Mortgage banking activities decreased by $83,000 to $12,000 for the quarter ended December 31, 2013 compared to $95,000 for the quarter ended December 31, 2012.

Non-interest income totaled $1.2 million for the six months ended December 31, 2013 compared to $1.3 million for the six months ended December 31, 2012, a decrease of $72,000 or 5.5%.  This was primarily due to a decrease in income from bank-owned life insurance of $185,000.  This decrease included a $176,000 non-taxable death benefit realized during the six months ended December 31, 2012.  There were no gains or losses on sales of available-for-sale securities for the six months ended December 31, 2013 compared to a net gain of $206,000 for the six months ended December 31, 2012.  This was partially offset by a decrease in other-than-temporary impairment charges on available-for-sale securities of $394,000 to $7,000 for the six months ended December 31, 2013 compared to $401,000 for the six months ended December 31, 2012.  The impairment charges for the six months ended December 31, 2013 and December 31, 2012 were the result of credit losses on non-agency mortgage-backed securities.  Mortgage banking activities income decreased $95,000 to $39,000 for the six months ended December 31, 2013 compared to $134,000 for the six months ended December 31, 2012.

Non-interest Expense

Non-interest expense increased $104,000 to $2.8 million for the quarter ended December 31, 2013 compared to $2.7 million for the quarter ended December 31, 2012. Compensation and benefits expense increased $32,000 or 2.2%. Occupancy and equipment expense decreased $41,000 or 12.5%. All other non-interest expenses increased $113,000 or 12.4% to $1.0 million for the quarter ended December 31, 2013 compared to $910,000 for the quarter ended December 31, 2012.

Non-interest expense increased $157,000 to $5.5 million for the six months ended December 31, 2013 compared to $5.4 million for the six months ended December 31, 2012. Compensation and benefits expense increased $42,000 or 1.4%.  Occupancy and equipment expense decreased $53,000 or 8.2%.  All other non-interest expenses increased $168,000 or 9.2% to $2.0 million for the six months ended December 31, 2013 compared to $1.8 million for the six months ended December 31, 2012

Provision for Income Taxes

Income tax expense amounted to $32,000 for the quarter ended December 31, 2013 compared to $29,000 for the quarter ended December 31, 2012. The effective tax rate was 11.8% for the quarter ended December 31, 2013 and 13.8% for the quarter ended December 31, 2012. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Income tax expense amounted to $62,000 for the six months ended December 31, 2013 compared to $107,000 for the six months ended December 31, 2012. The effective tax rate was 11.4% for the six months ended December 31, 2013 and 13.5% for the six months ended December 31, 2012. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended December 31 ,
		2013			2012
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$185,425	$911	1.95%	$165,814	$939	2.25%
Loans	231,945	2,575	4.40%	248,125	2,955	4.72%
Other earning assets	5,306	3	0.22%	4,519	2	0.18%
Total interest-earning assets	422,676	3,489	3.27%	418,458	3,896	3.69%
Non-interest-earning assets	30,689			31,643
Total assets	$453,365			$450,101

Interest-bearing liabilities:
NOW accounts	$88,585	111	0.50%	$91,588	127	0.55%
Savings accounts	59,956	22	0.15%	55,658	27	0.19%
Money market accounts	15,652	15	0.38%	13,824	13	0.37%
Time deposits	125,548	465	1.47%	132,112	617	1.85%
Borrowed money	61,353	393	2.54%	59,465	468	3.12%
Total interest-bearing liabilities	351,094	1,006	1.14%	352,647	1,252	1.41%
Non-interest-bearing demand deposits	47,805			42,982
Other non-interest-bearing liabilities	4,001			4,433
Capital accounts	50,465			50,039
Total liabilities and capital accounts	$453,365			$450,101

Net interest income		$2,483			$2,644
Interest rate spread			2.13%			2.28%
Net interest-earning assets	$71,582			$65,811
Net interest margin			2.33%			2.51%
Average earning assets to
average interest-bearing liabilities			120.39%			118.66%

	For the Six Months Ended December 31,
	2013			2012
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$185,266	$1,748	1.87%	$165,019	$1,971	2.37%
Loans	233,650	5,194	4.41%	249,661	6,009	4.77%
Other earning assets	4,631	5	0.21%	5,366	5	0.18%
Total interest-earning assets	423,547	6,947	3.25%	420,046	7,985	3.77%
Non-interest-earning assets	28,929			29,932
Total assets	$452,476			$449,978

Interest-bearing liabilities:
NOW accounts	$90,261	224	0.49%	$92,946	277	0.59%
Savings accounts	59,319	44	0.15%	54,609	53	0.19%
Money market accounts	15,294	29	0.38%	14,566	30	0.41%
Time deposits	126,566	981	1.54%	132,969	1,262	1.88%
Borrowed money	61,594	786	2.53%	59,908	938	3.11%
Total interest-bearing liabilities	353,034	2,064	1.16%	354,998	2,560	1.43%
Non-interest-bearing demand deposits	46,643			43,041
Other non-interest-bearing liabilities	2,450			2,535
Capital accounts	50,349			49,404
Total liabilities and capital accounts	$452,476			$449,978

Net interest income		$4,883			$5,425
Interest rate spread			2.09%			2.34%
Net interest-earning assets	$70,513			$65,048
Net interest margin			2.29%			2.56%
Average earning assets to
average interest-bearing liabilities			119.97%			118.32%

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

	For the Three Months Ended December 31, 2013
	Compared to the Three Months Ended December 31, 2012
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(480)	$452	$(28)
Loans	(194)	(186)	(380)
Other interest-earning assets	1	-	1
TOTAL INTEREST INCOME	(673)	266	(407)

INTEREST EXPENSE

NOW accounts	(12)	(4)	(16)
Savings accounts	(16)	11	(5)
Money Market accounts	-	2	2
Time deposits	(123)	(29)	(152)
Borrowed money	(165)	90	(75)
TOTAL INTEREST EXPENSE	(316)	70	(246)
CHANGE IN NET INTEREST INCOME	$(357)	$196	$(161)

	For the Six Months Ended December 31, 2013
	Compared to the Six Months Ended December 31, 2012
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(746)	$523	$(223)
Loans	(443)	(372)	(815)
Other interest-earning assets	1	(1)	-
TOTAL INTEREST INCOME	(1,188)	150	(1,038)

INTEREST EXPENSE

NOW accounts	(45)	(8)	(53)
Savings accounts	(20)	11	(9)
Money Market accounts	(4)	3	(1)
Time deposits	(223)	(58)	(281)
Borrowed money	(223)	71	(152)
TOTAL INTEREST EXPENSE	(515)	19	(496)
CHANGE IN NET INTEREST INCOME	$(673)	$131	$(542)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at December 31, 2013 and June 30, 2013.

	Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	December 31, 2013	June 30, 2013

Stable
+ 100	-0.13%	0.29%
+ 200	-3.57%	-2.99%

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

The tables below set forth, at December 31, 2013, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
		(Dollars in thousands)

+300	$22,966	$(22,213)	-49.17%	5.69%	-441
+200	$33,578	$(11,601)	-25.68%	8.00%	-209
+100	$40,945	$(4,234)	-9.37%	9.43%	-66
0	$45,179	$-	0.00%	10.09%	0
-100	$48,679	$3,500	7.75%	10.63%	54

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2013 of $53.5 million, with unused borrowing capacity of $42.2 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of December 31, 2013, the ratio of wholesale borrowings to total assets was 11.8%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended December 31, 2013 and 2012, the Bank’s principal collections net of loan originations were $3.6 million and $6.2 million, respectively. Purchases of securities totaled $27.3 million and $35.4 million, for the six months ended December 31, 2013 and 2012, respectively.

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

Certificates of deposits totaled $125.4 million at December 31, 2013. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at December 31, 2013 and exceeded each of the applicable regulatory capital requirements at such date.  The following table show’s the Bank’s required minimum and actual capital ratios at December 31, 2013.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.75%
Ratio of Total Risk Based Capital to risk-w eighted assets	8%	18.56%
Ratio of Tier 1 Risk Based Capital to risk-w eighted assets	4%	17.38%

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

For the six months ended December 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the  Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date	February 13, 2014	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date	February 13, 2014	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice-President, Chief Financial Officer
and Treasurer

