Form 10-Q
period 2014-03-31
PSB Holdings, Inc.
filed 2014-05-14
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 6,541,561 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

PSB Holdings, Inc.
 Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2014	2013
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$5,766	$5,306
Interest-bearing demand deposits with other banks	2,588	7,487
Total cash and cash equivalents	8,354	12,793
Securities available-for-sale, at fair value	48,837	38,450
Securities held-to-maturity (fair value of $137,094 as of
March 31, 2014 and $135,418 as of June 30, 2013)	136,742	134,989
Federal Home Loan Bank stock, at cost	6,953	6,953
Loans held-for-sale	144	1,037
Loans	231,121	234,864
Less: Allowance for loan losses	(2,613)	(2,693)
Net loans	228,508	232,171
Premises and equipment	4,084	4,237
Accrued interest receivable	1,079	1,013
Other real estate owned	1,677	1,665
Goodwill	6,912	6,912
Bank-owned life insurance	9,080	8,859
Deferred tax asset	2,799	2,903
Other assets	2,563	2,396

Total assets	$457,732	$454,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$48,485	$44,231
Interest-bearing	293,196	297,054
Total deposits	341,681	341,285
Mortgagors’ escrow accounts	1,229	2,120
Federal Home Loan Bank advances	53,515	53,500
Securities sold under agreements to repurchase	7,942	4,849
Other liabilities	2,533	2,543
Total liabilities	406,900	404,297

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized,
6,943,125 shares issued, 6,541,561 shares outstanding
at March 31, 2014 and June 30, 2013	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	25,471	24,836
Accumulated other comprehensive loss	(502)	(523)
Unearned ESOP shares	(1,342)	(1,437)
Treasury stock, at cost (401,564 shares at
March 31, 2014 and June 30, 2013)	(4,091)	(4,091)
Total stockholders’ equity	50,832	50,081

Total liabilities and stockholders’ equity	$457,732	$454,378

See notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Net Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,475	$2,786	$7,670	$8,795
Interest and dividends on investments	999	901	2,752	2,877
Total interest and dividend income	3,474	3,687	10,422	11,672

Interest expense:
Deposits and escrow	581	741	1,859	2,364
Borrowed funds	386	389	1,172	1,327
Total interest expense	967	1,130	3,031	3,691
Net interest and dividend income	2,507	2,557	7,391	7,981

Provision for loan losses	15	135	55	700
Net interest and dividend income after provision
for loan losses	2,492	2,422	7,336	7,281

Non-interest income:
Total other-than-temporary impairment losses on debt securities	-	(238)	(46)	(767)
Portion of losses recognized in other comprehensive income	-	201	39	329
Net impairment losses recognized in earnings	-	(37)	(7)	(438)
Fees for services	430	416	1,321	1,322
Mortgage banking activities	18	59	57	193
Net commissions from brokerage service	12	26	93	89
Income from bank-owned life insurance	69	74	221	412
Gain on sales and calls of available-for-sale securities, net	-	-	-	206
Other income	42	45	122	108
Total non-interest income	571	583	1,807	1,892

Non-interest expense:
Compensation and benefits	1,463	1,433	4,420	4,347
Occupancy and equipment	310	335	900	978
Data processing	207	142	610	422
LAN/WAN network expense	36	37	110	110
Advertising and marketing	40	41	121	126
OCC assessment	48	47	143	140
FDIC deposit insurance	151	150	455	447
Other real estate owned	71	35	134	99
Write-down of other real estate owned	132	-	228	48
Other non-interest expense	411	457	1,283	1,337
Total non-interest expense	2,869	2,677	8,404	8,054
Income before income tax expense	194	328	739	1,119

Income tax expense	7	68	69	175
NET INCOME	$187	$260	$670	$944

Earnings per common share:
Basic	$0.03	$0.04	$0.10	$0.15
Diluted	$0.03	$0.04	$0.10	$0.15

See notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands)
Net Income	$187	$260	$670	$944

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	626	1,648	64	3,185
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	-	37	7	232
Non-credit portion of other-than-temporary losses on available-for-sale securities	-	(201)	(39)	(329)

Other comprehensive income before tax	626	1,484	32	3,088
Income tax expense related to other comprehensive income	(214)	(504)	(11)	(1,049)
Other comprehensive income net of tax	412	980	21	2,039
Total comprehensive income	$599	$1,240	$691	$2,983

(1)
Amounts are reported in net impairment losses recognized in earnings and gain on sales of available-for-sale securities, net, included in non-interest income on the consolidated statements of net income.  Income tax benefit associated with the reclassification adjustment was $13,000 for the three months ended March 31, 2013.  Income tax benefit associated with the reclassification adjustments was $2,000 and $79,000 for the nine months ended March 31, 2014 and 2013, respectively.

See notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended March 31, 2014 and 2013
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
	(dollars in thousands)

Balances at June 30, 2012	$694	$30,602	$23,630	$(1,013)	$(1,565)	$(4,213)	$48,135

Comprehensive income	-	-	944	2,039	-	-	2,983
ESOP shares committed to be released
(9,585 shares)	-	-	(49)	-	96	-	47
Shares issued	-	-	(69)	-	-	122	53

Balances at March 31, 2013	$694	$30,602	$24,456	$1,026	$(1,469)	$(4,091)	$51,218

Balances at June 30, 2013	$694	$30,602	$24,836	$(523)	$(1,437)	$(4,091)	$50,081

Comprehensive income	-	-	670	21	-	-	691
ESOP shares committed to be released
(3,195 shares)	-	-	(35)	-	95	-	60

Balances at March 31, 2014	$694	$30,602	$25,471	$(502)	$(1,342)	$(4,091)	$50,832

See notes to consolidated financial statements.

PSB Holdings, Inc.
 Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$670	$944
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of securities, net	969	987
Gain on sales and calls of securities, net	-	(206)
Impairment losses on securities	7	438
Net decrease (increase) in loans held-for-sale	893	(671)
Amortization of deferred loan costs, net	54	48
Provision for loan losses	55	700
Gain on sale of other real estate owned, net	(50)	(10)
Write-down of other real estate owned	228	48
Loss on sale of premises and equipment	1	1
Depreciation and amortization	326	343
(Increase) decrease in accrued interest receivable and other assets	(253)	701
Increase in cash surrender value of bank-owned life insurance	(221)	(236)
Bank-owned life insurance death benefit income	-	(176)
Decrease in other liabilities	(10)	(68)
Deferred tax expense	92	-
Amortization of ESOP expense	60	47
Net cash provided by operating activities	2,821	2,890
Cash flows from investing activities
Purchase of available-for-sale securities	(15,986)	(1,000)
Proceeds from sales, calls, pay downs and maturities of available-for-sale securities	5,513	11,539
Purchase of held-to-maturity securities	(23,410)	(51,247)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	20,800	29,229
Redemption of Federal Home Loan Stock	-	583
Loan repayments net of originations	2,304	9,579
Recoveries of loans previously charged off	66	173
Proceeds from the surrender of bank-owned life insurance policy	-	386
Proceeds from sale of other real estate owned	1,023	477
Capital expenditures - premises and equipment	(154)	(67)
Capital expenditures - other real estate owned	(29)	-
Net cash used in investing activities	(9,873)	(348)
Cash flows from financing activities
Net increase (decrease) in deposit accounts	396	(1,398)
Net decrease in mortgagors’ escrow accounts	(891)	(884)
Proceeds from Federal Home Loan Bank advances	15	-
Net increase in securities sold under agreements to repurchase	3,093	2,799
Shares issued	-	53
Net cash provided by financing activities	2,613	570
Net (decrease) Increase in cash and cash equivalents	(4,439)	3,112
Cash and cash equivalents at beginning of year	12,793	11,413
Cash and cash equivalents at end of period	$8,354	$14,525
Supplemental disclosures
Cash paid during the period for:
Interest	$3,042	$3,712
Income taxes paid (refunded), net	1	(146)
Loans transferred to other real estate owned	1,057	283
Decrease in due from broker	-	2,000

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

Loans.  The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer/other segments. Residential real estate loans include one-to four-family owner occupied loans, second mortgage loans and equity lines of credit.  Consumer/other loans include personal loans.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net income	$187,000	$260,000	$670,000	$944,000

Weighted average common shares applicable to EPS	6,404,217	6,391,438	6,400,998	6,381,417
Effect of dilutive potential common shares (1)	-	-	-	-
Weighted average common shares applicable to diluted EPS	6,404,217	6,391,438	6,400,998	6,381,417
Earnings per share:
Basic	$0.03	$0.04	$0.10	$0.15
Diluted	$0.03	$0.04	$0.10	$0.15

(1) For the three and nine months ended March 31, 2014 and 2013, options to purchase 199,106 and 222,921 shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value and estimated fair values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
March 31, 2014
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(32)	$968

Corporate bonds and other securities:
Due after ten years	5,999	-	(1,086)	4,913

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
Due in one year or less	10	1	-	11
From one through five years	791	43	-	834
From five through ten years	12,107	99	-	12,206
After ten years	12,822	379	(103)	13,098
	25,730	522	(103)	26,149

Non-agency mortgage-backed securities:
Due after ten years	6,871	310	(324)	6,857
Total debt securities	39,600	832	(1,545)	38,887

Equity securities:
Auction rate preferred	10,000	-	(50)	9,950

Total available-for-sale securities	$49,600	$832	$(1,595)	$48,837

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$6,258	$1	$(57)	$6,202
From five through ten years	5,931	87	(57)	5,961
	12,189	88	(114)	12,163

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
Due in five through ten years	4,744	156	-	4,900
After ten years	119,809	1,779	(1,557)	120,031
	124,553	1,935	(1,557)	124,931
Total held-to-maturity securities	$136,742	$2,023	$(1,671)	$137,094

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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

There were no realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2014 and March 31, 2013.  Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.  There were no other-than-temporary impairment charges on available-for-sale securities realized in income during the three months ended March 31, 2014.  There were other-than-temporary impairment charges on available-for-sale securities of $37,000 realized in income during the three months ended March 31, 2013.  The write-down included total other-than-temporary impairment losses of $238,000, net of $201,000 recognized in other comprehensive income before taxes.

There were no realized gains or realized losses on sales of available-for-sale securities for the nine months ended March 31, 2014.  There were $206,000 in realized gains and no realized losses on sales of available-for-sale securities for the nine months ended March 31, 2013. There were other-than-temporary impairment charges on available-for-sale securities of $7,000 and $438,000 realized in income during the nine months ended March 31, 2014 and 2013, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $46,000 and $767,000, net of $39,000 and $329,000 recognized in other comprehensive income for the nine months ended March 31, 2014 and 2013, respectively, before taxes.   See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

March 31, 2014:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
Corporate bonds and other securities	$-	$-	$4,913	$1,086	$4,913	$1,086
U.S. Government and government-sponsored
securities	968	32	-	-	968	32
U.S. Government-sponsored and guaranteed
mortgage-backed securities	5,671	87	1,229	16	6,900	103
Equity securities	2,950	50	-	-	2,950	50
Total temporarily impaired available-for-sale	9,589	169	6,142	1,102	15,731	1,271

Held-to-maturity:
U.S. Government and government-sponsored
securities	9,130	114	-	-	9,130	114
U.S. Government-sponsored and guaranteed
mortgage-backed securities	56,463	1,303	9,633	254	66,096	1,557
Total temporarily impaired held-to-maturity	65,593	1,417	9,633	254	75,226	1,671

Other-than-temporarily impaired debt
securities (1):
Non-agency mortgage-backed securities	16	-	3,416	324	3,432	324

Total temporarily-impaired and other-
than-temporarily impaired securities	$75,198	$1,586	$19,191	$1,680	$94,389	$3,266

June 30, 2013:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
Corporate bonds and other obligations	$-	$-	$4,873	$1,126	$4,873	$1,126
U.S. Government and government-sponsored
securities	961	39	-	-	961	39
U.S. Government-sponsored and guaranteed
mortgage-backed securities	3,004	77	1,449	12	4,453	89
Total temporarily impaired available-for-sale	3,965	116	6,322	1,138	10,287	1,254

Held-to-maturity:
U.S. Government and government-sponsored
securities	3,183	76	-	-	3,183	76
U.S. Government-sponsored and guaranteed
mortgage-backed securities	68,663	1,731	-	-	68,663	1,731
Total temporarily impaired held-to-maturity	71,846	1,807	-	-	71,846	1,807

Other-than-temporarily impaired debt
securities (1):
Non-agency mortgage-backed securities	2,525	190	1,958	285	4,483	475

Total temporarily-impaired and other-
than-temporarily impaired securities	$78,336	$2,113	$8,280	$1,423	$86,616	$3,536

(1) Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2014 and June 30, 2013, there were 57 and 36 individual investment securities, respectively, with aggregate depreciation of 3.3% and 3.9%, respectively, from the Company’s amortized cost basis.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  As of March 31, 2014, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $4.9 million, all of which were classified as available-for-sale.  Single issuer TRUPs are not considered covered funds under the Volker rule.  The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At March 31, 2014, our auction-rate trust preferred securities (ARP) portfolio had a total book value of $10.0 million and total fair value of $9.9 million, all of which were classified as available-for-sale.   Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At March 31, 2014, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

For the nine months ended March 31, 2014, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (in thousands):

Balance as of June 30, 2012	$15,271
Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	462
Reductions for securities sold during the period	-

Balance as of June 30, 2013	15,733

Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	7
Reductions for securities sold during the period	-

Balance as of March 31, 2014	$15,740

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at March 31, 2014 and June 30, 2013:

	March 31,	June 30,
	2014	2013
	(in thousands)

Real Estate:
Residential (1)	$182,954	$187,116
Commercial	43,551	43,423
Residential construction	2,989	2,775
Commercial	1,811	1,980
Consumer and other	624	707

Total loans	231,929	236,001

Unadvanced construction loans	(1,492)	(1,745)
	230,437	234,256
Net deferred loan costs	684	608
Allowance for loan losses	(2,613)	(2,693)

Loans, net	$228,508	$232,171

(1) Residential real estate loans include one-to four-family mortgage loans, second mortgage loans, and home equity lines of credit.

Credit Quality Information

The Company utilizes a nine grade internal loan rating system as follows:

Loans rated 1 - 5 are considered “pass” rated loans with low to average risk.

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

The following table presents the Company’s loan classes by internally assigned grades at March 31, 2014 and June 30, 2013:

	Residential	Commercial	Residential		Consumer
March 31, 2014	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$179,654	$32,318	$2,092	$1,388	$624	$216,076
Special Mention	320	3,401	-	370	-	4,091
Substandard	2,980	5,274	-	53	-	8,307
Doubtful	-	1,963	-	-	-	1,963
Loss	-	-	-	-	-	-
Total	$182,954	$42,956	$2,092	$1,811	$624	$230,437

	Residential	Commercial	Residential		Consumer
June 30, 2013	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$183,403	$30,477	$1,706	$1,667	$707	$217,960
Special Mention	329	4,784	-	233	-	5,346
Substandard	2,968	5,598	-	80	-	8,646
Doubtful	416	1,888	-	-	-	2,304
Loss	-	-	-	-	-	-
Total	$187,116	$42,747	$1,706	$1,980	$707	$234,256

The following table represents modifications that were deemed to be troubled debt restructures for the nine months ended March 31, 2014.  There were no modifications deemed to be troubled debt restructures for the nine months ended March 31, 2013.

		Pre-Modifcation	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Real Estate:
Commercial	3	$369	$410

The modifications on the commercial real estate loans provided additional funding to complete the infrastructure on a two-lot subdivision and provided additional funding to a borrower that had a prior modified loan.  Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on troubled debt restructures.  Any reserve required is recorded through the provision for loan losses.

The following is a summary of troubled debt restructurings that have subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the nine months ended March 31, 2014 and March 31, 2013.  No TDRs defaulted within one year of modification during the three months ended March 31, 2014 and 2013, respectively.

	Nine months ended		Nine months ended
	March 31, 2014		March 31, 2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
Real Estate:
Residential	-	$-	1	$30

The default was the result of the borrower’s delinquent loan payments during the period.  The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework.

At March 31, 2014, the Company had $139,000 in additional funds committed to be advanced in connection with TDRs.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At March 31,	At June 30,
	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$2,973	$2,865
Commercial	3,133	3,365
Total non-accrual loans	6,106	6,230

Accruing loans past due 90 days or more:	-	112

Total non-performing loans	6,106	6,342

Other real estate owned	1,677	1,665
Total non-performing assets	$7,783	$8,007

Total non-performing loans to total loans	2.65%	2.71%
Total non-performing assets to total assets	1.70%	1.76%

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

The following table sets forth information regarding past due loans at March 31, 2014 and June 30, 2013:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At March 31, 2014	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$1,794	$1,007	$988	$3,789
Commercial	477	139	2,363	2,979
Total	$2,271	$1,146	$3,351	$6,768

At June 30, 2013

Real Estate:
Residential	$447	$195	$1,844	$2,486
Commercial	-	-	2,876	2,876
Commercial	9	-	-	9
Consumer and other	4	-	-	4
Total	$460	$195	$4,720	$5,375

The following is a summary of information pertaining to impaired loans at March 31, 2014 and June 30, 2013:

	At March 31, 2014			At June 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$1,267	$1,395		$1,497	$1,630
Commercial	1,652	1,733		3,297	3,800
Consumer and other	-	-		17	17
Total impaired with no valuation allowance	2,919	3,128		4,811	5,447

Impaired loans with a valuation allowance:
Real Estate:
Residential	1,818	1,877	$90	2,515	2,663	$156
Commercial	1,718	1,978	111	180	180	2
Total impaired with a valuation allowance	3,536	3,855	201	2,695	2,843	158

Total Impaired Loans:
Real Estate:
Residential	3,085	3,272	90	4,012	4,293	156
Commercial	3,370	3,711	111	3,477	3,980	2
Consumer and other	-	-	-	17	17	-
Total impaired loans	$6,455	$6,983	$201	$7,506	$8,290	$158

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$3,274	$15	$4	$4,576	$29	$16
Commercial	3,278	2	-	4,661	32	5
Residential Construction	-	-	-	214	-	-
Consumer and other	-	-	-	21	-	-
Total impaired loans	$6,552	$17	$4	$9,472	$61	$21

	Nine months ended			Nine months ended
	March 31, 2014			March 31, 2013
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$3,559	$48	$13	$4,701	$77	$36
Commercial	3,385	40	33	5,983	123	22
Residential Construction	-	-	-	320	-	-
Consumer and other	8	-	-	23	1	-
Total impaired loans	$6,952	$88	$46	$11,027	$201	$58

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and nine months ended March 31, 2014 and 2013 is as follows:

Three months ended
March 31, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,247	$1,167	$14	$14	$25	$142	$2,609
Charge-offs	(22)	-	-	-	(14)	-	(36)
Recoveries	10	-	1	3	11	-	25
Provision (credit)	(45)	2	4	(1)	1	54	15
Ending Balance	$1,190	$1,169	$19	$16	$23	$196	$2,613

Three months ended
March 31, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,402	$1,320	$16	$21	$37	$139	$2,935
Charge-offs	(65)	(148)	(9)	-	(12)	-	(234)
Recoveries	21	65	2	2	4	-	94
Provision (credit)	(75)	170	17	-	-	23	135
Ending Balance	$1,283	$1,407	$26	$23	$29	$162	$2,930

Nine months ended
March 31, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,201	$1,315	$22	$17	$36	$102	$2,693
Charge-offs	(163)	-	-	-	(38)	-	(201)
Recoveries	25	-	6	11	24	-	66
Provision (credit)	127	(146)	(9)	(12)	1	94	55
Ending Balance	$1,190	$1,169	$19	$16	$23	$196	$2,613

Nine months ended
March 31, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,485	$1,347	$20	$17	$37	$7	$2,913
Charge-offs	(238)	(564)	(9)	-	(45)	-	(856)
Recoveries	71	84	2	3	13	-	173
Provision (credit)	(35)	540	13	3	24	155	700
Ending Balance	$1,283	$1,407	$26	$23	$29	$162	$2,930

Further information pertaining to the allowance for loan losses at March 31, 2014 and June 30, 2013 is as follows:

At March 31, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$90	$111	$-	$-	$-	$-	$201

Ending balance: Amount of allowance for loan
losses for non-impaired loans	$1,100	$1,058	$19	$16	$23	$196	$2,412

Ending balance: Impaired loans	$3,085	$3,370	$-	$-	$-	$-	$6,455

Ending balance: Non-impaired loans	$179,869	$39,586	$2,092	$1,811	$624	$-	$223,982

At June 30, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$156	$2	$-	$-	$-	$-	$158

Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,045	$1,313	$22	$17	$36	$102	$2,535

Ending balance: Impaired loans	$4,012	$3,477	$-	$-	$17	$-	$7,506

Ending balance: Non-impaired loans	$183,104	$39,270	$1,706	$1,980	$690	$-	$226,750

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

The components of accumulated other comprehensive loss and related tax effects are as follows:

	March 31,	June 30,
	2014	2013
	(in thousands)
Net unrealized loss on securities available-for-sale	$(763)	$(795)
Tax effect	261	272
Accumulated other comprehensive loss	$(502)	$(523)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s assets carried at fair value for March 31, 2014.

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

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based upon appraisals of similar properties obtained from a third party and adjusted by management as needed.

The Company did not have any transfers of assets between Levels 1 and 2 of the fair value hierarchy during the nine months ended March 31, 2014.

The following summarizes assets measured at fair value on a recurring basis at March 31, 2014 and June 30, 2013:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At March 31, 2014	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$968	$-	$968	$-
Corporate bonds and other securities	4,913	-	4,913	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	26,149	-	26,149	-
Non-agency mortgage-backed securities	6,857	-	6,857	-
Equity securities	9,950	-	-	9,950
Total	$48,837	$-	$38,887	$9,950

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2013	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$961	$-	$961	$-
Corporate bonds and other securities	4,873	-	4,873	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	15,065	-	15,065	-
Non-agency mortgage-backed securities	7,551	-	7,551	-
Equity securities	10,000	-	-	10,000
Total	$38,450	$-	$28,450	$10,000

The table below represents the changes in level 3 assets measured at fair value for the nine months ended March 31, 2014.

(in thousands)
Beginning balance, June 30, 2013		$10,000
Unrealized losses included in other comprehensive income		(50)
Ending balance, March 31, 2014		$9,950

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and nine months ended March 31, 2014 and 2013:

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the nine
At March 31, 2014	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2014	March 31, 2014
	(in thousands)
Impaired loans	$121	$-	$-	$121	$(31)	$(31)
Other real estate owned	869	-	-	869	(132)	(228)
	$990	$-	$-	$990	$(163)	$(259)

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the nine
At March 31, 2013	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2013	March 31, 2013
	(in thousands)

Other real estate owned	$290	$-	$-	$290	$-	$(48)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2014 and 2013 or June 30, 2013.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of March 31, 2014 and June 30, 2013:

	March 31, 2014
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$8,354	$8,354	$-	$-	$8,354
Securities available-for-sale	48,837	-	38,887	9,950	48,837
Securities held-to-maturity	136,742	-	-	137,094	137,094
Federal Home Loan Bank stock	6,953	-	-	6,953	6,953
Loans held-for-sale	144	-	-	144	144
Loans, net	228,508	-	-	230,139	230,139
Accrued interest receivable	1,079	-	-	1,079	1,079

Financial liabilities:
Deposits	341,681	-	-	343,700	343,700
Mortgagors’ escrow accounts	1,229	-	-	1,229	1,229
Federal Home Loan Bank advances	53,515	-	55,249	-	55,249
Securities sold under agreements to repurchase	7,942	-	7,942	-	7,942
Accrued interest payable	132	-	-	132	132

	June 30, 2013
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$12,793	$12,793	$-	$-	$12,793
Securities available-for-sale	38,450	-	28,450	10,000	38,450
Securities held-to-maturity	134,989	-	135,418	-	135,418
Federal Home Loan Bank stock	6,953	-	-	6,953	6,953
Loans held-for-sale	1,037	-	-	1,006	1,006
Loans, net	232,171	-	-	234,923	234,923
Accrued interest receivable	1,013	-	-	1,013	1,013

Financial liabilities:
Deposits	341,285	-	-	343,492	343,492
Mortgagors’ escrow accounts	2,120	-	-	2,120	2,120
Federal Home Loan Bank advances	53,500	-	55,260	-	55,260
Securities sold under agreements to repurchase	4,849	-	4,849	-	4,849
Accrued interest payable	143	-	-	143	143

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

At March 31, 2014 and June 30, 2013, 117,292 options and 15,717 restricted shares were available to be issued under the Incentive Plan.

Both stock option and restricted stock awards granted to date vest at 20% per year beginning on the first anniversary of the date of the grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded in Unearned stock awards.  Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards.   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  There were no unvested stock awards/options outstanding at or during the three or nine months ended March 31, 2014 and 2013, respectively.

NOTE 13 – Dividends

The Company did not declare a dividend during the nine months ended March 31, 2014 and 2013.

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

The contractual amounts of outstanding commitments were as follows:

	March 31,	June 30,
	2014	2013
	(in thousands)
Commitments to extend credit:
Loan commitments	$2,339	$3,537
Unadvanced construction loans	1,492	1,745
Unadvanced lines of credit	11,681	11,912
Standby letters of credit	488	746
Outstanding commitments	$16,000	$17,940

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at March 31, 2014 and June 30, 2013 and results of operations for the three and nine months ended March 31, 2014 and 2013, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2013 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2013.

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

Net income amounted to $187,000 or $0.03 per basic and diluted share for the quarter ended March 31, 2014 compared to net income of $260,000 or $0.04 per basic and diluted share for the quarter ended March 31, 2013.  During the quarter ended March 31, 2014, the Company did not record any non-cash OTTI charges.  During the quarter ended March 31, 2013, the Company recorded non-cash OTTI charges of $37,000 on non-agency mortgage-backed securities. Non-interest income decreased $12,000 during the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.  Net interest income decreased $50,000 during the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.  The net interest margin decreased from 2.45% for the quarter ended March 31, 2013 to 2.38% for the quarter ended March 31, 2014.  In addition, non-interest expense increased $192,000 during the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.  The provision for loan losses decreased $120,000 during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013.

Net income amounted to $670,000 or $0.10 per basic and diluted share for the nine months ended March 31, 2014 compared to net income of $944,000 or $0.15 per basic and diluted share for the nine months ended March 31, 2013.  During the nine months ended March 31, 2014 and 2013, the Company recorded non-cash OTTI charges of $7,000 and $438,000, respectively, on non-agency mortgage-backed securities. Non-interest income decreased $85,000 during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, due primarily to a $176,000 non-taxable death benefit from bank-owned life insurance received during the period and a $206,000 decrease in gains on securities available-for-sale offset by the aforementioned decline in OTTI charges.  Net interest income decreased $590,000 during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.  The net interest margin decreased from 2.53% for the nine months ended March 31, 2013 to 2.32% for the nine months ended March 31, 2014.  In addition, non-interest expense increased $350,000 during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.  The provision for loan losses decreased $645,000 during the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013.

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

Assets

Total assets increased to $457.7 million at March 31, 2014 from $454.4 million at June 30, 2013.  Cash and cash equivalents decreased $4.4 million and totaled $8.4 million or 1.8% of total assets at March 31, 2014. Investments in available-for-sale securities increased $10.4 million and totaled $48.8 million or 10.7% of total assets at March 31, 2014.  Investments in held-to-maturity securities increased $1.8 million and totaled $136.7 million or 29.9% of total assets at March 31, 2014.  Net loans decreased $3.7 million and totaled $228.5 million or 49.9% of total assets at March 31, 2014.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and non-performing loans at March 31, 2014 and June 30, 2013.  For additional information, see “Comparison of Operating Results for the three and nine months ended March 31, 2014 and 2013 – Provision for loan losses.”

	March 31,	June 30,
	2014	2013
	(Dollars in thousands)

Allowance for loan losses	$2,613	$2,693
Gross loans outstanding	231,121	234,864
Non-performing loans	6,106	6,342
Allowance/gross loans outstanding	1.13%	1.15%
Allowance/non-performing loans	42.8%	42.5%

Liabilities

Total liabilities increased to $406.9 million at March 31, 2014 from $404.3 million at June 30, 2013.  Total deposits increased to $341.7 million at March 31, 2014 from $341.3 million at June 30, 2013, an increase of $396,000 or 0.12%.  Federal Home Loan Bank advances totaled $53.5 million at March 31, 2014 and June 30, 2013.  Securities sold under agreements to repurchase increased to $7.9 million at March 31, 2014 from $4.8 million at June 30, 2013, an increase of $3.1 million or 63.8%.

Stockholders’ Equity

Stockholders’ equity increased to $50.8 million at March 31, 2014 from $50.1 million at June 30, 2013, primarily due to net income of $670,000 for the nine months ended March 31, 2014.

Comparison of Operating Results for the Three and Nine months ended March 31, 2014 and 2013

Interest and Dividend Income

Interest and dividend income amounted to $3.5 million for the quarter ended March 31, 2014 compared to $3.7 million for the quarter ended March 31, 2013, a decrease of $213,000 or 5.8%.  This was primarily due to a decrease in yield on earning assets of 25 basis points to 3.29% for the quarter ended March 31, 2014 compared to 3.54% for the quarter ended March 31, 2013.  Average investment securities increased $21.0 million to $191.1 million for the quarter ended March 31, 2014 compared to $170.1 million for the quarter ended March 31, 2013.  The yield on investment securities decreased two basis points to 2.12% for the quarter ended March 31, 2014 compared to 2.14% for the quarter ended March 31, 2013.  Average loans decreased by $12.1 million to $231.6 million for the quarter ended March 31, 2014 compared to $243.7 million for the quarter ended March 31, 2013.  The yield on loans decreased 31 basis points to 4.33% for the quarter ended March 31, 2014 compared to 4.64% for the quarter ended March 31, 2013.

Interest and dividend income amounted to $10.4 million for the nine months ended March 31, 2014 compared to $11.7 million for the nine months ended March 31, 2013, a decrease of $1.3 million or 10.7%.  This was primarily due to a decrease in yield on earning assets of 42 basis points to 3.27% for the nine months ended March 31, 2014 compared to 3.69% for the nine months ended March 31, 2013.  Average investment securities increased $20.5 million to $187.2 million for the nine months ended March 31, 2014 compared to $166.7 million for the nine months ended March 31, 2013.  The yield on investment securities decreased 34 basis points to 1.95% for the nine months ended March 31, 2014 compared to 2.29% for the nine months ended March 31, 2013.  Average loans decreased by $14.7 million to $233.0 million for the nine months ended March 31, 2014 compared to $247.7 million for the nine months ended March 31, 2013.  The yield on loans decreased 34 basis points to 4.39% for the nine months ended March 31, 2014 compared to 4.73% for the nine months ended March 31, 2013.

Interest Expense

Interest expense amounted to $967,000 for the quarter ended March 31, 2014 compared to $1.1 million for the quarter ended March 31, 2013, a decrease of $163,000 or 14.4%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 18 basis points to 1.10% for the quarter ended March 31, 2014 from 1.28% for the quarter ended March 31, 2013.  The average rate on interest-bearing deposits decreased by 21 basis points to 0.81% for the quarter ended March 31, 2014 compared to 1.02% for the quarter ended March 31, 2013.  The average rate on borrowed money decreased by six basis points to 2.41% for the quarter ended March 31, 2014 compared to 2.47% for the quarter ended March 31, 2013.

Interest expense amounted to $3.0 million for the nine months ended March 31, 2014 compared to $3.7 million for the nine months ended March 31, 2013, a decrease of $660,000 or 17.9%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 24 basis points to 1.14% for the nine months ended March 31, 2014 from 1.38% for the nine months ended March 31, 2013.  The average rate on interest-bearing deposits decreased by 22 basis points to 0.85% for the nine months ended March 31, 2014 compared to 1.07% for the nine months ended March 31, 2013.  The average rate on borrowed money decreased by 40 basis points to 2.49% for the nine months ended March 31, 2014 compared to 2.89% for the nine months ended March 31, 2013.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.5 million for the quarter ended March 31, 2014 compared to $2.6 million for the quarter ended March 31, 2013, a decrease of $50,000 or 2.0%.  Net interest rate spread decreased by 7 basis points to 2.19% for the quarter ended March 31, 2014 from 2.26% for the quarter ended March 31, 2013.  Net interest margin decreased seven basis points to 2.38% from 2.45% when comparing the quarters ended March 31, 2014 and 2013, respectively.  Net interest-earning assets increased $6.9 million to $71.4 million for the quarter ended March 31, 2014 compared to $64.5 million for the quarter ended March 31, 2013.

Net interest and dividend income amounted to $7.4 million for the nine months ended March 31, 2014 compared to $8.0 million for the nine months ended March 31, 2013, a decrease of $590,000 or 7.4%.  Net interest rate spread decreased by 18 basis points to 2.13% for the nine months ended March 31, 2014 from 2.31% for the nine months ended March 31, 2013.  Net interest margin decreased 21 basis points to 2.32% from 2.53% when comparing the nine months ended March 31, 2014 and 2013, respectively.  Net interest-earning assets increased $5.9 million to $70.8 million for the nine months ended March 31, 2014 compared to $64.9 million for the nine months ended March 31, 2013.

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

Provision for Loan Losses

The provision for loan losses amounted to $15,000 for the quarter ended March 31, 2014 compared to $135,000 for the quarter ended March 31, 2013, a decrease of $120,000 or 88.9%.  This was primarily due to a reduction in non-performing loans and an improvement in delinquencies and charge-offs  Past due (thirty or more days) and nonaccrual loans totaled $8.1 million at March 31, 2014 compared to $9.1 million at March 31, 2013.  Net charge-offs were $11,000 for the quarter ended March 31, 2014 compared to net charge-offs of $140,000 for the quarter ended March 31, 2013.  The ratio of the allowance to gross loans outstanding was 1.13% as of March 31, 2014 and 1.15% as of June 30, 2013.

The provision for loan losses amounted to $55,000 for the nine months ended March 31, 2014 compared to $700,000 for the nine months ended March 31, 2013, a decrease of $645,000 or 92.1%.  This was primarily due to a reduction in non-performing loans and an improvement in delinquencies and charge-offs.  Net charge-offs were $135,000 for the nine months ended March 31, 2014 compared to net charge-offs of $683,000 for the nine months ended March 31, 2013.

For more information, see “Note 7 – Loans” of the Notes to the Consolidated Financial Statements.

Non-interest Income

Non-interest income totaled $571,000 for the quarter ended March 31, 2014 compared to $583,000 for the quarter ended March 31, 2013, a decrease of $12,000 or 2.1%.  This was primarily due to a decrease in mortgage banking activities of $41,000 to $18,000 for the quarter ended March 31, 2014 compared to $59,000 for the quarter ended March 31, 2013, partially offset by a decrease in other-than-temporary impairment charges on available-for-sale securities of $37,000.  The impairment charges for the three months ended March 31, 2013 were the result of credit losses on non-agency mortgage-backed securities. There were no gains or losses on sales of available-for-sale securities for the quarter ended March 31, 2014 and March 31, 2013.

Non-interest income totaled $1.8 million for the nine months ended March 31, 2014 compared to $1.9 million for the nine months ended March 31, 2013, a decrease of $85,000 or 4.5%.  This was primarily due to a decrease in income from bank-owned life insurance of $191,000.  This decrease included a $176,000 non-taxable death benefit realized during the nine months ended March 31, 2013.  There were no gains or losses on sales of available-for-sale securities for the nine months ended March 31, 2014 compared to a net gain of $206,000 for the nine months ended March 31, 2013.  This was partially offset by a decrease in other-than-temporary impairment charges on available-for-sale securities of $431,000 to $7,000 for the nine months ended March 31, 2014 compared to $438,000 for the nine months ended March 31, 2013.  The impairment charges for the nine months ended March 31, 2014 and March 31, 2013 were the result of credit losses on non-agency mortgage-backed securities.  Mortgage banking activities income decreased $136,000 to $57,000 for the nine months ended March 31, 2014 compared to $193,000 for the nine months ended March 31, 2013.

Non-interest Expense

Non-interest expense increased $192,000 to $2.9 million for the quarter ended March 31, 2014 compared to $2.7 million for the quarter ended March 31, 2013.  Compensation and benefits expense increased $30,000 or 2.1%.  Occupancy and equipment expense decreased $25,000 or 7.5%. Data processing expense increased by $65,000 or 45.8% and write-down of other real estate owned increased by $132,000.

Non-interest expense increased $350,000 to $8.4 million for the nine months ended March 31, 2014 compared to $8.1 million for the nine months ended March 31, 2013.  Compensation and benefits expense increased $73,000 or 1.7%.  Occupancy and equipment expense decreased $78,000 or 8.0%.  Data processing expense increased by $188,000 or 44.5% and write-down of other real estate owned increased by $180,000.

Provision for Income Taxes

Income tax expense amounted to $7,000 for the quarter ended March 31, 2014 compared to $68,000 for the quarter ended March 31, 2013. The effective tax rate was 3.6% for the quarter ended March 31, 2014 and 20.7% for the quarter ended March 31, 2013. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Income tax expense amounted to $69,000 for the nine months ended March 31, 2014 compared to $175,000 for the nine months ended March 31, 2013. The effective tax rate was 9.3% for the nine months ended March 31, 2014 and 15.6% for the nine months ended March 31, 2013. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended March 31,
	2014			2013
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$191,149	$997	2.12%	$170,094	$896	2.14%
Loans	231,631	2,475	4.33%	243,705	2,786	4.64%
Other earning assets	4,894	2	0.17%	9,184	5	0.22%
Total interest-earning assets	427,674	3,474	3.29%	422,983	3,687	3.54%
Non-interest-earning assets	30,691			30,126
Total assets	$458,365			$453,109

Interest-bearing liabilities:
NOW accounts	$88,283	108	0.50%	$92,709	118	0.52%
Savings accounts	61,287	22	0.15%	56,950	27	0.19%
Money market accounts	16,317	15	0.37%	13,713	13	0.38%
Time deposits	125,325	436	1.41%	131,321	583	1.80%
Borrowed money	65,084	386	2.41%	63,767	389	2.47%
Total interest-bearing liabilities	356,296	967	1.10%	358,460	1,130	1.28%
Non-interest-bearing demand deposits	47,802			40,035
Other non-interest-bearing liabilities	3,620			4,093
Capital accounts	50,647			50,521
Total liabilities and capital accounts	$458,365			$453,109

Net interest income		$2,507			$2,557
Interest rate spread			2.19%			2.26%
Net interest-earning assets	$71,378			$64,523
Net interest margin			2.38%			2.45%
Average earning assets to average interest-bearing liabilities			120.03%			118.00%

	For the Nine Months Ended March 31,
	2014			2013
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$187,198	$2,745	1.95%	$166,686	$2,867	2.29%
Loans	232,987	7,670	4.39%	247,705	8,795	4.73%
Other earning assets	4,718	7	0.20%	6,620	10	0.20%
Total interest-earning assets	424,903	10,422	3.27%	421,011	11,672	3.69%
Non-interest-earning assets	29,132			29,454
Total assets	$454,035			$450,465

Interest-bearing liabilities:
NOW accounts	$89,611	332	0.49%	$92,868	396	0.57%
Savings accounts	59,965	66	0.15%	55,378	80	0.19%
Money market accounts	15,631	44	0.37%	14,286	43	0.40%
Time deposits	126,158	1,417	1.50%	132,427	1,845	1.86%
Borrowed money	62,741	1,172	2.49%	61,175	1,327	2.89%
Total interest-bearing liabilities	354,106	3,031	1.14%	356,134	3,691	1.38%
Non-interest-bearing demand deposits	47,024			42,054
Other non-interest-bearing liabilities	2,458			2,506
Capital accounts	50,447			49,771
Total liabilities and capital accounts	$454,035			$450,465

Net interest income		$7,391			$7,981
Interest rate spread			2.13%			2.31%
Net interest-earning assets	$70,797			$64,877
Net interest margin			2.32%			2.53%
Average earning assets to average interest-bearing liabilities			119.99%			118.22%

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

	For the Three Months Ended March 31, 2014
	Compared to the Three Months Ended March 31, 2013
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(59)	$160	$101
Loans	(177)	(134)	(311)
Other interest-earning assets	(1)	(2)	(3)
TOTAL INTEREST INCOME	(237)	24	(213)

INTEREST EXPENSE

NOW accounts	(4)	(6)	(10)
Savings accounts	(17)	12	(5)
Money Market accounts	(2)	4	2
Time deposits	(121)	(26)	(147)
Borrowed money	(39)	36	(3)
TOTAL INTEREST EXPENSE	(183)	20	(163)
CHANGE IN NET INTEREST INCOME	$(54)	$4	$(50)

	For the Nine Months Ended March 31, 2014
	Compared to the Nine Months Ended March 31, 2013
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(579)	$457	$(122)
Loans	(620)	(505)	(1,125)
Other interest-earning assets	-	(3)	(3)
TOTAL INTEREST INCOME	(1,199)	(51)	(1,250)

INTEREST EXPENSE

NOW accounts	(50)	(14)	(64)
Savings accounts	(23)	9	(14)
Money Market accounts	(4)	5	1
Time deposits	(344)	(84)	(428)
Borrowed money	(207)	52	(155)
TOTAL INTEREST EXPENSE	(628)	(32)	(660)
CHANGE IN NET INTEREST INCOME	$(571)	$(19)	$(590)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at March 31, 2014 and June 30, 2013.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	March 31, 2014	June 30, 2013

Stable
+ 100	0.48%	0.29%
+ 200	-2.60%	-2.99%

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

The tables below set forth, at March 31, 2014, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+300	$24,095	$(22,746)	-48.56%	5.92%	-446
+200	$34,673	$(12,168)	-25.98%	8.20%	-218
+100	$42,159	$(4,682)	-10.00%	9.64%	-74
0	$46,841	$-	0.00%	10.38%	0
-100	$50,950	$4,109	8.77%	11.03%	65

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of March 31, 2014 of $53.5 million, with unused borrowing capacity of $53.4 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of March 31, 2014, the ratio of wholesale borrowings to total assets was 11.7%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended March 31, 2014 and 2013, the Bank’s principal collections net of loan originations were $2.3 million and $9.6 million, respectively.  Purchases of securities totaled $39.4 million and $52.2 million, for the nine months ended March 31, 2014 and 2013, respectively.

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

Certificates of deposit totaled $124.7 million at March 31, 2014. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at March 31, 2014 and exceeded each of the applicable regulatory capital requirements at such date.  The following table shows the Bank’s required minimum and actual capital ratios at March 31, 2014.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.80%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	18.55%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	17.39%

In July 2013, the federal banking agencies approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Company and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

For the nine months ended March 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the  Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC. (Registrant)

Date	May 14, 2014	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date	May 14, 2014	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice-President, Chief Financial Officer and Treasurer

