Form 10-K
period 2014-06-30
PSB Holdings, Inc.
filed 2014-09-24
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES    ☒  NO

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 31, 2013 ($6.38) was $11.5 million.

As of August 31, 2014, there were 6,541,561 shares outstanding of the Registrant’s Common Stock, including 3,729,846 shares owned by Putnam Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Proxy Statement for the 2014 Annual Meeting of Stockholders (Parts II and III)

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

PSB Holdings, Inc.

PSB Holdings, Inc. (the “Company”) is the federally chartered stock holding company of Putnam Bank (the “Bank”), and owns 100% of the common stock of Putnam Bank. PSB Holdings, Inc. also owns investment securities valued at $1.0 million as of June 30, 2014. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501. As of June 30, 2014, 57.0% of the outstanding stock of PSB Holdings, Inc. was owned by Putnam Bancorp, MHC.

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

On August 27, 2014, the Bank filed a notice of intent to convert from a federally-chartered savings bank to a Connecticut-chartered bank that is a member of the Federal Reserve System.  PSB Holdings, Inc. and Putnam Bancorp, MHC would remain savings and loan holding companies.  No timetable has been established for when the charter conversion would be effective.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2013, based on the FDIC’s annual Summary of Deposits Report (the most current data available), our market share of FDIC-insured deposits represented 18.2% of deposits in Windham County and 1.5% in New London County.

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

Market Area

We operate in a primarily rural market area that has a relatively stable population and household base.  We currently operate out of eight offices, which are located in Windham County and New London County, Connecticut.  According to SNL Financial, LC., from 2010 to 2014, the population of Windham County decreased by 1.4%, while New London County reflected relatively no change (0.0%).  At the same time, the population of the state of Connecticut increased by 0.6%, while the United States increased at a higher rate of 2.7%.  During the same period, the growth in number of households in Windham and New London Counties, as well as on a statewide basis, paralleled the relative nationwide population growth trends.  In 2013 per capita income for Windham County was $29,373 and the median household income was $60,611.  In the same year, per capita income for New London County was $34,073 and the median household income was $66,099.  These compare to per capita income levels for the state of Connecticut and the United States of $37,286 and $27,721 and median household income levels of $68,106 and $51,579, respectively.

Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east).  New London County is to the south of Windham County, located in the Southeastern corner of Connecticut.  Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts.

Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and construction.  These three sectors comprise approximately 66% of the employment base in Windham County.  The same three sectors comprise an approximately higher 68% of the employment base in New London County; with nearly 33% of the employment base employed by the government sector.

Windham County’s June 2014 unemployment rate of 7.3% is higher than the New London County unemployment rate of 6.6%, which were both higher than the comparable Connecticut unemployment rate of 6.4%, and the national unemployment rate of 6.1%.  Notably, the unemployment rates for the United States, Connecticut, Windham County, and New London County for June 2014 have all decreased relative to their June 2013 unemployment rates of 7.6%, 8.2%, 9.4%, and 8.2%, respectively.  Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations.  Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland, as well as the Rhode Island and Massachusetts communities adjacent to Windham County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real estate. We retain most of the loans that we originate. However, we generally sell long-term fixed rate loans in the secondary market. When we sell loans, we generally retain the servicing rights for such loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at June 30, of each year indicated.

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Residential (1)	$184,380	78.98%	$187,116	79.29%	$200,148	79.24%	$193,084	74.96%	$194,960	75.37%
Commercial	43,887	18.80	43,423	18.40	45,032	17.83	53,248	20.67	54,398	21.03
Residential construction	2,661	1.14	2,775	1.17	3,044	1.20	2,824	1.10	1,338	0.52
Commercial	1,904	0.81	1,980	0.84	3,459	1.37	7,356	2.86	6,786	2.62
Consumer and other	627	0.27	707	0.30	898	0.36	1,070	0.41	1,177	0.46

Total loans	233,459	100.00%	236,001	100.00%	252,581	100.00%	257,582	100.00%	258,659	100.00%

Unadvanced construction loans	(1,658)		(1,745)		(1,559)		(1,476)		(1,521)
	231,801		234,256		251,022		256,106		257,138
Net deferred loan costs	705		608		463		191		285
Allowance for loan losses	(2,380)		(2,693)		(2,913)		(3,072)		(2,651)

Loans, net	$230,126		$232,171		$248,572		$253,225		$254,772

(1)    Residential real estate loans include one- to four-family mortgage loans, second mortgage loans, and home equity lines of credit.

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of the Company’s loan portfolio at June 30, 2014. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates.  Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less.

	Residential Real Estate		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other		Total Loans

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending After June 30, 2014
One year or less	$841	6.34%	$1,010	5.19%	$1,525	4.33%	$300	3.71%	$149	6.10%	$3,825	5.02%
More than one to five years	4,928	5.23	8,520	5.17	50	6.50	1,274	5.70	478	5.47	15,250	5.25
More than five years	178,611	4.07	33,785	5.39	-	0.00	330	6.00	-	0.00	212,726	4.28

Total	$184,380	4.11%	$43,315	5.34%	$1,575	4.40%	$1,904	5.44%	$627	5.62%	$231,801	4.36%

 The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2014 that are contractually due after June 30, 2015.

	Fixed	Adjustable	Total
	(In thousands)
Real Estate loans:
Residential	$117,521	$66,018	$183,539
Commercial	21,377	20,928	42,305
Residential construction	50	-	50
Commercial	809	795	1,604
Consumer and other	478	-	478

Total	$140,235	$87,741	$227,976

At June 30, 2014, the total amount of loans that had fixed interest rates was $142.8 million, and the total amount of loans that had floating or adjustable interest rates was $89.0 million.

Residential Real Estate Loans. Our primary lending activity consists of the origination of one- to four-family residential real estate loans that are primarily secured by properties located in Windham and New London Counties, Connecticut. At June 30, 2014, $184.4 million, or 79.0% of our loan portfolio, consisted of one- to four-family residential real estate loans. At June 30, 2014, our residential real estate loans included $8.4 million of second mortgage loans and $10.5 million of home equity lines of credit. Generally, one- to four-family residential real estate loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate real estate loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential real estate loans are underwritten according to Fannie Mae policies and procedures. Fixed rate residential real estate loans with terms of more than 15 years are generally sold in the secondary market, although bi-weekly fixed rate real estate loans with terms of more than 15 years are generally retained in our portfolio. Bi-weekly real estate loans are loans that require payments to be made every two weeks. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $24.8 million of fixed rate one- to four-family residential loans during the year ended June 30, 2014, of which $9.4 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $10.2 million of adjustable rate one- to four-family residential loans during the year ended June 30, 2014, of which $230,000 was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate real estate loans amortize over terms of up to 30 years.

Adjustable rate real estate loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate real estate loans may be limited during periods of rapidly rising interest rates. At June 30, 2014, $66.3 million, or 36.0%, of our one- to four-family residential loans had adjustable rates of interest.

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

All residential real estate loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2014, our largest residential real estate loan had a principal balance of $698,000 and was secured by a residence located in our primary market area. At June 30, 2014, this loan was performing in accordance with its original terms.

At June 30, 2014, home equity loans and lines of credit totaled $18.9 million, or 10.2% of our residential real estate loans and 8.2% of total loans. Additionally, at June 30, 2014, the unadvanced amounts of home equity lines of credit totaled $10.7 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18.00%.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans.  These loans are generally secured by five unit or more apartment buildings, construction loans and loans on properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. We also offer real estate development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one- to four-family residential properties. At June 30, 2014, commercial mortgage loans totaled $43.9 million, which amounted to 18.8% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2014 was $6.4 million. Our commercial real estate loans may be made with terms of up to five years with 20 year amortization schedules and are offered with interest rates that are fixed or that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2014 was a $2.6 million loan secured by property located in our primary market area.  At June 30, 2014, this loan was performing in accordance with its original terms.

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

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2014, construction real estate loans totaled $2.7 million, or 1.1%, of total loans.  At June 30, 2014, the unadvanced portion of these construction loans totaled $1.1 million.

Our construction real estate loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the construction loan converts to a permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2014, our largest outstanding residential construction real estate loan commitment was for $405,000, $1,000 of which was outstanding. This loan was performing according to its original terms at June 30, 2014. Construction loans to individuals are generally made on the same terms as our one- to four-family real estate loans.

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

Commercial Loans. At June 30, 2014, we had $1.9 million in commercial business loans which amounted to 0.8% of total loans. We make such commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2014, our largest commercial loan was a $360,000 loan secured by business assets located in our primary market area. This loan was performing according to its original terms at June 30, 2014.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $627,000, or 0.3% of our total loan portfolio, at June 30, 2014.

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

At June 30, 2014, Putnam Bank was servicing loans in the amount of $32.4 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2014, we originated $35.0 million of fixed rate and adjustable rate one- to four-family loans, of which we retained $25.4 million. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2014, our regulatory limit on loans to one borrower was $6.4 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $2.6 million. The loans comprising this lending relationship were performing in accordance with their original terms as of June 30, 2014.

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

Loans Past Due and Non-performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans in which collectability is questionable and therefore interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection.  When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.    At June 30, 2014, the Company had non-performing loans of $7.1 million and a ratio of non-performing loans to total loans of 3.04%.

 Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of OREO is charged against earnings.  At June 30, 2014, the Company had OREO of $1.5 million.  Other real estate owned is included in non-performing assets.

 A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of debt. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

 Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  A loan classified in the table below as “non-accrual” does not necessarily mean that such loan is or has been delinquent. Once a loan is more than 90 days delinquent or the borrower or collateral securing the loan experiences an event that makes collectability suspect, the loan is placed on “non-accrual” status. Our policies require six consecutive months of contractual payments in order for the loan to be removed from non-accrual status.
	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Non-accrual loans:
Residential real estate loans	$3,977	$2,865	$3,985	$1,752	$1,425
Commercial real estate	3,051	3,365	3,975	4,635	4,164
Residential construction	-	-	424	-	-
Commercial	28	-	-	-	213
Total	7,056 (1)	6,230	8,384	6,387	5,802
Accruing loans past due 90 days or more:
Residential real estate loans	-	112	-	32	491
Total	-	112	-	32	491
Total non-performing loans	7,056	6,342	8,384	6,419	6,293
Other real estate owned	1,549	1,665	1,683	1,074	1,561
Other non-performing assets	-	-	-	46	46
Total non-performing assets	8,605	8,007	10,067	7,539	7,900
Troubled debt restructurings in compliance
with restructured terms	839 (2)	2,159	3,443	4,644	930
Troubled debt restructurings and
total non-performing assets	$9,444	$10,166	$13,510	$12,183	$8,830
Total non-performing loans to total loans	3.04%	2.71%	3.34%	2.51%	2.45%
Total non-performing assets to total assets	1.87%	1.76%	2.23%	1.60%	1.61%
Total non-performing assets and troubled debt restructurings to total assets	2.05%	2.24%	2.99%	2.58%	1.80%

(1)
The gross interest income that would have been reported if the non-accrual loans had performed in accordance with their original terms was $362,000 for the year ended June 30, 2014.  Actual income recognized was $186,000 for the year ended June 30, 2014.

(2)
The gross interest income that would have been reported if the troubled debt restructurings had performed in accordance with their original terms was $190,000 for the year ended June 30, 2014.  Actual income recognized was $122,000 for the year ended June 30, 2014.

 Total non-performing assets increased $598,000 to $8.6 million at June 30, 2014 from $8.0 million at June 30, 2013. Non-performing assets as of June 30, 2014 consisted of $1.5 million in other real estate owned which reflects the repossession of a six-lot residential development project at a carrying value of $247,000, a single family home with a carrying value of $264,000, a commercial building at a carrying value of $114,000, three lots in a recreational park at a value of $139,000, a single family home with a carrying value of $169,000 and 202.5 acres of land carried at $616,000.  Also included in non-performing assets is $7.1 million in non-performing loans.  These loans consisted of 21 residential loans totaling $4.0 million, 12 commercial real estate loans totaling $3.1 million and one commercial loan totaling $28,000. Non-performing assets as of June 30, 2013 consisted of $1.7 million in other real estate owned which reflects the repossession of a six-lot residential development project at a carrying value of $247,000, a single family home with a carrying value of $213,000, a commercial building at a carrying value of $166,000, five lots in a recreational park at a value of $290,000, a residential building lot at $53,000 and 202.5 acres of land carried at $696,000.  Also included in non-performing assets is $6.3 million in non-performing loans.  These loans consisted of 19 residential loans totaling $2.9 million and 20 commercial real estate loans totaling $3.4 million.  Twenty of these loans continue to be classified as non-performing as of June 30, 2014.

 The level of non-performing loans are a direct correlation to the weakened real estate climate.  Management is focused on working with borrowers and guarantors to resolve these trends by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short-term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal in our file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and loan review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged.  The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparisons of Operating Results for the Fiscal Years Ended June 30, 2014 and 2013.

 The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2014
Residential real estate	4	$571	6	$1,497	10	$2,068
Commercial real estate	2	383	6	2,208	8	2,591
Total	6	$954	12	$3,705	18	$4,659

At June 30, 2013
Residential real estate	3	$195	10	$1,844	13	$2,039
Commercial real estate	-	-	17	2,876	17	2,876
Total	3	$195	27	$4,720	30	$4,915

At June 30, 2012
Residential real estate	2	$162	5	$940	7	$1,102
Commercial real estate	-	-	5	1,573	5	1,573
Residential construction	-	-	1	424	1	424
Total	2	$162	11	$2,937	13	$3,099

At June 30, 2011
Residential real estate	2	$247	5	$1,126	7	$1,373
Commercial real estate	4	488	8	3,324	12	3,812
Total	6	$735	13	$4,450	19	$5,185

At June 30, 2010
Residential real estate	6	$696	4	$491	10	$1,187
Total	6	$696	4	$491	10	$1,187

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

On the basis of management’s review of its assets, at June 30, 2014 we had classified $11.1 million of our loans as substandard and $1.7 million as doubtful. Of these loans, $7.1 million were considered non-performing and included in the table of non-performing assets.  At June 30, 2014, $2.2 million of our loans were designated as special mention, and none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions.  We utilize a two-tier approach: (1) identification and establishment of specific loss allowances on impaired loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent or otherwise identified as impaired, we may establish a specific loan loss allowance based on a review of among other things, expected cash flows, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and delinquency trends. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on non-accrual loans are applied first to principal. The allowance for loan losses as of June 30, 2014 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the OCC, as an integral part of their examination process, periodically reviews our allowance for loan losses. This agency may require that we recognize additions to the allowance based on its judgment of information available to it at the time of its examination.

 The following table sets forth activity in our allowance for loan losses for the years indicated.
	Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of year	$2,693	$2,913	$3,072	$2,651	$2,200
Provision for loan losses	55	770	1,152	915	1,049
Charge-offs:
Residential real estate	(200)	(307)	(364)	(208)	(50)
Commercial real estate	(199)	(806)	(928)	(62)	(410)
Residential construction	-	(9)	-	-	-
Commercial	-	-	-	(212)	(49)
Consumer and other	(52)	(56)	(60)	(72)	(156)
Total charge-offs	(451)	(1,178)	(1,352)	(554)	(665)
Recoveries:
Residential real estate	37	77	7	6	4
Commercial real estate	-	84	-	-	-
Residential construction	5	5	-	-	-
Commercial	14	4	11	18	25
Consumer and other	27	18	23	36	38
Total recoveries	83	188	41	60	67
Net charge-offs	(368)	(990)	(1,311)	(494)	(598)
Balance at end of year	$2,380	$2,693	$2,913	$3,072	$2,651

Ratios:
Allowance for loan losses to non-performing loans at end of year	33.73%	42.46%	34.74%	47.86%	42.13%
Allowance for loan losses to total loans outstanding at the end of the year	1.02%	1.15%	1.16%	1.20%	1.03%
Net charge-offs to average loans outstanding	0.16%	0.40%	0.51%	0.19%	0.22%

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

		% of	% of Loans
		Allowance to	in Category
		Total	to Total
	Amount	Allowance	Loans
	(Dollars in thousands)
At June 30, 2014
Residential real estate (1)	$1,292	54.29%	80.12%
Commercial loans (2)	919	38.61	19.61
Consumer and other	24	1.01	0.27
Unallocated	145	6.09	-
Total allowance for loan losses	$2,380	100.00%	100.00%

At June 30, 2013
Residential real estate (1)	$1,223	45.41%	80.46%
Commercial loans (2)	1,332	49.46	19.24
Consumer and other	36	1.34	0.30
Unallocated	102	3.79	-
Total allowance for loan losses	$2,693	100.00%	100.00%

At June 30, 2012
Residential real estate (1)	$1,505	51.67%	80.43%
Commercial loans (2)	1,364	46.82	19.21
Consumer and other	37	1.27	0.36
Unallocated	7	0.24	-
Total allowance for loan losses	$2,913	100.00%	100.00%

At June 30, 2011
Residential real estate (1)	$1,548	50.39%	76.05%
Commercial loans (2)	1,426	46.42	23.53
Consumer and other	11	0.36	0.42
Unallocated	87	2.83	-
Total allowance for loan losses	$3,072	100.00%	100.00%

At June 30, 2010
Residential real estate (1)	$1,342	50.62%	75.89%
Commercial loans (2)	1,198	45.19	23.65
Consumer and other	43	1.62	0.46
Unallocated	68	2.57	-
Total allowance for loan losses	$2,651	100.00%	100.00%

(1)	Residential real estate loans include one- to four-family mortgage loans, residential construction loans, second mortgage loans, and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial loans.

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors, some of which are not loan specific but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are generally evaluated individually along with other impaired loans, based primarily on the present value of expected future cash flows or the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans which are not individually evaluated are segregated by type or loan grade and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

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

The investment policy is consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings.  During the fiscal year ended June 30, 2014, the Company recognized other-than-temporary write-downs of $10,000 on non-agency mortgage-backed securities.

U.S. Government and government-sponsored securities. At June 30, 2014, the Company’s U.S. Government and government-sponsored securities portfolio classified as available-for-sale totaled $976,000, or 0.5% of total securities. At June 30, 2014, the Company’s U.S. Government and government-sponsored securities portfolio classified as held-to-maturity totaled $10.2 million, or 5.3% of total securities.  While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Corporate Bonds.   At June 30, 2014, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.2 million, or 2.7% of total securities all of which were classified as available-for-sale.  The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  The Company believes the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost basis which may be at maturity.

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

At June 30, 2014, mortgage-backed securities and CMOs classified as available-for-sale totaled $31.9 million, or 16.8% of total securities.  At June 30, 2014, mortgage-backed securities and CMOs classified as held-to-maturity totaled $132.0 million, or 69.4% of total securities.  At June 30, 2014, 54.8% of the mortgage-backed securities were backed by adjustable rate loans and 45.2% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.67% at June 30, 2014.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Marketable Equity Securities. At June 30, 2014, our equity securities portfolio totaled $10.0 million, or 5.3% of total securities, all of which were classified as available-for-sale.  At June 30, 2014, the portfolio consisted of auction-rate trust preferred securities (“ARP”).  Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At June 30, 2014, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies, generally other financial institutions (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the trust holding the preferred shares.

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

The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The table below includes information on the various issuers of Auction Rate Preferred securities owned by the Company:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	08-21-14	08-27-14	08-15-14
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.54%	4.44%	4.73%
Dividends Current	Yes	Yes	Yes

The Bank’s entire auction rate preferred securities holdings as of June 30, 2014 had failed auctions for the past fiscal year.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated,

	At June 30,
	2014		2013		2012
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of total	Value	of total	Value	of total
	(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and government-sponsored securities	$976	0.5%	$961	0.5%	$459	0.3%
Corporate bonds and other securities	5,163	2.7	4,873	2.8	4,654	3.1
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,262	13.3	15,065	8.7	24,113	15.8
Non-agency mortgage-backed securities	6,680	3.5	7,551	4.3	8,351	5.5
Equity securities	10,000	5.3	10,000	5.8	9,636	6.3
Total securities, available-for-sale	48,081	25.3	38,450	22.1	47,213	31.0
Securities, held-to-maturity:
U.S. Government and government-sponsored securities	10,191	5.3	6,198	3.6	9,192	6.0
U.S. Government-sponsored and guaranteed mortgage-backed securities	131,985	69.4	128,791	74.3	96,003	63.0
Total securities, held-to-maturity	142,176	74.7	134,989	77.9	105,195	69.0

Total securities	$190,257	100.0%	$173,439	100.0%	$152,408	100.0%

At June 30, 2014, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% or more of total stockholders’ equity.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2014, mortgage-backed securities with adjustable rates totaled $89.8 million.

	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total

Securities available-for-sale:
U.S. Government and government-sponsored securities	$-	$976	$-	$976
Corporate debt securities	-	-	5,163	5,163
U.S. Government-sponsored and guaranteed mortgage-backed securities	721	11,782	12,759	25,262
Non-agency mortgage-backed securities	-	-	6,680	6,680
Total debt securities	721	12,758	24,602	38,081
Equity securities	-	-	10,000	10,000	(1)

Total securities available-for-sale	721	12,758	34,602	48,081

Securities held-to-maturity:
U.S. Government and government-sponsored securities	5,262	4,929	-	10,191
U.S. Government-sponsored and guaranteed mortgage-backed securities	-	4,445	127,540	131,985
Total securities held to maturity	5,262	9,374	127,540	142,176

Total securities	$5,983	$22,132	$162,142	$190,257
Weighted average yield	1.71%	2.48%	2.59%	2.65%

(1) Equity securities consist of ARPs with stated maturity dates.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2014, $125.3 million, or 36.1%, of our deposit accounts were certificates of deposit, of which $59.5 million had maturities of one year or less.

The following table sets forth the average distribution of total deposit accounts, by account type, for the years indicated.

	Years June 30,
	2014			2013			2012
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand deposits	$48,114	14.14%	-%	$42,518	12.58%	-%	$38,948	11.66%	-%
NOW accounts	88,824	26.10	0.51	92,819	27.45	0.49	91,767	27.46	0.67
Regular savings	60,847	17.88	0.15	56,325	16.66	0.14	51,063	15.28	0.21
Money market accounts	16,469	4.84	0.38	14,313	4.23	0.38	15,117	4.52	0.48
Club accounts	198	0.06	0.10	192	0.06	0.10	196	0.06	0.15
	214,452	63.02	0.28	206,167	60.98	0.29	197,091	58.98	0.40
Certificates of deposit	125,822	36.98	1.40	131,932	39.02	1.70	137,054	41.02	1.96
Total	$340,274	100.00%	0.70%	$338,099	100.00%	0.84%	$334,145	100.00%	1.04%

As of June 30, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $61.2 million. The following table sets forth the maturity of those certificates as of June 30, 2014, in thousands.

Three months or less	$14,514
Over three through six months	6,064
Over six months through one year	9,803
Over one year through three years	18,445
Over three years	12,418
Total	$61,244

 Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston (“FHLB”), and securities sold under agreements to repurchase.  At June 30, 2014, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $51.1 million.   The Bank has an available line of credit with Bankers Bank Northeast in the amount of $4.0 million. There was nothing advanced on this line as of June 30, 2014.  At June 30, 2014, retail securities sold under agreements to repurchase were $4.2 million.  The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At and For The Year Ended
	June 30,
	2014	2013	2012
	(Dollars in thousands)

Maximum amount of advances outstanding
at any month end during the year:
FHLB advances	$56,500	$56,800	$83,500
Securities sold under agreements to repurchase with customers	17,358	15,783	12,236
Average advances outstanding during the year:
FHLB advances	$54,015	$54,068	$72,692
Securities sold under agreements to repurchase with customers	7,951	6,841	6,303
Balance outstanding at end of year:
FHLB advances	$53,500	$53,500	$53,500
Securities sold under agreements to repurchase with customers	4,181	4,849	3,653
Weighted average interest rate during the year:
FHLB advances	2.86%	3.17%	3.79%
Securities sold under agreements to repurchase with customers	0.18	0.16	0.21
Weighted average interest rate at end of year:
FHLB advances	2.81%	2.89%	3.46%
Securities sold under agreements to repurchase with customers	0.18	0.16	0.17

Subsidiary Activities

 PSB Holdings Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2014, Windham North Properties, LLC, owned six such properties.  PSB Realty, LLC owns a parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate.  Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2014, we had 84 full-time employees and 37 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2014, Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2014, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At June 30, 2014, PSB Holdings, Inc. had $1.2 million of AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2014, PSB Holdings, Inc. had $1.7 million in net operating loss carry forwards for federal income tax purposes.

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

                 The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2011 through June 30, 2014.  The Federal return for the tax year ended 2009 was audited in 2010.  The state tax returns have not been audited for the last five years.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by federal regulations based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. Putnam Bank does not typically engage in asset sales.  In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

At June 30, 2014, Putnam Bank’s capital exceeded all applicable requirements.

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) sets a uniform 4.0% leverage ratio regardless of examination rating, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and implements more stringent treatment of mortgage servicing assets and certain deferred tax assets.  Under the rule, a banking organization’s capital distributions and certain discretionary bonus payments will be restricted if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be applicable.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by certain readily marketable collateral, which does not include real estate. As of June 30, 2014, Putnam Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to regulatory enforcement action for a violation of law. At June 30, 2014, Putnam Bank satisfied this test.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties”, including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association.  If such action is not taken, the FDIC has authority to take the action under specified circumstances.

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

At June 30, 2014, Putnam Bank met the criteria for being considered “well-capitalized”.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2014, the annualized FICO assessment was equal to 0.62 basis points of an institution’s total assets less tangible capital.

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

Federal Home Loan Bank System. Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Putnam Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in specified amounts. As of June 30, 2014, Putnam Bank was in compliance with this requirement.

Regulatory Developments

On February 25, 2014, the Office of the Comptroller of the Currency terminated a formal agreement that had been entered into with Putnam Bank on June 20, 2012.

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

Dividends and Stock repurchases.  The Federal Reserve Board has issued a supervisory letter regarding the payment of dividends and stock repurchases by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the supervisory letter provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The guidance also provides for regulatory review prior to a holding company redeeming or repurchasing its stock in certain circumstances.  These regulatory policies could affect the ability of PSB Holdings, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waiver of Dividends by Putnam Bancorp, MHC. Federal regulations require Putnam Bancorp, MHC to notify the Federal Reserve Board of any proposed waiver of its receipt of dividends from PSB Holdings, Inc.  The Office of Thrift Supervision, the previous regulator for Putnam Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The Federal Reserve Board has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived.  The Federal Reserve Board has typically not allowed dividend waivers by mutual bank holding companies and, therefore, the ability of Putnam Bancorp, MHC to waive dividends for in the future is uncertain.

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

                Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We are currently analyzing the impact of the Volcker Rule on our investment portfolio, and if any changes are required to our investment strategies that could negatively affect our earnings.

We have been negatively affected by prevailing local and national market and economic conditions.  A worsening of these conditions could adversely affect our operations, financial condition and earnings.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high despite the Federal Reserve Board’s unprecedented efforts to encourage economic growth by maintaining low interest rates through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities.  Recovery by many businesses has been impaired by lower consumer spending.  A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  If the Federal Reserve Board increases the federal funds rate or more rapidly curtails its bond purchasing program, higher interest rates would likely result, which may reduce our loan originations, and housing markets and U.S. economic activity would be negatively affected.  Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events could then result in further increases in loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, which could negatively affect our financial condition and results of operations.

Concentration of loans in our primary market area, which has experienced an economic downturn, may increase risk.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Our allowance for loan losses was 1.02% of total loans and 33.73% of non-performing loans at June 30, 2014. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Because we originate a significant number of mortgage loans secured by residential real estate, decreases in real estate values could adversely affect the value of property used as collateral for such loans.  At June 30, 2014, loans secured by real estate represented 98.9% of our total loans, substantially all of which are secured by properties located in Windham County.  Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.  As of June 30, 2014, the unemployment rate in Windham County, Connecticut was 7.3%, and the New London County unemployment rate was 6.6% compared to the national unemployment rate of 6.1% and the unemployment rate for Connecticut as a whole of 6.4%.

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

At June 30, 2014, our “rate shock” analysis prepared by our third party consultant indicates that our net portfolio value would decrease by $11.4 million if there was an instantaneous 200 basis point increase in market interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk, Liquidity and Capital resources.”

Historically low interest rates have adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008.  Consequently, the average yield on our interest earning assets has decreased to 3.26% for the year ended June 30, 2014 from 4.12% for the year ended June 30, 2012.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets.  This has resulted in increases in net interest income in the short term.  However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease.  The Board of Governors of the Federal Reserve System has indicated its intention to continue to maintain low interest rates in the near future.  Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse effect on our profitability.

Declines in property values can increase the loan-to-value ratios on our residential mortgage loan portfolio, which could expose us to greater risk of loss.

Some of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.  In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds.  As a result, these loans may experience higher rates of delinquencies, defaults and losses.

The financial services sector represents a significant concentration within our investment portfolio.

Within our investment portfolio, we have a significant amount of marketable equity, corporate debt and mortgage-backed securities issued by companies in the financial services sector.  Given current market conditions, this sector has an enhanced level of credit risk.  We are also reviewing the requirements of the Basel Committee on Banking Supervision (“Basel III”) regulatory capital reforms and the possibility that our retention of these securities may reduce our risk based regulatory capital.

If our investment in the common stock of the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired or as permanently impaired, earnings and stockholders’ equity could decrease.

We own stock of the Federal Home Loan Bank of Boston, which is part of the Federal Home Loan Bank system.  The Federal Home Loan Bank of Boston common stock is held to qualify for membership in the Federal Home Loan Bank of Boston and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance programs.  The aggregate cost of our Federal Home Loan Bank of Boston common stock as of June 30, 2014, was $5.9 million based on its par value.  There is no market for Federal Home Loan Bank of Boston common stock.

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

Provisions in our charter and by-laws may prevent or impede holders of a minority of our common stock from obtaining representation on our board of directors. For example, our board of directors is divided into three staggered classes. A classified board makes it more difficult for stockholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur. Second, our charter provides that there will not be cumulative voting by stockholders for the election of our directors which means that Putnam Bancorp, MHC, as the holder of a majority of the shares eligible to be voted at a meeting of stockholders, may elect all of our directors to be elected at that meeting. Third, our by-laws contain procedures and timetables for a stockholder wanting to make a nomination for the election of directors or a proposal for new business at a meeting of stockholders, the effect of which may be to give our management time to solicit its own proxies in an attempt to defeat any dissident slate of nominations if management thinks it is in the best interest of stockholders generally.

Federal policy on remutualization transactions could prohibit acquisition of PSB Holdings, Inc., which may lower our stock price.

Current federal regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, the Office of Thrift Supervision, Putnam Bancorp, MHC’s previous regulator, issued a policy statement indicating that it viewed remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and the mutual interests of the mutual holding company, and also raising issues concerning the effect on the mutual interests of the acquiring entity. The policy statement indicated that, under certain circumstances, these transactions would receive special scrutiny and would be rejected unless the applicant can clearly demonstrate that the regulatory concerns are not warranted in the particular case.   The Federal Reserve Board, the successor to the Office of Thrift Supervision as the regulator of mutual holding companies, has not formally indicated whether or not it intends to follow such policy statement.

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

The Consumer Financial Protection Bureau has issued a rule, effective January 10, 2014, designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

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

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit.  Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

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

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings.  Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation.  There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, losses may still occur.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

               We conduct substantially all of our business through our main office, seven full service branch offices and one loan origination center.  We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”.  In 2002, we began Limited Service (Mobile) Branch activities.  The Limited Services (Mobile) Branch serves approximately eight locations in our primary market area consisting of schools and retirement facilities.  Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit taking, check cashing, notary and certificate of deposit renewal activities.  Set forth below is information on our office locations as of June 30, 2014.  The net book value of our premises, land and equipment was approximately $4.0 million at June 30, 2014.

	Leased or		Year Acquired	Square	Net Book Value
Location	Owned		or Leased	Footage	of Real Property
					(In thousands)
Main Office:
40 Main Street	Owned		1974	14,938	$923
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased		2006	473	57
Putnam, Connecticut 06260

100 Averill Road	Owned		1981	2,487	377
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned		1993	2,452	293
Danielson, Connecticut 06239

11 Pratt Road	Owned		2000	2,162	292
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased		2005	2,600	25
Griswold, Connecticut 06351

2 Chapman Lane	Owned	(2)	2009	2,400	539
Gales Ferry, Connecticut 06335

40 High Street	Owned		2009	2,800	1,056
Norwich, Connecticut 06360

Loan Center:
50 Canal Street	Owned		2000	2,940	111
Putnam, Connecticut 06260

Special Needs Limited Branch (1):
Creamery Brook Retirement Village
36 Vina Lane	-		-	-	-
Brooklyn, Connecticut 06234
Total					$3,673

(1)	Our personnel are at this location for approximately three hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.
(2)	The Bank owns the branch building and leases the land.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2014, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    (a) Our common stock is traded on the NASDAQ Global Market under the symbol “PSBH.” Putnam Bancorp, MHC owned 3,729,846 shares, or 57.0% of our outstanding common stock. The approximate number of holders of record of PSB Holdings, Inc.’s common stock as of August 31, 2014 was 405. Certain shares of PSB Holdings, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PSB Holdings, Inc.’s common stock for the fiscal years ended June 30, 2014 and June 30, 2013. The following information with respect to closing trading prices was provided by the NASDAQ Capital Market.

	High	Low	Dividends
Fiscal 2013
Quarter ended September 30, 2012	$4.85	$4.18	$-
Quarter ended December 31, 2012	4.80	4.42	-
Quarter ended March 31, 2013	6.99	4.80	-
Quarter ended June 30, 2013	7.25	5.60	-

Fiscal 2014
Quarter ended September 30, 2013	$6.50	$5.61	$-
Quarter ended December 31, 2013	6.53	6.08	-
Quarter ended March 31, 2014	6.94	6.33	-
Quarter ended June 30, 2014	7.19	6.07	-

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

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements.  The following is only a summary and you should read it in conjunction with the Company’s consolidated financial statements and notes thereto.  The information at June 30, 2014 and 2013 and for the fiscal years ended June 30, 2014 and 2013 is derived in part from the audited consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K.  The information at June 30, 2012, 2011 and 2010, for the fiscal years ended June 30, 2012, 2011 and 2010, is derived in part from audited consolidated financial statements that do not appear in this document.

	At June 30,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Financial Condition Data:

Total assets	$461,039	$454,378	$452,343	$472,499	$489,359
Cash and cash equivalents	7,335	12,793	11,413	8,273	23,291
Securities available-for-sale, at fair value	48,081	38,450	47,213	58,009	85,893
Securities held-to-maturity, at amortized cost	142,176	134,989	105,195	114,741	83,249
Loans receivable, net	230,126	232,171	248,572	253,225	254,772
Loans held-for-sale	100	1,037	776	1,567	1,470
Deposits	347,256	341,285	342,338	333,773	335,146
Borrowings	57,681	58,349	57,153	87,744	106,396
Total stockholders’ equity	51,451	50,081	48,135	46,747	43,855

	For the Year Ended June 30,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Operating Data:

Interest and dividend income	$13,904	$15,253	$17,738	$19,730	$22,462
Interest expense	3,999	4,794	6,655	8,370	10,125
Net interest income	9,905	10,459	11,083	11,360	12,337
Provision for loan losses	55	770	1,152	915	1,049
Net interest income after provision for
loan losses	9,850	9,689	9,931	10,445	11,288
Non-interest income	2,492	2,536	2,279	2,503	1,983
Non-interest expense	11,187	10,583	10,945	11,313	11,700
Income before income taxes	1,155	1,642	1,265	1,635	1,571
Income tax expense	152	305	215	537	309
Net income	$1,003	$1,337	$1,050	$1,098	$1,262

	June 30,
Selected Financial Ratios and Other Data:	2014	2013	2012	2011	2010

Performance Ratios:
Return on average assets	0.22%	0.30%	0.23%	0.23%	0.26%
Return on average equity	1.98	2.66	2.25	2.38	2.93
Interest rate spread (1)	2.13	2.27	2.34	2.29	2.47
Net interest margin (2)	2.32	2.47	2.57	2.53	2.74
Non-interest expense to average assets	2.46	2.34	2.37	2.35	2.42
Efficiency ratio (3)	90.24	81.44	81.91	81.61	81.70
Basic earnings per share	$0.16	$0.21	$0.16	$0.17	$0.20
Diluted earnings per share	$0.16	$0.21	$0.16	$0.17	$0.20
Average interest-earning assets to average interest-bearing liabilities	120.42%	118.55%	115.10%	113.11%	112.03%

Capital Ratios:
Equity to total assets at end of period	11.16%	11.02%	10.64%	9.89%	8.96%
Average equity to average assets	11.12	11.10	10.11	9.59	8.92
Total capital to risk-weighted assets	18.68	18.19	16.36	16.04	13.42
Tier 1 capital to risk-weighted assets	17.62	17.00	15.15	14.79	12.38
Tier 1 capital to adjusted tangible assets	8.87	8.70	8.24	7.68	6.91
Dividend payout ratio	0.00	0.00	0.00	0.00	0.00

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.02%	1.15%	1.16%	1.20%	1.03%
Allowance for loan losses as a percent of non-performing loans	33.73	42.46	34.74	47.86	42.13
Net charge-offs to average outstanding loans during the period	0.16	0.40	0.51	0.19	0.22
Non-performing loans as a percent of total loans	3.04	2.71	3.34	2.51	2.45
Non-performing assets as a percent of total assets	2.05	2.24	2.99	2.58	1.80

Other Data:
Number of full-service offices	7	7	7	7	7

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

The following analysis discusses changes in the financial condition and results of operations at and for the years ended June 30, 2014 and 2013, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, primarily from fees and service charges. Gains on sales of loans and securities and increases in the cash surrender value of life insurance policies are added sources of non-interest income. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, other-than-temporary impairment of investment securities, valuation of goodwill and the realizability of deferred tax assets.  Management has discussed the development, selection and application of these critical accounting policies with the Audit Committee of the Board of Directors.

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

 The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations, trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the fiscal year ended 2014.

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

Comparison of Financial Condition at June 30, 2014 and June 30, 2013

Assets. Total assets of the Company were $461.0 million at June 30, 2014, an increase of $6.7 million or 1.5%, from $454.3 million at June 30, 2013.  Investments in available-for-sale securities increased $9.6 million or 25.0%, to $48.1 million at June 30, 2014 compared to $38.5 million at June 30, 2013.  Investments in held-to-maturity securities increased $7.2 million or 5.3% to $142.2 million as of June 30, 2014 compared to $135.0 million as of June 30, 2013.  Cash and cash equivalents decreased $5.5 million or 42.7% to $7.3 million as of June 30, 2014 compared to $12.8 million as of June 30, 2013.  The decrease in cash was primarily due to a reduction in overnight monies deposited in interest-bearing accounts at the Federal Reserve Bank of Boston.  Net loans outstanding decreased $2.0 million or 0.9% to $230.1 million at June 30, 2014 from $232.1 million at June 30, 2013. The decrease in loans was primarily due to a decrease of $2.7 million in residential real estate loans and an increase of $464,000 in commercial real estate loans from June 30, 2013 to June 30, 2014.

Liabilities. Total liabilities increased $5.3 million, or 1.3%, to $409.6 million at June 30, 2014 from $404.3 million at June 30, 2013.   Total deposits increased $6.0 million, or 1.8%, to $347.3 million at June 30, 2014 from $341.3 million at June 30, 2013.  Deposit growth was used to fund the increase in investment securities.  Total securities sold under agreements to repurchase decreased $668,000, or 13.8%, to $4.2 million at June 30, 2014 from $4.8 million at June 30, 2013.

Stockholders’ Equity. Total stockholders’ equity increased $1.4 million, or 2.7% to $51.5 million at June 30, 2014 from $50.1 million at June 30, 2013. The increase was primarily due to net income of $1.0 million and a decrease of $286,000 in accumulated other comprehensive loss for the fiscal year ended June 30, 2014.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2014 and 2013

Net Income. Net income amounted to $1.0 million, or $0.16 per basic and diluted share for the fiscal year ended June 30, 2014 compared to net income of $1.3 million or $0.21 per basic and diluted share for the fiscal year ended June 30, 2013.

Interest and Dividend Income. Interest and dividend income decreased by $1.3 million, or 8.8%, to $13.9 million for the fiscal year ended June 30, 2014 from $15.2 million for the fiscal year ended June 30, 2013. The decrease in interest and dividend income resulted primarily from a 35 basis point decrease in the yield on average interest-earning assets to 3.26% for the fiscal year ended June 30, 2014 from 3.61% for the fiscal year ended June 30, 2013.  This decrease in yield is primarily due to the current low rate environment and a shift from loans into investments.  Interest income on loans decreased by $1.3 million, or 11.9%, to $10.2 million for the fiscal year ended June 30, 2014 from $11.5 million for the fiscal year ended June 30, 2013. Interest and dividend income on investment securities remained consistent at $3.7 million for the fiscal years ended June 30, 2014 and 2013.  The yield on average investment securities decreased 20 basis points to 1.98% for the fiscal year ended June 30, 2014 from 2.18% for the fiscal year ended June 30, 2013, offset by an $18.6 million increase in the average balance of investment securities during the same period.  Average interest-earning assets increased $3.8 million to $426.4 million for the fiscal year ended June 30, 2014 from $422.6 million for the fiscal year ended June 30, 2013.   Average loans decreased $13.3 million and average other earning assets decreased $1.5 million from year to year.

Interest Expense. Interest expense decreased by $795,000, or 16.6%, to $4.0 million for the fiscal year ended June 30, 2014 from $4.8 million for the fiscal year ended June 30, 2013. The decrease in interest expense resulted primarily from a decrease in the cost of average interest-bearing liabilities which decreased by 21 basis points to 1.13% for the fiscal year ended June 30, 2014 as compared to 1.34% for the fiscal year ended June 30, 2013.  The cost of average interest-bearing deposits decreased 20 basis points to 0.84% for the fiscal year ended June 30, 2014 from 1.04% for the fiscal year ended June 30, 2013 and the cost of other borrowed money decreased 30 basis points to 2.51% for the fiscal year ended June 30, 2014 from 2.81% for the fiscal year ended June 30, 2013.  The decreases in cost are primarily due to the current low rate environment.  Average interest-bearing deposits decreased $3.4 million to $292.2 million for the fiscal year ended June 30, 2014 from $295.6 million for the fiscal year ended June 30, 2013.  Average NOW accounts decreased $4.0 million, average savings deposits increased $4.5 million and average time deposits decreased $6.1 million year over year.  Average borrowings increased $1.1 million to $62.0 million for the fiscal year ended June 30, 2014 from $60.9 million for the fiscal year ended June 30, 2013.

Net Interest Income. Net interest income decreased $554,000, or 5.3%, to $9.9 million for the fiscal year ended June 30, 2014 from $10.5 million for the fiscal year ended June 30, 2013. The primary reason for the decrease in our net interest income was the decrease in average interest rates for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013.

 Provision for Loan Losses.  The provision for loan losses decreased $715,000, or 92.9% to $55,000 for the fiscal year ended June 30, 2014 from $770,000 for the fiscal year ended June 30, 2013.  The lower provision for loan losses reflects the Bank’s decreased balance of past due loans and reduced charge-offs.  Total past due loans decreased $353,000, or 6.6% to $5.0 million at June 30, 2014 from $5.4 million at June 30, 2013.  Net charge-offs decreased $622,000, or 62.8% to $368,000 for the fiscal year ended June 30, 2014 from $990,000 for the fiscal year ended June 30, 2013.   The allowance for loan losses was $2.4 million at June 30, 2014 compared to $2.7 million at June 30, 2013.  The ratio of the allowance to total loans outstanding was 1.02% as of June 30, 2014 compared to 1.15% as of June 30, 2013, and the ratio of the allowance to non-performing loans was 33.73% as of June 30, 2014 compared to 42.46% as of June 30, 2013.

Non-interest Income.   Non-interest income decreased $44,000, or 1.7%, to $2.5 million for the fiscal year ended June 30, 2014 compared to $2.5 million for the fiscal year ended June 30, 2013.  This was primarily due to decreased other-than-temporary write-downs of investment securities of $452,000 to $10,000 for the fiscal year ended June 30, 2014 compared to $462,000 for the fiscal year ended June 30, 2013.  The write-downs for the fiscal years ended June 30, 2014 and 2013 consisted of credit losses on non-agency mortgage-backed securities.    Mortgage banking activities decreased $226,000 to $72,000 for the fiscal year ended June 30, 2014 compared to $298,000 for the fiscal year ended June 30, 2013.  This decrease was primarily due to a lower volume of loans to refinance residential mortgages.   Bank-owned life insurance income decreased $195,000 to $291,000 for the fiscal year ended June 30, 2014 compared to $486,000 for the fiscal year ended June 30, 2013.  This decrease included a $176,000 non-taxable death benefit realized during the fiscal year ended June 30, 2013.  There were no gains on securities sales during the fiscal year ended June 30, 2014.  There were $206,000 of net gains on securities sales during the fiscal year ended June 30, 2013.

Non-interest Expense. Non-interest expense increased by $604,000, or 5.7%, to $11.2 million for the fiscal year ended June 30, 2014 from $10.6 million for the fiscal year ended June 30, 2013. Salaries and employee benefits expense increased by $238,000, or 4.2%, to $5.9 million for the fiscal year ended June 30, 2014 from $5.7 million for the fiscal year ended June 30, 2013.  Occupancy and equipment expense decreased by $45,000, or 3.6%, to $1.2 million for the fiscal year ended June 30, 2014 from $1.2 million for the fiscal year ended June 30, 2013.  All other non-interest expense, consisting primarily of data processing expense, FDIC deposit insurance, professional fees and marketing expense increased by $411,000, or 11.2%, to $4.1 million for the fiscal year ended June 30, 2014 from $3.7 million for the fiscal year ended June 30, 2013. This was primarily due to increases in core processing expense of $176,000, write-downs of other real estate owned of $180,000 and other real estate owned expense of $161,000.

            Provision for Income Taxes.  Income tax expense decreased by $153,000, or 50.2%, to $152,000 for the year ended June 30, 2014 from $305,000 for the year ended June 30, 2013.  The change can be attributed to a 29.7% decrease in pre-tax income.  Our effective tax rate was 13.2% for the year ended June 30, 2014, compared to 18.6% for the year ended June 30, 2013 due to the lower pre-tax income and other tax preference items.  The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the years ended June 30,
	2014			2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Interest earning assets:
Investment securities	$188,434	$3,731	1.98%	$169,826	$3,708	2.18%	$168,419	$4,765	2.83%
Loans	232,612	10,162	4.37%	245,881	11,531	4.69%	255,645	12,964	5.07%
Other interest earning assets	5,384	11	0.20%	6,929	14	0.20%	6,647	9	0.14%
Total interest-earnings assets	426,430	13,904	3.26%	422,636	15,253	3.61%	430,711	17,738	4.12%
Non-interest-earning assets	28,908			29,182			31,520
Total assets	$455,338			$451,818			$462,231

Interest-bearing liabilities:
NOW accounts	$88,824	442	0.50%	$92,818	513	0.55%	$91,767	700	0.76%
Savings accounts	60,847	89	0.15%	56,325	102	0.18%	51,063	169	0.33%
Money market accounts	16,469	62	0.38%	14,313	56	0.39%	15,117	93	0.62%
Time deposits	126,020	1,851	1.47%	132,124	2,411	1.82%	137,250	2,927	2.13%
Borrowings	61,966	1,555	2.51%	60,909	1,712	2.81%	78,996	2,766	3.50%
Total interest-bearing liabilities	354,126	3,999	1.13%	356,489	4,794	1.34%	374,193	6,655	1.78%
Non-interest-bearing demand deposits	48,114			42,518			38,948
Other non-interest-bearing liabilities	2,460			2,627			2,364
Capital accounts	50,638			50,184			46,726
Total liabilities and capital accounts	$455,338			$451,818			$462,231

Net interest income		$9,905			$10,459			$11,083
Interest rate spread			2.13%			2.27%			2.34%
Net interest-earning assets	$72,304			$66,147			$56,518
Net interest margin			2.32%			2.47%			2.57%
Average earning assets to
average interest-bearing liabilities			120.42%			118.56%			115.10%

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

	Years ended June 30,			Years ended June 30,
	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
Interest-earning assets:	Rate	Volume	Net	Rate	Volume	Net
Interest and Dividend Income:	(in thousands)
Investment securities	$(363)	$386	$23	$(1,096)	$39	$(1,057)
Loans	(766)	(603)	(1,369)	(950)	(483)	(1,433)
Other interest-earning assets	-	(3)	(3)	5	-	5
Total interest-earning assets	(1,129)	(220)	(1,349)	(2,041)	(444)	(2,485)

Interest-bearing liabilities
Interest Expense:
NOW accounts	(50)	(21)	(71)	(195)	8	(187)
Savings accounts	(21)	8	(13)	(83)	16	(67)
Money Market accounts	(2)	8	6	(32)	(5)	(37)
Time deposits	(453)	(107)	(560)	(410)	(106)	(516)
Borrowings	(186)	29	(157)	(488)	(566)	(1,054)
Total interest-bearing liabilities	(712)	(83)	(795)	(1,208)	(653)	(1,861)

Change in net interest income	$(417)	$(137)	$(554)	$(833)	$209	$(624)

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at June 30, 2014 and June 30, 2013.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	June 30, 2014	June 30, 2013

Stable
+ 100	0.93%	0.29%
+ 200	(1.99%)	(2.99%)

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

Net Portfolio Value Simulation Analysis.  We compute the amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio values or “NPV”) would change in the event of a range of assumed changes in market interest rates.  Given the current low level of market interest rates, we do not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points.  A basis point equals one-hundredth of one percent, and 200 basis points equals two percent, an increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, at June 30, 2014, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$26,846	$(22,058)	-45.10%	6.51%	(421)
+200	$37,489	$(11,414)	-23.34%	8.76%	(197)
+100	$44,947	$(3,956)	-8.09%	10.15%	(57)
0	$48,903	$-	0.00%	10.72%	0
-100	$52,081	$3,178	6.50%	11.17%	45

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity and Capital Resources

The term “liquidity” refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2014 of $53.5 million with unused borrowing capacity of $53.4 million.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. The Bank’s net loan principal repayments net of originations were $775,000 for the fiscal year ended June 30, 2014 and $15.0 million for the fiscal year ended June 30, 2013.  Purchases of securities totaled $53.2 million and $71.5 million, for the years ended June 30, 2014 and 2013, respectively.

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

Certificates of deposit totaled $125.3 million at June 30, 2014. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Company is a separate legal entity from the Bank and must provide for its own liquidity for its liquidity needs, such as to repurchase stock.  The Company’s primary source of liquidity is the receipt of dividends paid by the Bank.  At June 30, 2014, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $1.8 million.

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

For the year ended June 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
  PSB Holdings, Inc.

We have audited the consolidated balance sheets of PSB Holdings, Inc. and Subsidiary (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 24, 2014

PSB Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2014 and 2013
(In thousands, except share data)
	2014	2013

ASSETS
Cash and due from depository institutions	$4,573	$5,306
Interest-bearing deposits with other banks	2,762	7,487
Cash and cash equivalents	7,335	12,793

Investments in available-for-sale securities, at fair value	48,081	38,450
Investments in held-to-maturity securities (fair value of $143,257 as of June 30, 2014 and $135,418 as of June 30, 2013)	142,176	134,989
Federal Home Loan Bank stock, at cost	5,927	6,953
Loans held-for-sale	100	1,037
Loans	232,506	234,864
Allowance for loan losses	(2,380)	(2,693)
Net loans	230,126	232,171
Premises and equipment	4,037	4,237
Accrued interest receivable	1,018	1,013
Other real estate owned	1,549	1,665
Goodwill	6,912	6,912
Bank-owned life insurance	9,150	8,859
Deferred tax asset	2,661	2,903
Other assets	1,967	2,396

Total assets	$461,039	$454,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$53,021	$44,231
Interest-bearing	294,235	297,054
Total deposits	347,256	341,285
Mortgagors’ escrow accounts	2,267	2,120
Federal Home Loan Bank advances	53,500	53,500
Securities sold under agreements to repurchase	4,181	4,849
Other liabilities	2,384	2,543
Total liabilities	409,588	404,297

Commitments and Contingencies (Notes 4, 10 and 12)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,541,561 shares outstanding at June 30, 2014 and June 30, 2013	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	25,793	24,836
Accumulated other comprehensive loss	(237)	(523)
Unearned ESOP shares	(1,310)	(1,437)
Treasury stock, at cost ( 401,564 shares at June 30, 2014 and June 30, 2013)	(4,091)	(4,091)
Total stockholders’ equity	51,451	50,081

Total liabilities and stockholders’ equity	$461,039	$454,378

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Net Income

Years Ended June 30, 2014 and 2013
(In thousands, except share data)

	2014	2013

Interest and dividend income:
Interest and fees on loans	$10,162	$11,531
Interest on debt securities	3,200	3,204
Dividends on marketable equity securities	466	471
Dividends on Federal Home Loan Bank stock	65	33
Other interest	11	14
Total interest and dividend income	13,904	15,253

Interest expense:
Interest on deposits	2,444	3,082
Interest on Federal Home Loan Bank advances	1,540	1,701
Interest on securities sold under agreements to repurchase	15	11
Total interest expense	3,999	4,794
Net interest and dividend income	9,905	10,459
Provision for loan losses	55	770
Net interest and dividend income after provision for loan losses	9,850	9,689

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(231)	(780)
Portion of losses recognized in other comprehensive income	221	318
Net impairment losses recognized in earnings	(10)	(462)
Fees for services	1,768	1,753
Mortgage banking activities	72	298
Net commissions from brokerage services	127	113
Bank-owned life insurance income	291	486
Gain on sales and calls of available-for-sale securities, net	-	206
Other income	244	142
Total non-interest income	2,492	2,536

Non-interest expense:
Compensation and benefits	5,915	5,677
Occupancy and equipment	1,198	1,243
Data processing	863	687
LAN/ WAN network	146	144
Advertising and marketing	174	163
OCC assessment	191	186
Professional fees	465	466
FDIC deposit insurance	551	598
Other real estate owned	265	104
Write-down of other real estate owned	228	48
Other	1,191	1,267
Total non-interest expense	11,187	10,583

Income before income tax expense	1,155	1,642

Income tax expense	152	305

Net income	$1,003	$1,337

Earnings per common share:
Basic	$0.16	$0.21
Diluted	$0.16	$0.21
Weighted average common shares outstanding:
Basic	6,402,597	6,384,712
Diluted	6,402,597	6,384,712

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2014 and 2013

	2014	2013
	(In thousands)

Net income	$1,003	$1,337

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	644	801
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	10	256
Non credit portion of other-than-temporary losses on available-for-sale securities	(221)	(318)

Other comprehensive income before tax	433	739
Income tax expense related to other comprehensive income	(147)	(249)
Other comprehensive income net of tax	286	490

Total comprehensive income	$1,289	$1,827

(1)   Amounts are included in net impairment losses recognized in earnings and gains on sales and calls of available-for-sale securities, net in non-interest income on the consolidated statements of net income. Income tax benefit associated with these reclassification adjustments was $3,000 and $89,000 for the years ended June 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2014 and 2013
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Treasury Stock	Total
	(In thousands)

Balance at June 30, 2012	$694	$30,602	$23,630	$(1,013)	$(1,565)	$(4,213)	$48,135

Comprehensive income	-	-	1,337	490	-	-	1,827
ESOP shares committed to be released (12,780 shares)	-	-	(62)	-	128	-	66
Shares issued	-	-	(69)	-	-	122	53

Balance at June 30, 2013	694	30,602	24,836	(523)	(1,437)	(4,091)	50,081

Comprehensive income	-	-	1,003	286	-	-	1,289
ESOP shares committed to be released (12,779 shares)	-	-	(46)	-	127	-	81

Balance at June 30, 2014	$694	$30,602	$25,793	$(237)	$(1,310)	$(4,091)	$51,451

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended June 30, 2014 and 2013

	2014	2013
	(In thousands)

Cash flows from operating activities:
Net income	$1,003	$1,337
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities, net	1,236	1,375
Gain on sales and calls of securities, net	-	(206)
Impairment losses on securities	10	462
Net decrease (increase) in loans held for sale	937	(261)
Amortization of deferred loan costs, net	75	71
Provision for loan losses	55	770
Gain on sale of other real estate owned	(62)	(10)
Write-down of other real estate owned	228	48
Loss on sale of premises and equipment	2	1
Depreciation and amortization - premises and equipment	334	358
Amortization - software	110	99
Decrease in accrued interest receivable and other assets	375	368
Increase in cash surrender value of bank-owned life insurance	(291)	(310)
Decrease in other liabilities	(159)	(140)
Deferred tax expense	94	738
Amortization of ESOP expense	81	66
Net cash provided by operating activities	4,028	4,766

Cash flows from investing activities:
Purchase of available-for-sale securities	(15,987)	(4,082)
Proceeds from sales of available-for-sale securities	-	3,680
Proceeds from maturities and paydowns of available-for-sale securities	6,636	9,616
Purchase of held-to-maturity securities	(37,263)	(67,402)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	28,983	38,265
Redemption of Federal Home Loan Bank stock	1,026	583
Loan repayments net of originations	775	14,875
Bank-owned life insurance death benefit income	-	(176)
Recoveries of loans previously charged off	83	188
Proceeds from the surrender of bank-owned life insurance policy	-	386
Proceeds from sale of other real estate owned	1,036	477
Capital expenditures - premises and equipment	(136)	(70)
Capital expenditures - software	(60)	(8)
Capital expenditures - other real estate owned	(29)	-
Net cash used in investing activities	(14,936)	(3,668)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows (Concluded)

Years Ended June 30, 2014 and 2013

	2014	2013
	(In thousands)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	5,971	(1,053)
Net increase in mortgagors’ escrow accounts	147	86
Proceeds from long-term Federal Home Loan Bank advances	2,500	-
Repayment of long-term Federal Home Loan Bank advances	(2,500)	-
Net (decrease) increase in securities sold under agreements to repurchase	(668)	1,196
Shares issued	-	53
Net cash provided by financing activities	5,450	282

Decrease in cash and cash equivalents	(5,458)	1,380
Cash and cash equivalents at beginning of year	12,793	11,413

Cash and cash equivalents at end of year	$7,335	$12,793

Supplemental disclosures:
Cash paid during the period for:
Interest	$4,018	$4,817
Income taxes paid (refunded)	1	(550)
Loans transferred to other real estate owned	1,057	497

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended June 30, 2014 and 2013

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

   Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, Windham North Properties, LLC, PSB Realty, LLC, and Putnam Bank Mortgage Servicing Company.  Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. PSB Realty, LLC owns a parcel of real estate located immediately adjacent to Putnam Bank’s main office.  This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises.  PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate.  Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

Reclassifications

Reclassifications are made to prior year financial statements when necessary to conform to the current year presentation.

   Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions and interest-bearing deposits with other banks.

Cash and due from banks as of June 30, 2014 and 2013 includes $425,000 which is subject to withdrawal and usage restrictions to satisfy the reserve requirements and target balances at Bankers Bank Northeast.

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

Trading securities are carried at fair value on the consolidated balance sheets.  Unrealized holding gains and losses for trading securities are included in earnings.  The Company held no securities classified as trading at June 30, 2014 and 2013.

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

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston.  Based on redemption provisions, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB of Boston may declare dividends on the stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the stock.  As of June 30, 2014, no impairment has been recognized.

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

The accrual of interest on all loans is discontinued at the time a loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual if collection of principal or interest is considered doubtful.  All interest accrued but not collected for loans that are placed on non-accrual is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations; trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2014.

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

Specific component

The specific component relates to loans that are classified as impaired.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer/other and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring (“TDR”) agreement.

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

Loan Servicing

The Bank originates and sells mortgage loans in the secondary market and may retain the servicing of these loans. Mortgage servicing assets are recognized as separate assets when rights are acquired through the purchase of rights or sale of these loans.  Capitalized servicing rights are reported at fair value in other assets on the consolidated balance sheets, with changes in fair value reported in other non-interest income on the consolidated statements of net income.  Fair value is determined using prices for similar assets with similar characteristics when available, or based upon discounted cash flows using market-based assumptions.

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

Goodwill

Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed.  Goodwill is not amortized but is reviewed for impairment annually or more frequently if circumstances warrant.  In 2014 and 2013, the Company used the following two-step approach for reviewing goodwill for impairment:

The first step (“Step 1”) is used to identify potential impairment, and involves comparing the reporting unit’s (the consolidated Company) estimated fair value to its carrying amount, including goodwill.  If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired.  Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any.  The second step (“Step 2”) involves calculating the implied fair value of goodwill.  The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as of the impairment testing date).  If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists.  If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess.  An impairment loss cannot exceed the carrying amount of goodwill, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.  Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions related to goodwill impairment.  For the years ended June 30, 2014 and 2013, the Company had no goodwill impairment.

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

Investment Securities and FHLB Stock: Fair value measurements on investment securities are generally obtained from a third party pricing source. The fair value of securities held-to-maturity and available-for-sale is estimated based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, pricing models, discounted cash flow methodologies or other similar techniques as appropriate.  Ownership of FHLB of Boston stock is restricted to member banks; therefore, the stock is not traded.  The estimated fair value of FHLB of Boston stock is equal to its carrying value, which represents the price at which the FHLB of Boston is obligated to redeem its stock.

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

Earnings per Share (EPS)

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

The calculation of basic and diluted earnings per share for the years ended June 30, 2014 and 2013 is presented below:

	Years Ended June 30,
	2014	2013

Net income	$1,003,000	$1,337,000

Weighted average common shares applicable to basic EPS	6,402,597	6,384,712
Effect of dilutive potential common shares	-	-

Weighted average common shares applicable to diluted EPS	6,402,597	6,384,712
Earnings per share:
Basic	$0.16	$0.21
Diluted	$0.16	$0.21

At June 30, 2014 and 2013, options for 199,106 and 222,921 shares, respectively, were not included in the computation of earnings per share as the effects were anti-dilutive.

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

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock.  Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid-in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

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

Recent Accounting and Regulatory Pronouncements

Capital.  In July 2013, federal banking regulators approved an interim rule to set minimum requirements for both the quantity and quality of capital held by banks. The interim final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, banks must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The Company must begin complying with the final rule on January 1, 2015. The Company is currently evaluating the final interim rule but believes that it will continue to exceed all the minimum capital ratio requirements.

Transfers and Servicing. In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-11, Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU requires disclosure of information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, as well as increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Compensation – Stock Compensation. In June 2014, FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The amendments in this ASU provide explicit guidance for those awards. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Receivables – Troubled Debt Restructurings by Creditors. In January 2014, FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure which clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real property recognized. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

3.            INVESTMENT SECURITIES

Debt and equity securities have been classified on the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their fair values, by maturity, are as follows as of the dates indicated:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(In thousands)
June 30, 2014:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from five through ten years	$1,000	$-	$(24)	$976

Corporate bonds and other securities:
Due after ten years	5,999	-	(836)	5,163

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	684	37	-	721
From five through ten years	11,593	189	-	11,782
After ten years	12,426	377	(44)	12,759
	24,703	603	(44)	25,262
Non-agency mortgage-backed securities:
Due after ten years	6,741	321	(382)	6,680
Total debt securities	38,443	924	(1,286)	38,081

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000

Total available-for-sale securities	$48,443	$924	$(1,286)	$48,081

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(In thousands)
June 30, 2013:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from five through ten years	$1,000	$-	$(39)	$961

Corporate bonds and other securities:
Due after ten years	5,999	-	(1,126)	4,873

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	21	1	-	22
From one through five years	1,217	71	-	1,288
From five through ten years	143	-	-	143
After ten years	13,108	593	(89)	13,612
	14,489	665	(89)	15,065
Non-agency mortgage-backed securities:
Due after ten years	7,757	269	(475)	7,551
Total debt securities	29,245	934	(1,729)	28,450

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000

Total available-for-sale securities	$39,245	$934	$(1,729)	$38,450

June 30, 2014:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due in one through five years	$5,262	$4	$(28)	$5,238
From five through ten years	4,929	122	-	5,051
	10,191	126	(28)	10,289

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in five through ten years	4,445	190	-	4,635
After ten years	127,540	1,831	(1,038)	128,333
	131,985	2,021	(1,038)	132,968

Total held-to-maturity securities	$142,176	$2,147	$(1,066)	$143,257

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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

There were no sales of securities available-for-sale during the year ended June 30, 2014.  Proceeds from sales of securities available-for-sale during the year ended June 30, 2013 amounted to $3,680,000, with gross realized gains and gross realized losses on those sales and calls amounting to $206,000 and $0, respectively.

As of June 30, 2014 and 2013, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, borrowings, and repurchase agreements was $116,525,000 and $100,136,000, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2014:

Available-for-sale:
Corporate bonds and other securities	$-	$-	$5,163	$836	$5,163	$836
U.S. Government and government-sponsored securities	-	-	976	24	976	24
U.S. Government-sponsored and guaranteed mortgage-backed securities	2,370	1	3,931	43	6,301	44
Total temporarily impaired available-for-sale securities	2,370	1	10,070	903	12,440	904

Held-to-maturity:
U.S. Government and government-sponsored securities	1,004	1	3,229	27	4,233	28
U.S. Government-sponsored and guaranteed mortgage-backed securities	31,059	103	46,612	935	77,671	1,038
Total temporarily impaired held-to-maturity	32,063	104	49,841	962	81,904	1,066

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	-	-	3,301	382	3,301	382
Total temporarily impaired and other-than-temporarily impaired securities	$34,433	$105	$63,212	$2,247	$97,645	$2,352

June 30, 2013:

Available-for-sale:
Corporate bonds and other securities	$-	$-	$4,873	$1,126	$4,873	$1,126
U.S. Government and government-sponsored securities	961	39	-	-	961	39
U.S. Government-sponsored and guaranteed mortgage-backed securities	3,004	77	1,449	12	4,453	89
Total temporarily impaired available-for-sale securities	3,965	116	6,322	1,138	10,287	1,254

Held-to-maturity:
U.S. Government and government-sponsored securities	3,183	76	-	-	3,183	76
U.S. Government-sponsored and guaranteed mortgage-backed securities	68,663	1,731	-	-	68,663	1,731
Total temporarily impaired held-to-maturity	71,846	1,807	-	-	71,846	1,807

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	2,525	190	1,958	285	4,483	475
Total temporarily impaired and other-than-temporarily impaired securities	$78,336	$2,113	$8,280	$1,423	$86,616	$3,536

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

At June 30, 2014, 46 U.S. government-sponsored and guaranteed securities have unrealized losses with aggregate depreciation of 1.3% from the Company’s amortized cost basis.  The unrealized losses were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014, 5 corporate bonds and other securities have unrealized losses with aggregate depreciation of 13.9% from the Company’s amortized cost basis.  These unrealized losses relate to investments in single issuer trust preferred securities (“TRUPS”) companies within the financial services sector.  Single issuer TRUPs are not considered covered funds under the Volker rule. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

For the year ended June 30, 2014, securities with other-than-temporary impairment losses related to credit loss that were recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

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

The following table summarizes other-than-temporary impairment losses on securities for the years ended:

Non-Agency Mortgage- Backed Securities
(In thousands)
June 30, 2014:
Total other-than-temporary impairment losses	$231
Less: unrealized other-than-temporary losses recognized in accumulated other comprehensive loss (1)	221

Net impairment losses recognized in earnings (2)	$10

June 30, 2013:
Total other-than-temporary impairment losses	$780
Less: unrealized other-than-temporary losses recognized in accumulated other comprehensive loss (1)	318

Net impairment losses recognized in earnings (2)	$462

(1) Represents the non-credit component of the other-than-temporary impairment.

(2) Represents the credit component of the other-than-temporary impairment.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive loss for the year end June 30, 2014 and 2013 is as follows:

Balance as of June 30, 2012	$15,271

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	462
Reductions for securities sold during the period	-

Balance as of June 30, 2013	15,733

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	10
Reductions for securities sold during the period	-

Balance as of June 30, 2014	$15,743

Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2014:

	Weighted	Range
	Average	Minimum	Maximum

Prepayment rates	14.6%	6.9%	30.6%
Default rates	17.7%	4.1%	25.5%
Loss severity	22.7%	10.0%	28.1%

4.            LOANS

Loans consisted of the following as of June 30:

	2014	2013
	(In thousands)
Real estate:
Residential (1)	$184,380	$187,116
Commercial	43,887	43,423
Residential construction	2,661	2,775
Commercial	1,904	1,980
Consumer and other	627	707

Total loans	233,459	236,001

Unadvanced construction loans	(1,658)	(1,745)
	231,801	234,256

Net deferred loan costs	705	608
Allowance for loan losses	(2,380)	(2,693)

Loans, net	$230,126	$232,171

(1)	Residential real estate loans include one-to four-family mortgage loans, second mortgage loans, and home equity lines of credit.

The following table set forth information regarding the allowance for loan losses and loans by portfolio segment at and for the years ended June 30, 2014 and 2013:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(In thousands)
Year Ended June 30, 2014

Allowance for loan losses:
Beginning balance	$1,201	$1,315	$22	$17	$36	$102	$2,693
Charge-offs	(200)	(199)	-	-	(52)	-	(451)
Recoveries	37	-	5	14	27	-	83
Provision (credit)	241	(209)	(14)	(19)	13	43	55

Ending balance	$1,279	$907	$13	$12	$24	$145	$2,380

At June 30, 2014

Ending balance: Amount of allowance for loan losses for impaired loans	$104	$104	$-	$-	$-	$-	$208
Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,175	$803	$13	$12	$24	$145	$2,172

Loans: Ending balance	$184,380	$43,315	$1,575	$1,904	$627	$-	$231,801	(1)

Ending balance: Impaired loans	$3,752	$4,387	$-	$397	$-	$-	$8,536

Ending balance: Non-impaired loans	$180,628	$38,928	$1,575	$1,507	$627	$-	$223,265

(1) Does not include deferred fees or costs.

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(In thousands)
Year Ended June 30, 2013

Allowance for loan losses:
Beginning balance	$1,485	$1,347	$20	$17	$37	$7	$2,913
Charge-offs	(307)	(806)	(9)	-	(56)	-	(1,178)
Recoveries	77	84	5	4	18	-	188
Provision (credit)	(54)	690	6	(4)	37	95	770

Ending balance	$1,201	$1,315	$22	$17	$36	$102	$2,693

At June 30, 2013

Ending balance: Amount of allowance for loan losses for impaired loans	$156	$2	$-	$-	$-	$-	$158
Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,045	$1,313	$22	$17	$36	$102	$2,535

Loans: Ending balance	$187,116	$42,747	$1,706	$1,980	$707	$-	$234,256	(1)

Ending balance: Impaired loans	$4,012	$3,477	$-	$-	$17	$-	$7,506

Ending balance: Non-impaired loans	$183,104	$39,270	$1,706	$1,980	$690	$-	$226,750

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

The following tables present the Company’s loans by risk rating as of June 30, 2014 and 2013:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Total
	(In thousands)
June 30, 2014

Grade:
Pass	$180,080	$33,034	$1,575	$1,459	$627	$216,775
Special Mention	175	2,065	-	-	-	2,240
Substandard	4,125	6,553	-	445	-	11,123
Doubtful	-	1,663	-	-	-	1,663
Loss	-	-	-	-	-	-

Total	$184,380	$43,315	$1,575	$1,904	$627	$231,801

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Total
	(In thousands)
June 30, 2013

Grade:
Pass	$183,403	$30,477	$1,706	$1,667	$707	$217,960
Special Mention	329	4,784	-	233	-	5,346
Substandard	2,968	5,598	-	80	-	8,646
Doubtful	416	1,888	-	-	-	2,304
Loss	-	-	-	-	-	-

Total	$187,116	$42,747	$1,706	$1,980	$707	$234,256

The following is a summary of past due and non-accrual loans at June 30, 2014 and 2013:

			90 days
	30–59 Days	60–89 Days	or Greater	Total	Total
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
2014

Real estate:
Residential	$357	$571	$1,497	$2,425	$3,977
Commercial	-	383	2,208	2,591	3,051
Commercial	-	-	-	-	28
Consumer and other	6	-	-	6	-

Total	$363	$954	$3,705	$5,022	$7,056

2013

Real estate:
Residential	$447	$195	$1,844	$2,486	$2,865
Commercial	-	-	2,876	2,876	3,365
Commercial	9	-	-	9	-
Consumer and other	4	-	-	4	-

Total	$460	$195	$4,720	$5,375	$6,230

At June 30, 2014, there were no loans greater than 90 days past due and still accruing interest.  At June 30, 2013, one residential real estate loan in the amount of $112,000 was greater than 90 days past due and still accruing interest.

The following is information pertaining to impaired loans:

	At June 30, 2014			Year Ended June 30, 2014
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
Residential	$2,101	$2,229		$1,909	$25	$6
Commercial	3,646	4,122		3,054	44	38
Commercial	397	397		85	-	-
Consumer and other	-	-		7	1	-

Total	$6,144	$6,748		$5,055	$70	$44

Impaired loans with a valuation allowance:
Real estate:
Residential	$1,651	$1,711	$104	$1,682	$34	$9
Commercial	741	804	104	532	2	2

Total	$2,392	$2,515	$208	$2,214	$36	$11

Total impaired loans:
Real estate:
Residential	$3,752	$3,940	$104	$3,591	$59	$15
Commercial	4,387	4,926	104	3,586	46	40
Commercial	397	397	-	85	-	-
Consumer and other	-	-	-	7	1	-

Total	$8,536	$9,263	$208	$7,269	$106	$55

	At June 30, 2013			Year Ended June 30, 2013
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)

Impaired loans without a valuation allowance:
Real estate:
Residential	$1,497	$1,630		$1,736	$50	$33
Commercial	3,297	3,800		5,402	146	23
Residential construction	-	-		256	-	-
Consumer and other	17	17		22	1	-

Total	$4,811	$5,447		$7,416	$197	$56

Impaired loans with a valuation allowance:
Real estate:
Residential	$2,515	$2,663	$156	$2,827	$56	$28
Commercial	180	180	2	173	-	-

Total	$2,695	$2,843	$158	$3,000	$56	$28

Total impaired loans:
Real estate:
Residential	$4,012	$4,293	$156	$4,563	$106	$61
Commercial	3,477	3,980	2	5,575	146	23
Residential construction	-	-	-	256	-	-
Consumer and other	17	17	-	22	1	-

Total	$7,506	$8,290	$158	$10,416	$253	$84

The following table represents modifications that were deemed to be troubled debt restructures during the years ended June 30, 2014 and 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Year ended June 30, 2014:
Real estate:
Residential	1	$38	$39
Commercial	1	198	210

Year ended June 30, 2013:
Real estate:
Residential	1	$207	$207

For 2014, the residential loan was modified to capitalize the escrow and to extend the maturity date and change the amortization schedule.  The commercial loan matured and additional funds were made available to complete the infrastructure with a new maturity date.  For 2013, the residential loan was modified to reduce the stated interest rate. Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on each of the troubled debt restructures.  Any reserve is recorded through the provision for loan losses.

The following is a summary of troubled debt restructurings that have subsequently defaulted (30 or more days past due) within one year of modification during the years ended June 30, 2014 and 2013:

	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Year ended June 30, 2014:
Real estate:
Residential	1	$201

Year ended June 30, 2013:
Real estate:
Residential	1	$495

As of June 30, 2014 and 2013, the defaults were the result of the borrower’s delinquent loan payments.  As of June 30, 2014, the residential loan was current.  As of June 30, 2013, the residential loan was past due 90 days and on non-accrual.

At June 30, 2014, $119,000 in additional funds are committed to be advanced in connection with TDR’s.

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage and other loans serviced for others were $32,447,000 and $30,748,000 at June 30, 2014 and 2013, respectively.  A portion of these loans were sold with certain recourse provisions, and at June 30, 2014 and 2013 the related maximum contingent liability amounted to $0 and $855,000, respectively, which is not recorded in the consolidated financial statements.  The balances of mortgage servicing rights related to loans serviced for others were not material to the consolidated financial statements at June 30, 2014 and 2013.

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended June 30, 2014 and 2013.  Total loans to such persons and their companies amounted to $0 as of June 30, 2014 and 2013.  During the years ended June 30, 2014 and 2013, principal payments totaled $0 and $61,000, respectively, with no principal advances.

5.             PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of June 30:

	2014	2013
	(In thousands)

Land	$470	$470
Buildings and leasehold improvements	6,283	6,285
Equipment	2,772	2,745
	9,525	9,500
Accumulated depreciation and amortization	(5,488)	(5,263)

Premises and equipment, net	$4,037	$4,237

Depreciation and amortization expense on premises and equipment amounted to $334,000 and $358,000 for the years ended June 30, 2014 and 2013, respectively.

7.             DEPOSITS

The balances of deposit accounts at June 30, were as follows:
	2014	2013
	(In thousands)
Demand deposits	$53,021	$44,231
NOW accounts	86,636	92,823
Regular savings	63,993	59,467
Money market accounts	18,047	14,402
Club accounts	260	247
	221,957	211,170

Certificate accounts maturing in the years ending June 30:
2014	-	67,146
2015	59,532	23,044
2016	21,101	18,184
2017	21,030	14,752
2018	8,329	6,989
2019	15,307	-
	125,299	130,115

Total deposits	$347,256	$341,285

The aggregate amount of time deposits of $100,000 or more as of June 30, 2014 and 2013 was $61,244,000 and $61,818,000, respectively.

8.            BORROWED FUNDS

Borrowed funds consisted of the following at June 30:

	2014		2013
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(Dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$4,181	0.18%	$4,849	0.16%

Long-term FHLB of Boston (FHLB) advances
Year of maturity:
2014	-	-	2,500	2.86
2015	1,000	3.35	1,000	3.35
2016	10,000	3.17	10,000	3.17
2017*	14,500	3.42	12,000	3.89
2018*	28,000	2.34	28,000	2.34
Total	53,500	2.81	53,500	2.89

Total borrowed funds	$57,681	2.60%	$58,349	2.66%

*Includes $18,000,000 of advances callable by the FHLB of Boston in 2015.

As of June 30, 2014 and 2013, loans with a principal balance of $47,106,000 and $58,570,000, respectively, were specifically pledged to secure available borrowings from the FHLB.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston in the amount of $2,354,000 and a liquidity line of credit with Bankers Bank Northeast in the amount of $4,000,000.  No amounts were outstanding on these lines of credit at June 30, 2014 and 2013.

Securities sold under agreements to repurchase as of June 30, 2014 and 2013 consist of securities sold on a short-term basis by the Bank that have been accounted for as borrowings.  The securities consist of U.S. Government-sponsored and guaranteed mortgage-backed securities that are held in the Bank’s safekeeping account at State Street Bank and Trust under the control of the Bank and pledged to the purchasers of the securities.

9.             INCOME TAXES

The following are components of income tax expense (benefit) for the fiscal years ended June 30:

	2014	2013
	(In thousands)
Current:
Federal	$57	$(434)
State	1	1
Total current	58	(433)
Deferred:
Federal	94	738
State	-	-
Total deferred	94	738

Income tax expense	$152	$305

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

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows for the years ended June 30:

	2014	2013
	(In thousands)

Federal income tax at statutory rates	$393	$558
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	1	1
Dividends received deduction	(111)	(112)
Bank-owned life insurance	(99)	(166)
Tax-exempt municipal income, net	(1)	(2)
Other, net	(31)	26

Income tax expense	$152	$305

Effective tax rates	13.2%	18.6%
88

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of June 30:

	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$668	$840
Net unrealized holding loss on available-for-sale securities	125	272
Deferred compensation	167	162
Stock-based compensation	78	79
Impairment losses on securities available-for-sale	859	859
Accrued expenses	177	157
Post retirement benefits	59	55
Interest receivable on non-accrual loans	64	61
Federal carryovers	1,818	1,594
Other	98	56
Gross deferred tax asset	4,113	4,135

Deferred tax liabilities:
Depreciation and amortization	(1,181)	(1,025)
Deferred loan costs	(239)	(207)
Other	(32)	-
Gross deferred tax liability	(1,452)	(1,232)

Net deferred tax asset	$2,661	$2,903

At June 30, 2014, federal carryovers consist of Alternative Minimum Tax credit carryovers of $1,196,000 which have no expiration date, $1,738,000 of net operating loss carryovers which expire on June 30, 2032 and $92,000 of contribution carryovers which expire on June 30, 2018.

Retained earnings at June 30, 2014 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions.  It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of approximately $777,000 have not been recognized as of June 30, 2014 and 2013.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of June 30, 2014 and 2013, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2011 through June 30, 2014.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended June 30, 2014 and 2013.
89

10.         OTHER COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

As of June 30, 2014 the Company leases space for its Gales Ferry (land lease), Griswold and Putnam Price Chopper branch offices.  The leases for the branch offices expire March 14, 2020, October 31, 2019 and August 31, 2016, respectively.  All leases contain renewal options at the Company’s discretion.  The Company also has miscellaneous equipment leases with various terms.  The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2014:

Rental
Expense Due
(In thousands)

2015	$151
2016	151
2017	108
2018	99
2019	99
Thereafter	47

Total	$655

Total rental expense amounted to $151,000 and $162,000 for the years ended June 30, 2014 and 2013, respectively.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  During the years ended June 30, 2014 and 2013, there were no significant transfers between level 1 and level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis

The following summarizes assets measured at fair value on a recurring basis for the years ended:

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2014

Securities available-for-sale:
U. S. Government and government-sponsored securities	$976	$-	$976	$-
Corporate bonds and other securities	5,163	-	5,163	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,262	-	25,262	-
Non-agency mortgage-backed securities	6,680	-	6,680	-
Equity securities	10,000	-	-	10,000

Total	$48,081	$-	$38,081	$10,000

June 30, 2013

Securities available-for-sale:
U. S. Government and government-sponsored securities	$961	$-	$961	$-
Corporate bonds and other securities	4,873	-	4,873	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	15,065	-	15,065	-
Non-agency mortgage-backed securities	7,551	-	7,551	-
Equity securities	10,000	-	-	10,000

Total	$38,450	$-	$28,450	$10,000

At June 30, 2014 and 2013, level 3 assets consisted of available-for-sale auction-rate trust preferred securities (ARPs).  Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”). The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

The Company had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market. As a result, the Company modified its methodology for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield (dividend) earned by the Company through the Class A certificates compared with the nominal rate (dividend) available to a direct owner of the collateral preferred shares, with the resulting estimated fair value not to exceed par.  All dividends are current.  The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The table below represent the changes in Level 3 assets measured at fair value on a recurring basis for the years ended June 30, 2014 and 2013:

Auction Rate Trust
Preferred Securities
(In thousands)

Beginning balance, July 1, 2012	$9,636

Total gains or losses (realized/unrealized) included in earnings	-
Total unrealized gains included in other comprehensive income	364

Ending balance, June 30, 2013	10,000

Total gains or losses (realized/unrealized) included in earnings	-
Total unrealized gains included in other comprehensive income	-

Ending balance, June 30, 2014	$10,000

There were no liabilities measured at fair value on a recurring basis at June 30, 2014 and 2013.

Assets Measured at Fair Value on a Non-Recurring Basis

Under certain circumstances the Company makes adjustments to fair value for assets not measured at fair value on a recurring basis.  The following table presents the assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at June 30, 2014 and 2013, for which a nonrecurring fair value adjustment has been recorded:

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2014
	(In thousands)
June 30, 2014
Impaired loans	$548	$-	$-	$548	$230
Other real estate owned	869	-	-	869	189
	$1,417	$-	$-	$1,417	$419

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2013
	(In thousands)
June 30, 2013
Impaired loans	$1,577	$-	$-	$1,577	$206
Other real estate owned	290	-	-	290	48

	$1,867	$-	$-	$1,867	$254

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

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2014 and 2013.

The estimated fair values and carrying values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30:

	2014
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value

	(In thousands)
Financial assets:
Cash and cash equivalents	$7,335	$7,335	$-	$-	$7,335
Available-for-sale securities	48,081	-	38,081	10,000	48,081
Held-to-maturity securities	142,176	-	143,257	-	143,257
Federal Home Loan Bank Stock	5,927	-	-	5,927	5,927
Loans held-for-sale	100	-	-	101	101
Loans, net	230,126	-	-	231,986	231,986
Accrued interest receivable	1,018	-	-	1,018	1,018

Financial liabilities:
Deposits	347,256	-	-	349,235	349,235
Mortgagors’ escrow accounts	2,267	-	-	2,267	2,267
Federal Home Loan Bank advances	53,500	-	55,196	-	55,196
Securities sold under agreements to repurchase	4,181	-	4,181	-	4,181
Accrued interest payable	124	-	-	124	124

	2013
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$12,793	$12,793	$-	$-	$12,793
Available-for-sale securities	38,450	-	28,450	10,000	38,450
Held-to-maturity securities	134,989	-	135,418	-	135,418
Federal Home Loan Bank Stock	6,953	-	-	6,953	6,953
Loans held-for-sale	1,037	-	-	1,006	1,006
Loans, net	232,171	-	-	234,923	234,923
Accrued interest receivable	1,013	-	-	1,013	1,013

Financial liabilities:
Deposits	341,285	-	-	343,492	343,492
Mortgagors’ escrow accounts	2,120	-	-	2,120	2,120
Federal Home Loan Bank advances	53,500	-	55,260	-	55,260
Securities sold under agreements to repurchase	4,849	-	4,849	-	4,849
Accrued interest payable	143	-	-	143	143

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

Notional amounts of commitments with off-balance-sheet credit risk are as follows as of June 30:

	2014	2013
	(In thousands)

Commitments to originate loans	$2,867	$3,537
Unadvanced portions of loans:
Construction loans	1,658	1,745
Lines of credit	12,217	11,912
Letters of credit	488	746

Outstanding commitments	$17,230	$17,940

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted tangible assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined).  Management believes, as of June 30, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2014, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, tangible equity and Core capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2014 and 2013 are presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2014:
Tangible Equity Capital (to Tangible Assets)	$40,093	8.87%	$6,781	1.50%	N/A	N/A
Tier 1 Capital (to Adjusted Total Assets)	40,093	8.87	18,083	4.00	22,604	5.00%
Tier 1 Capital (to Risk-Weighted Assets)	40,093	17.62	9,099	4.00	13,649	6.00
Total Capital (to Risk-Weighted Assets)	42,494	18.68	18,199	8.00	22,749	10.00

As of June 30, 2013:
Tangible Equity Capital (to Tangible Assets)	$38,786	8.70%	$6,687	1.50%	N/A	N/A
Tier 1 Capital (to Adjusted Total Assets)	38,786	8.70	17,831	4.00	22,288	5.00%
Tier 1 Capital (to Risk-Weighted Assets)	38,786	17.00	9,126	4.00	13,689	6.00
Total Capital (to Risk-Weighted Assets)	41,500	18.19	18,252	8.00	22,814	10.00

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	June 30,
	2014	2013
	(In thousands)

Total consolidated equity	$51,451	$50,081
Adjustments:
Equity capital of PSB Holdings, Inc.	(4,052)	(4,048)
Intangible assets	(5,791)	(6,026)
Disallowed servicing assets	(9)	-
Disallowed deferred tax assets	(1,731)	(1,724)
Unrealized losses on available-for-sale securities	225	503
Tier 1 Capital	40,093	38,786
Allowance for loan losses and off-balance sheet reserves	2,401	2,714

Total Risk-Based capital	$42,494	$41,500

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company.  The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OCC rules and regulations.

On June 20, 2012, the Bank entered into an agreement with the OCC (the “Agreement”).  As part of the Agreement, the OCC required the Bank to take a number of specific corrective actions, and required that the Bank not undertake certain actions without obtaining prior approval of the OCC.  The Bank has taken all necessary corrective actions and the Agreement was terminated on February 25, 2014.

14.          BENEFIT PLANS

Defined Contribution Plan

The Company has a defined contribution plan that covers substantially all of the Company’s employees.  Contributions to the plan are discretionary and are voted on annually by the Board of Directors of the Company.  The Company recognized expense related to the plan of $147,000 and $160,000 for the years ended June 30, 2014 and 2013, respectively.

401(k) Plan

The Company has a 401(k) plan covering each eligible employee.  Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Company to be eligible to participate.  Employees may defer compensation up to certain limits defined in the Internal Revenue Code.  The Company’s matching contribution is discretionary.  For the years ended June 30, 2014 and 2013, the Company chose to contribute 50% and 25%, respectively, of an employee’s deferral on a maximum of 4% of the employee’s salary.  The Company contributed $65,000 and $34,000 to the plan during the years ended June 30, 2014 and 2013, respectively.

Other Postretirement Benefit Plan

The Company has recorded a liability for its future postretirement benefit obligations under certain death benefit agreements.  The total liability for the arrangements included in other liabilities was $172,000 at June 30, 2014 and $162,000 at June 30, 2013.  Expense under this arrangement was $10,000 for 2014 and $25,000 for 2013.  Death benefits of $25,000 were paid under this arrangement in 2013.  No death benefits were paid under this arrangement in 2014.

Employee Stock Ownership Plan

The Company established the ESOP on October 4, 2004 in connection with its common stock offering.  The ESOP purchased 257,062 shares of the common stock of the Company.  To fund the purchase, the ESOP borrowed $2.6 million from the Company at an initial variable rate of 4.75%, to be repaid on a pro-rata basis in 20 substantially equal annual installments.  The borrowing was at a current rate of 3.25% as of June 30, 2014 and 2013.  The collateral for the loan is the common stock of the Company purchased by the ESOP.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants.  The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation.  As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes.  The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated balance sheets.  ESOP expense for the years ended June 30, 2014 and 2013 was $81,000 and $66,000, respectively.  At June 30, 2014 and 2013 there were 126,071 and 113,292 allocated shares, respectively, and 130,991 and 143,770 unallocated shares, respectively.  The fair value of unallocated ESOP shares at June 30, 2014 and 2013 was $880,000 and $807,000, respectively.

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

A summary of the status of the Incentive Plan as of June 30, 2014 and 2013 and changes during the years then ended is presented below:

	2014		2013
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of year	222,921	$10.62	222,921	$10.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(23,815)	$10.60	-	-

Outstanding at end of year	199,106	$10.62	222,921	$10.62

Options exercisable at end of year	199,106	$10.62	222,921	$10.62

The following table summarizes information about stock options outstanding as of June 30, 2014:

Options Outstanding				Options Exercisable
		Weighted-Average
Weighted-Average	Number	Remaining	Aggregate	Number	Weighted-Average
Exercise Price	Outstanding	Contractual Life	Intrinsic Value	Exercisable	Exercise Price

$10.60	170,106	1.36	$-	170,106	$10.60
10.70	23,000	2.90	-	23,000	10.70
10.78	6,000	1.94	-	6,000	10.78

At June 30, 2014 and 2013, there were no unrecognized compensation costs related to nonvested share based compensation.  The Company recorded no share-based compensation expense for the years ended June 30, 2014 and 2013 in connection with the stock option and restricted stock awards as all awards have fully vested.

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

The components of accumulated other comprehensive loss included in stockholders’ equity and related tax effects are as follows:

	At June 30,
	2014	2013
	(In thousands)

Net unrealized loss on securities available-for-sale	$(362)	$(795)
Tax effect	125	272

Accumulated other comprehensive loss	$(237)	$(523)

The June 30, 2014 and 2013 ending balances include $60,000 and $207,000, respectively, of pre-tax unrealized losses on securities which other-than-temporary impairment has been recognized.

PSB Holdings, Inc. and Subsidiary
(Parent Company Only)

Balance Sheets

June 30, 2014 and 2013
(In thousands)

16.          PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Parent Company) and should be read in conjunction with the consolidated financial statements of the Company.

	2014	2013

ASSETS

Cash and due from depository institutions	$805	$787
Investment in Putnam Bank	47,399	46,033
Investment in available-for-sale securities, at fair value	1,044	1,057
Loan to ESOP	1,607	1,737
Other assets	623	490

Total assets	$51,478	$50,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$27	$23
Stockholders’ equity	51,451	50,081

Total liabilities and stockholders’ equity	$51,478	$50,104

PSB Holdings, Inc. and Subsidiary
(Parent Company Only)

Statements of Income

For the Years Ended June 30, 2014 and 2013
(In thousands)

	2014	2013

Interest and dividends on investments	$12	$15
Interest on ESOP loan	55	59
Total interest and dividend income	67	74

Other expense	224	225
Loss before income tax benefit and equity in undistributed net income of subsidiary	(157)	(151)
Income tax benefit	(72)	(51)

Loss before equity in undistributed net income of subsidiary	(85)	(100)
Equity in undistributed net income of subsidiary	1,088	1,437

Net income	$1,003	$1,337

PSB Holdings, Inc. and Subsidiary
(Parent Company Only)

Statements of Cash Flows

June 30, 2014 and 2013
(In thousands)

	2014	2013

Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash used in operating activities:	$1,003	$1,337
Amortization of securities, net	-	1
Amortization of ESOP expense	81	66
(Increase) decrease in other assets	(71)	14
Increase in due from subsidiary	(67)	-
Increase in other liabilities	4	2
Undistributed net income of subsidiary	(1,088)	(1,437)
Net cash used in operating activities	(138)	(17)

Cash flows from investing activities:
Purchase of available-for-sale securities	-	(1,000)
Proceeds from maturities of available-for-sale securities	26	69
Proceeds from calls, maturities of held-to-maturity securities	-	1,000
Principal payments received on loan to ESOP	130	126
Net cash provided by investing activities	156	195

Cash flows from financing activities:
Shares issued	-	53
Net cash provided by financing activities	-	53

Net increase in cash and cash equivalents	18	231
Cash and cash equivalents at beginning of year	787	556

Cash and cash equivalents at end of year	$805	$787

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

 There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).”  Based on such assessment, management believes that, as of June 30, 2014, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Information concerning directors and executive officers of PSB Holdings is incorporated herein by reference from our definitive Proxy Statement to be dated October 6, 2014 related to the 2014 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

Set forth below is information as of June 30, 2014 regarding equity compensation plans.  Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

	Number of Securities to be
	Issued upon Exercise of				Number of Securities
	Outstanding Options and		Weighted Average		Remaining Available for
Plan	Rights		Exercise Price		Issuance under the Plans

Equity compensation plans approved by stockholders	199,106	(1)	$10.62	(2)	156,824	(3)

Equity compensation plans not approved by stockholders	-------		-----		-------
Total	199,106	(1)	$10.62	(2)	156,824	(3)

(1)	Reflects options to purchase shares of common stock awarded under the Incentive Plan.
(2)	Relates to 199,106 outstanding stock options.
(3)	Includes 15,717 shares of restricted stock and 141,107 options available for issuance under the Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)(3) Exhibits.
3.1	Charter of PSB Holdings, Inc.*

3.2	Bylaws of PSB Holdings, Inc.*

3.3	Amended Bylaws of PSB Holdings, Inc.*****

4.	Form of Common Stock Certificate of PSB Holdings, Inc.*

10.1	Employee Stock Ownership Plan*

10.2	Deferred Compensation Plan*

10.3	PSB Holdings, Inc. 2005 Stock-Based Incentive Plan**

10.4	Agreement By and Between Putnam Bank, Putnam, Connecticut and The Comptroller of the Currency****

14.	Code of Ethics***

21	Subsidiaries of Registrant*

23.1	Consent of Wolf & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-K for the twelve months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

107

*
Incorporated by reference to the Registration Statement on Form SB-2 of PSB Holdings, Inc. (file no. 333-116364), originally filed with the Securities and Exchange Commission on June 10, 2004, as amended.

**	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated September 20, 2005 as filed with the Securities and Exchange Commission on September 19, 2005.
***	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for year ended June 30, 2007, filed with the Securities and Exchange Commission on September 21, 2007.
****	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission on September 25, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.

Date: September 24, 2014	By:	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas A. Borner	President, Chief Executive Officer and Vice-Chairman of the Board	September 24, 2014
Thomas A. Borner	(Principal Executive Officer)

/s/ Robert J. Halloran, Jr.	Executive Vice-President and Treasurer (Principal Financial and Accounting Officer)	September 24, 2014
Robert J. Halloran, Jr.

/s/ Charles W. Bentley, Jr.	Director	September 24, 2014
Charles W. Bentley, Jr.

/s/ Jitendra K. Sinha	Director	September 24, 2014
Jitendra K. Sinha

/s/ Paul M. Kelly	Director	September 24, 2014
Paul M. Kelly

/s/ Richard A. Loomis	Director	September 24, 2014
Richard A. Loomis

/s/ John P. Miller	Director	September 24, 2014
John P. Miller

/s/ Charles H. Puffer	Chairman of the Board	September 24, 2014
Charles H. Puffer

