Form 10-Q
period 2014-09-30
PSB Holdings, Inc.
filed 2014-11-12
CIK 1293211

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

As of October 31, 2014, there were 6,541,561 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

PSB Holdings, Inc.
 Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2014	2014
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$4,884	$4,573
Interest-bearing demand deposits with other banks	7,385	2,762
Total cash and cash equivalents	12,269	7,335
Securities available-for-sale, at fair value	46,774	48,081
Securities held-to-maturity (fair value of $151,015 as of
September 30, 2014 and $143,257 as of June 30, 2014)	150,248	142,176
Federal Home Loan Bank stock, at cost	5,371	5,927
Loans held-for-sale	541	100
Loans	232,340	232,506
Less: Allowance for loan losses	(2,348)	(2,380)
Net loans	229,992	230,126
Premises and equipment	3,982	4,037
Accrued interest receivable	1,128	1,018
Other real estate owned	1,395	1,549
Goodwill	6,912	6,912
Bank-owned life insurance	9,221	9,150
Deferred tax asset	2,614	2,661
Other assets	1,471	1,967

Total assets	$471,918	$461,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$53,800	$53,021
Interest-bearing	295,137	294,235
Total deposits	348,937	347,256
Mortgagors’ escrow accounts	1,156	2,267
Federal Home Loan Bank advances	53,500	53,500
Securities sold under agreements to repurchase	14,261	4,181
Other liabilities	2,194	2,384
Total liabilities	420,048	409,588

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized,
6,943,125 shares issued, 6,541,561 shares outstanding
at September 30, 2014 and June 30, 2014	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	26,087	25,793
Accumulated other comprehensive loss	(144)	(237)
Unearned ESOP shares	(1,278)	(1,310)
Treasury stock, at cost (401,564 shares at
September 30, 2014 and June 30, 2014)	(4,091)	(4,091)
Total stockholders’ equity	51,870	51,451

Total liabilities and stockholders’ equity	$471,918	$461,039

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Net Income
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,483	$2,619
Interest and dividends on investments	1,017	839
Total interest and dividend income	3,500	3,458

Interest expense:
Deposits and escrow	571	665
Borrowed funds	384	393
Total interest expense	955	1,058
Net interest and dividend income	2,545	2,400

Provision for loan losses	-	20
Net interest and dividend income after provision
for loan losses	2,545	2,380

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(300)	(11)
Portion of losses recognized in other comprehensive income	197	8
Net impairment losses recognized in earnings	(103)	(3)
Fees for services	454	443
Mortgage banking activities	33	26
Net commissions from brokerage service	18	27
Income from bank-owned life insurance	71	78
Other income	48	36
Total non-interest income	521	607

Non-interest expense:
Compensation and benefits	1,522	1,447
Occupancy and equipment	306	304
Data processing	235	189
LAN/WAN network	36	36
Advertising and marketing	39	43
OCC assessment	32	47
FDIC deposit insurance	67	152
Other real estate owned	69	23
Write-down of other real estate owned	-	66
Other	390	407
Total non-interest expense	2,696	2,714
Income before income tax expense	370	273

Income tax expense	67	30
NET INCOME	$303	$243

Earnings per common share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
	(in thousands)
Net Income	$303	$243

Other comprehensive income:
Net unrealized holding gains on
available-for-sale securities	235	39
Reclassification adjustment for losses
realized in income on available-for-sale securities (1)	103	3
Non-credit portion of other-than-temporary losses on
available-for-sale securities	(197)	(8)

Other comprehensive income before tax	141	34
Income tax expense related to other
comprehensive income	(48)	(12)
Other comprehensive income net of tax	93	22
Total comprehensive income	$396	$265

(1)
Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income.  Income tax benefit associated with the reclassification adjustments were $35,000 and $1,000 for the three months ended September 30, 2014 and 2013, respectively.

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended September 30, 2014 and 2013
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
	(dollars in thousands)

Balances at June 30, 2013	$694	$30,602	$24,836	$(523)	$(1,437)	$(4,091)	$50,081

Comprehensive income	-	-	243	22	-	-	265
ESOP shares committed to be released (3,195 shares)	-	-	(12)	-	31	-	19

Balances at September 30, 2013	$694	$30,602	$25,067	$(501)	$(1,406)	$(4,091)	$50,365

Balances at June 30, 2014	$694	$30,602	$25,793	$(237)	$(1,310)	$(4,091)	$51,451

Comprehensive income	-	-	303	93	-	-	396
ESOP shares committed to be released (3,195 shares)	-	-	(9)	-	32	-	23

Balances at September 30, 2014	$694	$30,602	$26,087	$(144)	$(1,278)	$(4,091)	$51,870

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
 Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$303	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	285	398
Impairment losses on securities	103	3
Net (increase) decrease in loans held-for-sale	(441)	857
Amortization of deferred loan costs, net	37	21
Provision for loan losses	-	20
Gain on sale of other real estate owned, net	(48)	(16)
Write-down of other real estate owned	-	66
Loss on sale of premises and equipment	-	1
Depreciation and amortization - premises and equipment	86	85
Amortization - software	30	25
Decrease in accrued interest receivable and other assets	377	167
Increase in cash surrender value of bank-owned life insurance	(71)	(78)
Decrease in other liabilities	(190)	(128)
Deferred tax expense	-	92
Amortization of ESOP expense	23	19
Net cash provided by operating activities	494	1,775
Cash flows from investing activities
Purchase of available-for-sale securities	-	(15,986)
Proceeds from sales, calls, pay downs and maturities of available-for-sale securities	1,315	2,130
Purchase of held-to-maturity securities	(14,476)	(2,373)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	6,148	9,812
Redemption of Federal Home Loan Stock	556	-
Loan principal (originations) repayments, net	(253)	1,296
Recoveries of loans previously charged off	21	14
Proceeds from sale of other real estate owned	531	229
Capital expenditures - premises and equipment	(31)	(21)
Capital expenditures - software	(21)	-
Net cash used in investing activities	(6,210)	(4,899)
Cash flows from financing activities
Net increase (decrease) in deposit accounts	1,681	(5,240)
Net decrease in mortgagors’ escrow accounts	(1,111)	(1,057)
Proceeds from Federal Home Loan Bank advances	-	3,000
Net increase in securities sold under agreements to repurchase	10,080	1,076
Net cash provided by (used in) financing activities	10,650	(2,221)
Net increase (decrease) in cash and cash equivalents	4,934	(5,345)
Cash and cash equivalents at beginning of year	7,335	12,793
Cash and cash equivalents at end of period	$12,269	$7,448
Supplemental disclosures
Cash paid during the period for:
Interest	$954	$1,073
Income taxes (refunded) paid, net	(554)	1
Loans transferred to other real estate owned	329	376

See accompanying notes to consolidated financial statements.

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

NOTE 2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2015.  These financial statements should be read in conjunction with the 2014 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 24, 2014.

NOTE 3 – Recent Accounting Pronouncements

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

Receivables – Troubled Debt Restructurings by Creditors. In August 2014, FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure which provides guidance on when government guaranteed loans should be derecognized upon foreclosure. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR.  All TDRs are classified as impaired.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2014	September 30, 2013
Net income	$303,000	$243,000

Weighted average common shares applicable to EPS	6,410,605	6,397,826
Effect of dilutive potential common shares (1)	-	-
Weighted average common shares applicable to diluted EPS	6,410,605	6,397,826
Earnings per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

(1)      For the three months ended September 30, 2014 and 2013, options to purchase 199,106 were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value and estimated fair values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
September 30, 2014
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(35)	$965

Corporate bonds and other securities:
Due after ten years	5,999	-	(769)	5,230

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
Due from one through five years	609	31	-	640
From five through ten years	10,942	88	(7)	11,023
After ten years	11,972	423	(34)	12,361
	23,523	542	(41)	24,024

Non-agency mortgage-backed securities:
Due after ten years	6,473	392	(298)	6,567
Total debt securities	36,995	934	(1,143)	36,786

Equity securities:
Auction rate preferred	10,000	-	(12)	9,988

Total available-for-sale securities	$46,995	$934	$(1,155)	$46,774

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$6,238	$-	$(50)	$6,188
From five through ten years	3,955	91	(7)	4,039
	10,193	91	(57)	10,227

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
Due from five through ten years	4,153	159	-	4,312
After ten years	135,902	1,735	(1,161)	136,476
	140,055	1,894	(1,161)	140,788
Total held-to-maturity securities	$150,248	$1,985	$(1,218)	$151,015

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
June 30, 2014:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from five through ten years	$1,000	$-	$(24)	$976

Corporate bonds and other securities:
Due after ten years	5,999	-	(836)	5,163

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	684	37	-	721
From five through ten years	11,593	189	-	11,782
After ten years	12,426	377	(44)	12,759
	24,703	603	(44)	25,262

Non-agency mortgage-backed securities:
Due after ten years	6,741	321	(382)	6,680
Total debt securities	38,443	924	(1,286)	38,081

Equity securities:
Auction rate preferred	10,000	-	-	10,000

Total available-for-sale securities	$48,443	$924	$(1,286)	$48,081

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$5,262	$4	$(28)	$5,238
From five through ten years	4,929	122	-	5,051
	10,191	126	(28)	10,289

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from five through ten years	4,445	190	-	4,635
After ten years	127,540	1,831	(1,038)	128,333
	131,985	2,021	(1,038)	132,968
Total held-to-maturity securities	$142,176	$2,147	$(1,066)	$143,257

There were no realized gains or losses on sales of available-for-sale securities for the three months ended September 30, 2014 or 2013.  Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.  There were other-than-temporary impairment charges on available-for-sale securities of $103,000 realized in income during the three months ended September 30, 2014. The write-downs included total other-than-temporary impairment losses of $300,000, net of $197,000 recognized in other comprehensive income, before taxes.  There were other-than-temporary impairment charges on available-for-sale securities of $3,000 realized in income during the three months ended September 30, 2013.  The write-downs included total other-than-temporary impairment losses of $11,000, net of $8,000 recognized in other comprehensive income, before taxes.   See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

September 30, 2014:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$-	$-	$965	$35	$965	$35
Corporate bonds and other securities	-	-	5,230	769	5,230	769
U.S. Government-sponsored and guaranteed
mortgage-backed securities	1,081	7	2,661	34	3,742	41
Equity securities	2,988	12	-	-	2,988	12
Total temporarily impaired available-for-sale	4,069	19	8,856	838	12,925	857

Held-to-maturity:
U.S. Government and government-sponsored
securities	4,965	23	3,222	34	8,187	57
U.S. Government-sponsored and guaranteed
mortgage-backed securities	42,903	216	41,497	945	84,400	1,161
Total temporarily impaired held-to-maturity	47,868	239	44,719	979	92,587	1,218

Other-than-temporarily impaired debt
securities (1):
Non-agency mortgage-backed securities	-	-	3,210	298	3,210	298

Total temporarily-impaired and other-
than-temporarily impaired securities	$51,937	$258	$56,785	$2,115	$108,722	$2,373

June 30, 2014:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$-	$-	$976	$24	$976	$24
Corporate bonds and other obligations	-	-	5,163	836	5,163	836
U.S. Government-sponsored and guaranteed
mortgage-backed securities	2,370	1	3,931	43	6,301	44
Total temporarily impaired available-for-sale	2,370	1	10,070	903	12,440	904

Held-to-maturity:
U.S. Government and government-sponsored
securities	1,004	1	3,229	27	4,233	28
U.S. Government-sponsored and guaranteed
mortgage-backed securities	31,059	103	46,612	935	77,671	1,038
Total temporarily impaired held-to-maturity	32,063	104	49,841	962	81,904	1,066

Other-than-temporarily impaired debt
securities (1):
Non-agency mortgage-backed securities	-	-	3,301	382	3,301	382

Total temporarily-impaired and other-
than-temporarily impaired securities	$34,433	$105	$63,212	$2,247	$97,645	$2,352

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income/loss.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2014 and June 30, 2014, there were 61 and 57 individual investment securities, respectively, with aggregate depreciation of 2.1% and 1.3%, respectively, from the Company’s amortized cost basis.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  As of September 30, 2014, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.2 million, all of which were classified as available-for-sale.  The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At September 30, 2014, our auction-rate trust preferred securities (ARP) portfolio had unrealized losses totaling $12,000.  Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At September 30, 2014, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

For the three months ended September 30, 2014, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (in thousands):

Balance as of June 30, 2013	$15,733
Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	10
Reductions for securities sold during the period	-

Balance as of June 30, 2014	15,743

Credit losses on securities for which other-than-temporary impairment
was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary
impairment charge was previously recorded	103
Reductions for securities sold during the period	-

Balance as of September 30, 2014	$15,846

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2014 and June 30, 2014:

	September 30,	June 30,
	2014	2014
	(in thousands)

Real Estate:
Residential (1)	$183,675	$184,380
Commercial	44,524	43,887
Residential construction	2,385	2,661
Commercial	1,894	1,904
Consumer and other	607	627

Total loans	233,085	233,459

Unadvanced construction loans	(1,505)	(1,658)
	231,580	231,801
Net deferred loan costs	760	705
Allowance for loan losses	(2,348)	(2,380)

Loans, net	$229,992	$230,126

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

The following table presents the Company’s loan classes by internally assigned grades at September 30, 2014 and June 30, 2014:

	Residential	Commercial	Residential		Consumer
September 30, 2014	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$179,603	$34,118	$1,223	$1,555	$607	$217,106
Special Mention	323	2,060	-	-	-	2,383
Substandard	3,749	6,348	-	339	-	10,436
Doubtful	-	1,655	-	-	-	1,655
Loss	-	-	-	-	-	-
Total	$183,675	$44,181	$1,223	$1,894	$607	$231,580

	Residential	Commercial	Residential		Consumer
June 30, 2014	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$180,080	$33,034	$1,575	$1,459	$627	$216,775
Special Mention	175	2,065	-	-	-	2,240
Substandard	4,125	6,553	-	445	-	11,123
Doubtful	-	1,663	-	-	-	1,663
Loss	-	-	-	-	-	-
Total	$184,380	$43,315	$1,575	$1,904	$627	$231,801

There were no modifications deemed to be troubled debt restructures for the three months ended September 30, 2014 or September 30, 2013.

The following is a summary of troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three months ended September 30, 2013.  There were no troubled debt restructurings that subsequently defaulted within one year of modification during the three months ended September 30, 2014.

	Three months ended September 30, 2013
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Real Estate:
Residential	1	$495

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At September 30,	At June 30,
	2014	2014
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,608	$3,977
Commercial real estate	2,932	3,051
Commercial	27	28
Total non-accrual loans	6,567	7,056

Accruing loans past due 90 days or more:	-	-

Total non-performing loans	6,567	7,056

Other real estate owned	1,395	1,549
Total non-performing assets	$7,962	$8,605

Total non-performing loans to total loans	2.84%	3.04%
Total non-performing assets to total assets	1.69%	1.87%

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

The following table sets forth information regarding past due loans at September 30, 2014 and June 30, 2014:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At September 30, 2014	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$504	$818	$1,316	$2,638
Commercial	-	1,539	2,122	3,661
Consumer and other	10	-	-	10
Total	$514	$2,357	$3,438	$6,309

At June 30, 2014

Real Estate:
Residential	$358	$571	$1,497	$2,426
Commercial	-	383	2,208	2,591
Consumer and other	6	-	-	6
Total	$364	$954	$3,705	$5,023

The following is a summary of information pertaining to impaired loans at September 30, 2014 and June 30, 2014:

	At September 30, 2014			At June 30, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$2,067	$2,192		$2,101	$2,229
Commercial	3,844	4,320		3,646	4,122
Commercial	294	294		397	397
Total impaired with no valuation allowance	6,205	6,806		6,144	6,748

Impaired loans with a valuation allowance:
Real Estate:
Residential	1,433	1,493	$94	1,651	1,711	$104
Commercial	370	433	29	741	804	104
Total impaired with a valuation allowance	1,803	1,926	123	2,392	2,515	208

Total Impaired Loans:
Real Estate:
Residential	3,500	3,685	94	3,752	3,940	104
Commercial	4,214	4,753	29	4,387	4,926	104
Commercial	294	294	-	397	397	-
Total impaired loans	$8,008	$8,732	$123	$8,536	$9,263	$208

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$3,626	$12	$-	$3,831	$19	$7
Commercial	4,300	21	-	3,504	3	-
Commercial	346	5	-	-	-	-
Consumer and other	-	-	-	16	-	-
Total impaired loans	$8,272	$38	$-	$7,351	$22	$7

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended September 30, 2014 and 2013 is as follows:

Three months ended
September 30, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,279	$907	$13	$12	$24	$145	$2,380
Charge-offs	(6)	(32)	-	-	(15)	-	(53)
Recoveries	12	-	-	3	6	-	21
Provision (credit)	(17)	(11)	(3)	(3)	9	25	-
Ending Balance	$1,268	$864	$10	$12	$24	$170	$2,348

Three months ended
September 30, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,201	$1,315	$22	$17	$36	$102	$2,693
Charge-offs	(141)	-	-	-	(13)	-	(154)
Recoveries	3	-	3	3	5	-	14
Provision (credit)	175	(151)	(10)	(1)	1	6	20
Ending Balance	$1,238	$1,164	$15	$19	$29	$108	$2,573

Further information pertaining to the allowance for loan losses at September 30, 2014 and June 30, 2014 is as follows:

At September 30, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$94	$29	$-	$-	$-	$-	$123

Ending balance: Amount of allowance for loan
losses for non-impaired loans	$1,174	$835	$10	$12	$24	$170	$2,225

Ending balance: Impaired loans	$3,500	$4,214	$-	$294	$-	$-	$8,008

Ending balance: Non-impaired loans	$180,174	$39,968	$1,223	$1,600	$607	$-	$223,572

At June 30, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Ending balance: Amount of allowance for loan losses for impaired loans	$104	$104	$-	$-	$-	$-	$208

Ending balance: Amount of allowance for loan
losses for non-impaired loans	$1,175	$803	$13	$12	$24	$145	$2,172

Ending balance: Impaired loans	$3,752	$4,387	$-	$397	$-	$-	$8,536

Ending balance: Non-impaired loans	$180,628	$38,928	$1,575	$1,507	$627	$-	$223,265

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

The components of accumulated other comprehensive loss and related tax effects are as follows:

	September 30,	June 30,
	2014	2014
	(in thousands)
Net unrealized loss on securities available-for-sale	$(221)	$(362)
Tax effect	77	125
Accumulated other comprehensive loss	$(144)	$(237)

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

Level 2 – Valuations for assets traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets.

Level 3 – Valuations for assets that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s assets carried at fair value for September 30, 2014.

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

The Company’s impaired loans and other real estate owned are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based upon appraisals of similar properties obtained from a third party and adjusted by management as needed.

The Company did not have any transfers of assets between Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2014.

The following summarizes assets measured at fair value on a recurring basis at September 30, 2014 and June 30, 2014:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At September 30, 2014	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$965	$-	$965	$-
Corporate bonds and other securities	5,230	-	5,230	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	24,024	-	24,024	-
Non-agency mortgage-backed securities	6,567	-	6,567	-
Equity securities	9,988	-	-	9,988
Total	$46,774	$-	$36,786	$9,988

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2014	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$976	$-	$976	$-
Corporate bonds and other securities	5,163	-	5,163	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,262	-	25,262	-
Non-agency mortgage-backed securities	6,680	-	6,680	-
Equity securities	10,000	-	-	10,000
Total	$48,081	$-	$38,081	$10,000

The table below represents the changes in level 3 assets measured at fair value for the three months ended September 30, 2014.

(in thousands)
Beginning balance, June 30, 2014		$10,000
Unrealized losses included in other comprehensive income		(12)
Ending balance, September 30, 2014		$9,988

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three months ended September 30, 2014 and 2013:

		Quoted Prices in			Total Losses
		Active Markets for	Significant Other	Significant	for the three
At September 30, 2014	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended
	Value	Level 1	Level 2	Level 3	September 30, 2014
	(in thousands)
Impaired loans	$146	$-	$-	$146	$(5)

		Quoted Prices in			Total Losses
		Active Markets for	Significant Other	Significant	for the three
At September 30, 2013	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended
	Value	Level 1	Level 2	Level 3	September 30, 2013
	(in thousands)

Impaired loans	$121	$-	$-	$121	$(31)
Other real estate owned	276	-	-	276	(66)
	$397	$-	$-	$397	$(97)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2014 and 2013 or June 30, 2014.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of September 30, 2014 and June 30, 2014:

	September 30, 2014
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$12,269	$12,269	$-	$-	$12,269
Securities available-for-sale	46,774	-	36,786	9,988	46,774
Securities held-to-maturity	150,248	-	151,015	-	151,015
Federal Home Loan Bank stock	5,371	-	-	5,371	5,371
Loans held-for-sale	541	-	-	544	544
Loans, net	229,992	-	-	231,917	231,917
Accrued interest receivable	1,128	-	-	1,128	1,128

Financial liabilities:
Deposits	348,937	-	-	350,791	350,791
Mortgagors’ escrow accounts	1,156	-	-	1,156	1,156
Federal Home Loan Bank advances	53,500	-	54,682	-	54,682
Securities sold under agreements to repurchase	14,261	-	14,261	-	14,261
Accrued interest payable	125	-	-	125	125

	June 30, 2014
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$7,335	$7,335	$-	$-	$7,335
Securities available-for-sale	48,081	-	38,081	10,000	48,081
Securities held-to-maturity	142,176	-	143,257	-	143,257
Federal Home Loan Bank stock	5,927	-	-	5,927	5,927
Loans held-for-sale	100	-	-	101	101
Loans, net	230,126	-	-	231,986	231,986
Accrued interest receivable	1,018	-	-	1,018	1,018

Financial liabilities:
Deposits	347,256	-	-	349,235	349,235
Mortgagors’ escrow accounts	2,267	-	-	2,267	2,267
Federal Home Loan Bank advances	53,500	-	55,196	-	55,196
Securities sold under agreements to repurchase	4,181	-	4,181	-	4,181
Accrued interest payable	124	-	-	124	124

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

At September 30, 2014 and June 30, 2014, 141,107 options and 15,717 restricted shares were available to be issued under the Incentive Plan.  There were no unvested stock awards/options outstanding at or during the three months ended September 30, 2014 and 2013, respectively.

NOTE 13 – Dividends

The Company did not declare a dividend during the three months ended September 30, 2014 and 2013.

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

The contractual amounts of outstanding commitments were as follows:
	September 30,	June 30,
	2014	2014
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,105	$2,867
Unadvanced construction loans	1,505	1,658
Unadvanced lines of credit	13,010	12,217
Standby letters of credit	384	488
Outstanding commitments	$18,004	$17,230

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at September 30, 2014 and June 30, 2014 and results of operations for the three months ended September 30, 2014 and 2013, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2014 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2014.

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

Net income amounted to $303,000 or $0.05 per basic and diluted share for the quarter ended September 30, 2014 compared to net income of $243,000 or $0.04 per basic and diluted share for the quarter ended September 30, 2013. During the quarter ended September 30, 2014, the Company recorded non-cash OTTI charges of $103,000, on non-agency mortgage-backed securities which contributed to non-interest income decreasing $86,000 during the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.  Net interest income increased $145,000 during the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.  Net interest margin increased five basis points to 2.29% from 2.24% when comparing the quarters ended September 30, 2014 and 2013, respectively.  In addition, non-interest expense decreased $18,000 during the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.  The provision for loan losses decreased $20,000 during the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013.

Comparison of Financial Condition at September 30, 2014 and June 30, 2014

Assets

Total assets increased to $471.9 million at September 30, 2014 from $461.0 million at June 30, 2014.  Cash and cash equivalents increased $4.9 million and totaled $12.3 million or 2.6% of total assets at September 30, 2014. Investments in available-for-sale securities decreased $1.3 million and totaled $46.8 million or 9.9% of total assets at September 30, 2014.  Investments in held-to-maturity securities increased $8.1 million and totaled $150.2 million or 31.8% of total assets at September 30, 2014.  The increases in cash and cash equivalents and held-to-maturity investments was due to investing cash received from the $10.1 million increase in securities sold under agreements to repurchase during the three months ended September 30, 2014.  Net loans decreased $134,000 and totaled $230.0 million or 48.7% of total assets at September 30, 2014.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and non-performing loans at September 30, 2014 and June 30, 2014.  For additional information, see “Comparison of Operating Results for the three months ended September 30, 2014 and 2013 – Provision for loan losses.”

	September 30,	June 30,
	2014	2014
	(Dollars in thousands)

Allowance for loan losses	$2,348	$2,380
Gross loans outstanding	232,340	232,506
Non-performing loans	6,567	7,056
Allowance/gross loans outstanding	1.01%	1.02%
Allowance/non-performing loans	35.8%	33.7%

Liabilities

Total liabilities increased to $420.0 million at September 30, 2014 from $409.6 million at June 30, 2014.  Total deposits increased to $348.9 million at September 30, 2014 from $347.2 million at June 30, 2014, an increase of $1.7 million or 0.5%.  Federal Home Loan Bank advances totaled $53.5 million at September 30, 2014 and June 30, 2014.  Securities sold under agreements to repurchase increased to $14.3 million at September 30, 2014 from $4.2 million at June 30, 2014, an increase of $10.1 million or 241.1%.  This change in repurchase agreements was primarily due to increases in municipality accounts.

Stockholders’ Equity

Stockholders’ equity increased to $51.9 million at September 30, 2014 from $51.5 million at June 30, 2014, primarily due to net income of $303,000 for the three months ended September 30, 2014.

Comparison of Operating Results for the Three months ended September 30, 2014 and 2013

Interest and Dividend Income

Interest and dividend income increased $42,000 or 1.2% to $3.5 million for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.  This was primarily due to an increase in average interest-bearing assets of $17.1 million from September 30, 2013 to September 30, 2014. Average investment securities increased $12.3 million to $197.4 million for the quarter ended September 30, 2014 compared to $185.1 million for the quarter ended September 30, 2013.  Average other earning assets increased $6.9 million to $10.9 million for the quarter ended September 30, 2014 compared to $4.0 million for the quarter ended September 30, 2013.  Average loans decreased by $2.1 million to $233.2 million for the quarter ended September 30, 2014 compared to $235.3 million for the quarter ended September 30, 2013.  This was partially offset by a decrease in yield on earning assets of eight basis points to 3.15% for the quarter ended September 30, 2014 compared to 3.23% for the quarter ended September 30, 2013.  The yield on investment securities increased 24 basis points to 2.03% for the quarter ended September 30, 2014 compared to 1.79% for the quarter ended September 30, 2013.  The yield on loans decreased 19 basis points to 4.22% for the quarter ended September 30, 2014 compared to 4.41% for the quarter ended September 30, 2013.

Interest Expense

Interest expense amounted to $955,000 for the quarter ended September 30, 2014 compared to $1.1 million for the quarter ended September 30, 2013, a decrease of $103,000 or 9.7%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 13 basis points to 1.05% for the quarter ended September 30, 2014 from 1.18% for the quarter ended September 30, 2013.  The average rate on interest-bearing deposits decreased by 14 basis points to 0.76% for the quarter ended September 30, 2014 compared to 0.90% for the quarter ended September 30, 2013.  The average rate on borrowed money decreased by 18 basis points to 2.34% for the quarter ended September 30, 2014 compared to 2.52% for the quarter ended September 30, 2013.  These changes in rates were partially offset by a $7.1 million increase in average interest-bearing liabilities.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.5 million for the quarter ended September 30, 2014 compared to $2.4 million for the quarter ended September 30, 2013, an increase of $145,000 or 6.0%.  Net interest rate spread increased by five basis points to 2.10% for the quarter ended September 30, 2014 from 2.05% for the quarter ended September 30, 2013.  Net interest margin increased five basis points to 2.29% from 2.24% when comparing the quarters ended September 30, 2014 and 2013, respectively.  Net interest-earning assets increased $9.9 million to $79.3 million for the quarter ended September 30, 2014 compared to $69.4 million for the quarter ended September 30, 2013.

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

Provision for Loan Losses

There was no provision for loan losses for the three months ended September 30, 2014 compared to $20,000 for the three months ended September 30, 2013.  This was primarily due to a reduction in non-performing loans and an improvement in net charge-offs.  Non-performing loans decreased to $6.6 million at September 30, 2014 from $7.1 million, a decrease of $489,000 or 6.9%.  Net charge-offs were $32,000 for the quarter ended September 30, 2014 compared to net charge-offs of $140,000 for the quarter ended September 30, 2013.  The ratio of the allowance to gross loans outstanding was 1.01% as of September 30, 2014 and 1.02% as of June 30, 2014.

For more information, see “Note 7 – Loans” of the Notes to the Consolidated Financial Statements.

Non-interest Income

Non-interest income totaled $521,000 for the quarter ended September 30, 2014 compared to $607,000 for the quarter ended September 30, 2013, a decrease of $86,000 or 14.2%.  This was primarily due to an increase in   other-than-temporary impairment charges on available-for-sale securities of $100,000.  The impairment charges for the three months ended September 30, 2014 and September 30, 2013 were the result of credit losses on non-agency mortgage-backed securities.

Non-interest Expense

Non-interest expense decreased $18,000 to $2.7 million for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.  Compensation and benefits expense increased $75,000 or 5.2%.   FDIC deposit insurance decreased by $85,000 or 55.9% and write-downs of other real estate owned decreased by $66,000 or 100%.  Data processing expense increased by $46,000 or 24.3%.  This was primarily due to expiring credits from the Bank’s initial core conversion with our current vendor. Other real estate owned expense increased by $46,000 or 200.0%.

Provision for Income Taxes

Income tax expense amounted to $67,000 for the quarter ended September 30, 2014 compared to $30,000 for the quarter ended September 30, 2013. The effective tax rate increased to 18.1% for the quarter ended September 30, 2014 compared to 11.0% for the quarter ended September 30, 2013, a result of pre-tax income increasing $97,000 or 35.5% and other tax preference items. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended September 30,
	2014			2013
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$197,390	$1,012	2.03%	$185,106	$837	1.79%
Loans	233,208	2,483	4.22%	235,355	2,619	4.41%
Other earning assets	10,905	5	0.18%	3,957	2	0.20%
Total interest-earning assets	441,503	3,500	3.15%	424,418	3,458	3.23%
Non-interest-earning assets	28,484			28,807
Total assets	$469,987			$453,225

Interest-bearing liabilities:
NOW accounts	$87,336	102	0.46%	$91,937	113	0.49%
Savings accounts (1)	64,728	22	0.13%	58,681	22	0.15%
Money market accounts	19,761	15	0.30%	14,937	14	0.37%
Time deposits	125,159	432	1.37%	127,584	516	1.60%
Borrowed money	65,134	384	2.34%	61,835	393	2.52%
Total interest-bearing liabilities	362,118	955	1.05%	354,974	1,058	1.18%
Non-interest-bearing demand deposits	53,885			45,482
Other non-interest-bearing liabilities	2,276			2,536
Capital accounts	51,708			50,233
Total liabilities and capital accounts	$469,987			$453,225

Net interest income		$2,545			$2,400
Interest rate spread			2.10%			2.05%
Net interest-earning assets	$79,385			$69,444
Net interest margin			2.29%			2.24%
Average earning assets to
average interest-bearing liabilities			121.92%			119.56%

(1)
During the three months ended September 30, 2013, no interest was paid on escrow accounts, so these accounts were reported in Non-interest-bearing demand deposits.  During the three months ended September 30, 2014, the Bank began paying interest on escrow accounts, and such accounts are now reported in Savings accounts.

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

	For the Three Months Ended September 30, 2014
	Compared to the Three Months Ended September 30, 2013
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$117	$58	$175
Loans	(112)	(24)	(136)
Other interest-earning assets	(1)	4	3
TOTAL INTEREST INCOME	4	38	42

INTEREST EXPENSE

NOW accounts	(5)	(6)	(11)
Savings accounts	(9)	9	-
Money Market accounts	(13)	14	1
Time deposits	(74)	(10)	(84)
Borrowed money	(101)	92	(9)
TOTAL INTEREST EXPENSE	(202)	99	(103)
CHANGE IN NET INTEREST INCOME	$206	$(61)	$145

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at September 30, 2014 and June 30, 2014.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	September 30, 2014	June 30, 2014

Stable
+ 100	-0.44%	0.93%
+ 200	-5.52%	-1.99%

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

The tables below set forth, at September 30, 2014, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$36,658	$(13,948)	-27.56%	8.54%	(230)
+200	$43,053	$(7,553)	-14.92%	9.74%	(111)
+100	$47,822	$(2,784)	-5.50%	10.52%	(33)
0	$50,606	$-	0.00%	10.85%	0
-100	$54,325	$3,719	7.35%	11.39%	54

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of September 30, 2014 of $53.5 million, with unused borrowing capacity of $54.7 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of September 30, 2014, the ratio of wholesale borrowings to total assets was 11.4%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended September 30, 2014, the Bank’s loan originations net of principal collections were $253,000.  During the three months ended September 30, 2013, the Bank’s principal collections net of loan originations were $1.3 million.  Purchases of securities totaled $14.5 million and $18.4 million, for the three months ended September 30, 2014 and 2013, respectively.

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

Certificates of deposit totaled $124.8 million at September 30, 2014. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at September 30, 2014 and exceeded each of the applicable regulatory capital requirements at such date.  The following table shows the Bank’s required minimum and actual capital ratios at September 30, 2014.

	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.68%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	18.51%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	17.48%

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

For the three months ended September 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and three months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date	November 12, 2014	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date	November 12, 2014	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice-President, Chief Financial Officer and Treasurer

