Form 10-Q
period 2014-12-31
PSB Holdings, Inc.
filed 2015-02-13
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

As of January 31, 2015, there were 6,541,561 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

PSB Holdings, Inc.
 Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2014	2014
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$4,223	$4,573
Interest-bearing demand deposits with other banks	13,857	2,762
Total cash and cash equivalents	18,080	7,335
Securities available-for-sale, at fair value	48,264	48,081
Securities held-to-maturity (fair value of $149,233 as of
December 31, 2014 and $143,257 as of June 30, 2014)	147,732	142,176
Federal Home Loan Bank stock, at cost	5,371	5,927
Loans held-for-sale	-	100
Loans	229,934	232,506
Less: Allowance for loan losses	(2,124)	(2,380)
Net loans	227,810	230,126
Premises and equipment	3,921	4,037
Accrued interest receivable	1,053	1,018
Other real estate owned	3,197	1,549
Goodwill	6,912	6,912
Bank-owned life insurance	9,291	9,150
Deferred tax asset	2,580	2,661
Other assets	2,110	1,967

Total assets	$476,321	$461,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$54,812	$53,021
Interest-bearing	292,331	294,235
Total deposits	347,143	347,256
Mortgagors’ escrow accounts	2,259	2,267
Federal Home Loan Bank advances	53,500	53,500
Securities sold under agreements to repurchase	19,270	4,181
Other liabilities	2,327	2,384
Total liabilities	424,499	409,588

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized,
6,943,125 shares issued, 6,541,561 shares outstanding
at December 31, 2014 and June 30, 2014	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	26,200	25,793
Accumulated other comprehensive loss	(337)	(237)
Unearned ESOP shares	(1,246)	(1,310)
Treasury stock, at cost (401,564 shares at
December 31, 2014 and June 30, 2014)	(4,091)	(4,091)
Total stockholders’ equity	51,822	51,451

Total liabilities and stockholders’ equity	$476,321	$461,039

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Net Income
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,401	$2,575	$4,883	$5,194
Interest and dividends on investments	1,028	914	2,045	1,753
Total interest and dividend income	3,429	3,489	6,928	6,947

Interest expense:
Deposits and escrow	560	613	1,130	1,278
Borrowed funds	365	393	749	786
Total interest expense	925	1,006	1,879	2,064
Net interest and dividend income	2,504	2,483	5,049	4,883

Provision for loan losses	70	20	70	40
Net interest and dividend income after provision
for loan losses	2,434	2,463	4,979	4,843

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(173)	(47)	(414)	(50)
Portion of losses recognized in other comprehensive loss	121	43	259	43
Net impairment losses recognized in earnings	(52)	(4)	(155)	(7)
Fees for services	423	449	878	892
Mortgage banking activities	21	12	54	39
Net commissions from brokerage service	32	53	50	80
Income from bank-owned life insurance	71	74	141	152
Other income	48	45	96	80
Total non-interest income	543	629	1,064	1,236

Non-interest expense:
Compensation and benefits	1,582	1,510	3,105	2,957
Occupancy and equipment	293	287	599	590
Data processing	220	213	455	402
LAN/WAN network	39	37	75	73
Advertising and marketing	52	38	91	81
OCC assessment	32	48	65	95
FDIC deposit insurance	96	151	163	304
Other real estate owned	90	40	158	63
Write-down of other real estate owned	32	30	32	96
Other	444	466	833	873
Total non-interest expense	2,880	2,820	5,576	5,534
Income before income tax expense	97	272	467	545

Income tax (benefit) expense	(25)	32	42	62
NET INCOME	$122	$240	$425	$483

Earnings per common share:
Basic	$0.02	$0.04	$0.07	$0.08
Diluted	$0.02	$0.04	$0.07	$0.08

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands)
Net Income	$122	$240	$425	$483

Other comprehensive loss:
Net unrealized holding losses on
available-for-sale securities	(222)	(588)	(47)	(557)
Reclassification adjustment for losses
realized in income on available-for-sale securities (1)	52	4	155	7
Non-credit portion of other-than-temporary losses on
available-for-sale securities	(121)	(43)	(259)	(43)

Other comprehensive loss before tax	(291)	(627)	(151)	(593)
Income tax benefit related to other
comprehensive loss	98	214	51	202
Other comprehensive loss net of tax	(193)	(413)	(100)	(391)
Total comprehensive (loss) income	$(71)	$(173)	$325	$92

(1)
Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income.  Income tax benefit associated with the reclassification adjustments were $20,000 and $1,000 for the three months ended December 31, 2014 and 2013, respectively.  Income tax benefit associated with the reclassification adjustments were $60,000 and $3,000 for the six months ended December 31, 2014 and 2013, respectively.

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended December 31, 2014 and 2013
(Unaudited)

				Accumulated
		Additional		Other	Unearned		Total
	Common	Paid-in	Retained	Comprehensive	ESOP	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
	(dollars in thousands)

Balances at June 30, 2013	$694	$30,602	$24,836	$(523)	$(1,437)	$(4,091)	$50,081

Comprehensive income (loss)	-	-	483	(391)	-	-	92
ESOP shares committed to be released (6,390 shares)	-	-	(24)	-	63	-	39

Balances at December 31, 2013	$694	$30,602	$25,295	$(914)	$(1,374)	$(4,091)	$50,212

Balances at June 30, 2014	$694	$30,602	$25,793	$(237)	$(1,310)	$(4,091)	$51,451

Comprehensive income (loss)	-	-	425	(100)	-	-	325
ESOP shares committed to be released (6,390 shares)	-	-	(18)	-	64	-	46

Balances at December 31, 2014	$694	$30,602	$26,200	$(337)	$(1,246)	$(4,091)	$51,822

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
 Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended December 31,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$425	$483
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of securities, net	574	707
Impairment losses on securities	155	7
Net decrease in loans held-for-sale	100	887
Amortization of deferred loan costs, net	71	24
Provision for loan losses	70	40
Gain on sale of other real estate owned, net	(48)	(15)
Write-down of other real estate owned	32	96
Loss on sale of premises and equipment	-	1
Depreciation and amortization - premises and equipment	172	166
Amortization - software	61	51
(Increase) decrease in accrued interest receivable and other assets	(206)	751
Increase in cash surrender value of bank-owned life insurance	(141)	(152)
Decrease in other liabilities	(57)	(51)
Deferred tax expense	133	92
Amortization of ESOP expense	46	39
Net cash provided by operating activities	1,387	3,126
Cash flows from investing activities
Purchase of available-for-sale securities	(3,067)	(15,986)
Proceeds from sales, calls, pay downs and maturities of available-for-sale securities	2,523	4,106
Purchase of held-to-maturity securities	(18,736)	(11,335)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	12,661	15,614
Redemption of Federal Home Loan Bank Stock	556	-
Loan principal (originations) repayments, net	(27)	3,649
Recoveries of loans previously charged off	38	41
Proceeds from sale of other real estate owned	531	275
Capital expenditures - premises and equipment	(56)	(105)
Capital expenditures - software	(33)	-
Net cash used in investing activities	(5,610)	(3,741)
Cash flows from financing activities
Net decrease in deposit accounts	(113)	(5,393)
Net decrease in mortgagors’ escrow accounts	(8)	(31)
Proceeds from long-term Federal Home Loan Bank advances	10,000	-
Repayment of long-term Federal Home Loan Bank advances	(10,000)	-
Net increase in securities sold under agreements to repurchase	15,089	5,285
Net cash provided by (used in) financing activities	14,968	(139)
Net increase (decrease) in cash and cash equivalents	10,745	(754)
Cash and cash equivalents at beginning of year	7,335	12,793
Cash and cash equivalents at end of period	$18,080	$12,039
Supplemental disclosures
Cash paid during the period for:
Interest	$1,882	$2,074
Income taxes (refunded) paid, net	(554)	1
Loans transferred to other real estate owned	2,164	823

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

On August 27, 2014, the Bank filed a notice of intent to convert from a federally-chartered savings bank to a Connecticut-chartered bank that is a member of the Federal Reserve System.  PSB Holdings, Inc. and Putnam Bancorp, MHC would remain savings and loan holding companies.  The charter conversion became effective on December 30, 2014.

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

NOTE 3 – Recent Accounting Pronouncements

Capital.  In July 2013, federal banking regulators approved an interim rule to set minimum requirements for both the quantity and quality of capital held by banks. The interim final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, banks must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The Company began complying with the final rule on January 1, 2015, and believes that it will continue to exceed all the minimum capital ratio requirements.

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

Goodwill.  The Company’s goodwill was recorded as a result of business acquisitions and combinations.  The Company’s goodwill (consideration paid in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price.  Adverse changes in the economic environment, operations of the Company or other factors could result in a decline in projected fair values.  If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months and six months ended December 31, 2014 and 2013:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net income	$122,000	$240,000	$425,000	$483,000

Weighted average common shares applicable to EPS	6,413,800	6,401,021	6,412,202	6,399,423
Effect of dilutive potential common shares (1)	-	-	-	-
Weighted average common shares applicable to diluted EPS	6,413,800	6,401,021	6,412,202	6,399,423
Earnings per share:
Basic	$0.02	$0.04	$0.07	$0.08
Diluted	$0.02	$0.04	$0.07	$0.08

(1)  For the three months and six months ended December 31, 2014 and 2013, options to purchase 199,106 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value and estimated fair values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
		(in thousands)
December 31, 2014
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(20)	$980
Corporate bonds and other securities:
Due after ten years	5,999	-	(1,049)	4,950
U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	536	24	-	560
From five through ten years	10,435	163	-	10,598
After ten years	14,531	456	(29)	14,958
	25,502	643	(29)	26,116
Non-agency mortgage-backed securities:
Due after ten years	6,276	358	(341)	6,293
Total debt securities	38,777	1,001	(1,439)	38,339
Equity securities:
Auction rate preferred	10,000	-	(75)	9,925
Total available-for-sale securities	$48,777	$1,001	$(1,514)	$48,264

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$7,238	$21	$(28)	$7,231
From five through ten years	2,957	116	-	3,073
	10,195	137	(28)	10,304
U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from five through ten years	3,875	166	-	4,041
After ten years	133,662	1,828	(602)	134,888
	137,537	1,994	(602)	138,929
Total held-to-maturity securities	$147,732	$2,131	$(630)	$149,233

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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

There were no sales of available-for-sale securities for the three months ended December 31, 2014 or 2013.  Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.  There were other-than-temporary impairment charges on available-for-sale securities of $52,000 and $4,000 realized in income during the three months ended December 31, 2014 and 2013, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $173,000 and $47,000, net of $121,000 and $43,000 recognized in other comprehensive income/loss for the three months ended December 31, 2014 and 2013, respectively, before taxes.

There were no sales of available-for-sale securities for the six months ended December 31, 2014 or 2013.  There were other-than-temporary impairment charges on available-for-sale securities of $155,000 and $7,000 realized in income during the six months ended December 31, 2014 and 2013, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $414,000 and $50,000, net of $259,000 and $43,000 recognized in other comprehensive income/loss for the six months ended December 31, 2014 and 2013, respectively, before taxes.   See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

December 31, 2014:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$-	$-	$980	$20	$980	$20
Corporate bonds and other securities	-	-	4,950	1,049	4,950	1,049
U.S. Government-sponsored and guaranteed mortgage-backed securities	3,049	17	2,597	12	5,646	29
Equity securities	2,925	75	-	-	2,925	75
Total temporarily impaired available-for-sale	5,974	92	8,527	1,081	14,501	1,173

Held-to-maturity:
U.S. Government and government-sponsored securities	996	4	2,231	24	3,227	28

U.S. Government-sponsored and guaranteed mortgage-backed securities	21,210	82	26,006	520	47,216	602
Total temporarily impaired held-to-maturity	22,206	86	28,237	544	50,443	630

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	557	3	3,135	338	3,692	341
Total temporarily-impaired and other- than-temporarily impaired securities	$28,737	$181	$39,899	$1,963	$68,636	$2,144

June 30, 2014:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$-	$-	$976	$24	$976	$24
Corporate bonds and other obligations	-	-	5,163	836	5,163	836
U.S. Government-sponsored and guaranteed mortgage-backed securities	2,370	1	3,931	43	6,301	44
Total temporarily impaired available-for-sale	2,370	1	10,070	903	12,440	904

Held-to-maturity:
U.S. Government and government-sponsored securities	1,004	1	3,229	27	4,233	28
U.S. Government-sponsored and guaranteed mortgage-backed securities	31,059	103	46,612	935	77,671	1,038
Total temporarily impaired held-to-maturity	32,063	104	49,841	962	81,904	1,066

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	3,301	382	3,301	382

Total temporarily-impaired and other- than-temporarily impaired securities	$34,433	$105	$63,212	$2,247	$97,645	$2,352

(1)  Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income/loss.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2014 and June 30, 2014, there were 39 and 57 individual investment securities, respectively, with aggregate depreciation of 3.0% and 1.3%, respectively, from the Company’s amortized cost basis.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  As of December 31, 2014, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.0 million, all of which were classified as available-for-sale.  The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At December 31, 2014, our auction-rate trust preferred securities (ARP) portfolio had unrealized losses totaling $75,000.  Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers.  At December 31, 2014, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers.  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

For the six months ended December 31, 2014, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands):

Balance as of June 30, 2013	$15,733
Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	10
Reductions for securities sold during the period	-

Balance as of June 30, 2014	15,743

Credit losses on securities for which other-than-temporary impairment w as not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge w as previously recorded	155
Reductions for securities sold during the period	-

Balance as of December 31, 2014	$15,898

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2014 and June 30, 2014:

	December 31,	June 30,
	2014	2014
	(in thousands)

Real Estate:
Residential (1)	$181,415	$184,380
Commercial	43,421	43,887
Residential construction	2,049	2,661
Commercial	2,225	1,904
Consumer and other	614	627

Total loans	229,724	233,459

Unadvanced construction loans	(581)	(1,658)
	229,143	231,801
Net deferred loan costs	791	705
Allowance for loan losses	(2,124)	(2,380)

Loans, net	$227,810	$230,126

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

The following table presents the Company’s loan classes by internally assigned grades at December 31, 2014 and June 30, 2014:

	Residential	Commercial	Residential		Consumer
December 31, 2014	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$178,078	$34,762	$1,656	$1,732	$613	$216,841
Special Mention	321	2,168	-	-	-	2,489
Substandard	3,016	3,827	-	493	1	7,337
Doubtful	-	2,476	-	-	-	2,476
Loss	-	-	-	-	-	-
Total	$181,415	$43,233	$1,656	$2,225	$614	$229,143

	Residential	Commercial	Residential		Consumer
June 30, 2014	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$180,080	$33,034	$1,575	$1,459	$627	$216,775
Special Mention	175	2,065	-	-	-	2,240
Substandard	4,125	6,553	-	445	-	11,123
Doubtful	-	1,663	-	-	-	1,663
Loss	-	-	-	-	-	-
Total	$184,380	$43,315	$1,575	$1,904	$627	$231,801

There were no modifications deemed to be troubled debt restructures for the six months ended December 31, 2014. The following table represents modifications that were deemed to be troubled debt restructures for the six months ended December 31, 2013.

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

The following is a summary of troubled debt restructurings that have subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the six months ended December 31, 2014 and December 31, 2013.  There were no troubled debt restructurings that subsequently defaulted within one year of modification during the three months ended December 31, 2014 and December 31, 2013.

	Six months ended		Six months ended
	December 31, 2014		December 31, 2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
Real Estate:
Residential	1	$200	-	$-

The default was the result of the borrower’s delinquent loan payments during the period.  The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework.

At December 31, 2014, the Company had $119,000 in additional funds committed to be advanced in connection with TDRs.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At December 31,	At June 30,
	2014	2014
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$2,875	$3,977
Commercial	3,741	3,051
Commercial	26	28
Consumer	1	-
Total non-accrual loans	6,643	7,056

Accruing loans past due 90 days or more:	-	-

Total non-performing loans	6,643	7,056

Other real estate owned	3,197	1,549
Total non-performing assets	$9,840	$8,605

Total non-performing loans to total loans	2.90%	3.04%
Total non-performing assets to total assets	2.07%	1.87%

Management is focused on working with borrowers and guarantors to resolve non-accrual loans by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short term relief and exit strategies.  The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal on file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and Loan Review, the ultimate amount recoverable is less than the carrying value, or the collection of the amount is expected to be unduly prolonged.  The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans.

The following table sets forth information regarding past due loans at December 31, 2014 and June 30, 2014:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At December 31, 2014	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$1,722	$769	$592	$3,083
Commercial	-	1,017	2,231	3,248
Consumer and other	3	-	-	3
Total	$1,725	$1,786	$2,823	$6,334

At June 30, 2014

Real Estate:
Residential	$358	$571	$1,497	$2,426
Commercial	-	383	2,208	2,591
Consumer and other	6	-	-	6
Total	$364	$954	$3,705	$5,023

The following is a summary of information pertaining to impaired loans at December 31, 2014 and June 30, 2014:

	At December 31, 2014			At June 30, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$1,364	$1,369		$2,101	$2,229
Commercial	4,648	5,227		3,646	4,122
Commercial	453	453		397	397
Total impaired with no valuation allowance	6,465	7,049		6,144	6,748

Impaired loans with a valuation allowance:
Real Estate:
Residential	1,577	1,637	$106	1,651	1,711	$104
Commercial	364	427	29	741	804	104
Total impaired with a valuation allowance	1,941	2,064	135	2,392	2,515	208

Total impaired loans:
Real Estate:
Residential	2,941	3,006	106	3,752	3,940	104
Commercial	5,012	5,654	29	4,387	4,926	104
Commercial	453	453	-	397	397	-
Total impaired loans	$8,406	$9,113	$135	$8,536	$9,263	$208

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	December 31, 2014			December 31, 2013
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$3,221	$12	$-	$3,562	$15	$3
Commercial	4,612	21	-	3,353	36	33
Commercial	373	6	-	-	-	-
Consumer and other	-	-	-	8	-	-
Total impaired loans	$8,206	$39	$-	$6,923	$51	$36

	Six months ended			Six months ended
	December 31, 2014			December 31, 2013
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$3,398	$23	$-	$3,716	$34	$10
Commercial	4,537	41	-	3,390	38	33
Commercial	381	12	-	-	-	-
Consumer and other	-	-	-	11	1	-
Total impaired loans	$8,316	$76	$-	$7,117	$73	$43

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and six months ended December 31, 2014 and 2013 is as follows:

Three months ended
December 31, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,268	$864	$10	$12	$24	$170	$2,348
Charge-offs	-	(300)	-	-	(11)	-	(311)
Recoveries	10	-	-	3	4	-	17
Provision (credit)	(161)	314	3	(2)	5	(89)	70
Ending Balance	$1,117	$878	$13	$13	$22	$81	$2,124

Three months ended
December 31, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,238	$1,164	$15	$19	$29	$108	$2,573
Charge-offs	-	-	-	-	(11)	-	(11)
Recoveries	11	-	3	5	8	-	27
Provision (credit)	(2)	3	(4)	(10)	(1)	34	20
Ending Balance	$1,247	$1,167	$14	$14	$25	$142	$2,609

Six months ended
December 31, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,279	$907	$13	$12	$24	$145	$2,380
Charge-offs	(6)	(332)	-	-	(26)	-	(364)
Recoveries	22	-	-	6	10	-	38
Provision (credit)	(178)	303	-	(5)	14	(64)	70
Ending Balance	$1,117	$878	$13	$13	$22	$81	$2,124

Six months ended
December 31, 2013	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,201	$1,315	$22	$17	$36	$102	$2,693
Charge-offs	(141)	-	-	-	(24)	-	(165)
Recoveries	14	-	6	8	13	-	41
Provision (credit)	173	(148)	(14)	(11)	-	40	40
Ending Balance	$1,247	$1,167	$14	$14	$25	$142	$2,609

Further information pertaining to the allowance for loan losses at December 31, 2014 and June 30, 2014 is as follows:

At December 31, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for impaired loans	$106	$29	$-	$-	$-	$-	$135

Amount of allowance for loan losses for non-impaired loans	$1,011	$849	$13	$13	$22	$81	$1,989

Impaired loans	$2,941	$5,012	$-	$453	$-	$-	$8,406

Non-impaired loans	$178,474	$38,221	$1,656	$1,772	$614	$-	$220,737

At June 30, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for impaired loans	$104	$104	$-	$-	$-	$-	$208

Amount of allowance for loan losses for non-impaired loans	$1,175	$803	$13	$12	$24	$145	$2,172

Impaired loans	$3,752	$4,387	$-	$397	$-	$-	$8,536

Non-impaired loans	$180,628	$38,928	$1,575	$1,507	$627	$-	$223,265

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

The components of accumulated other comprehensive loss and related tax effects are as follows:

	December 31,	June 30,
	2014	2014
	(in thousands)
Net unrealized loss on securities available-for-sale	$(513)	$(362)
Tax effect	176	125
Accumulated other comprehensive loss	$(337)	$(237)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s assets carried at fair value for December 31, 2014.

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

The Company did not have any transfers of assets between Levels 1 and 2 of the fair value hierarchy during the three or six months ended December 31, 2014.

The following summarizes assets measured at fair value on a recurring basis at December 31, 2014 and June 30, 2014:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At December 31, 2014	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$980	$-	$980	$-
Corporate bonds and other securities	4,950	-	4,950	-
U.S. Government-sponsored and guaranteed
mortgage-backed securities	26,116	-	26,116	-
Non-agency mortgage-backed securities	6,293	-	6,293	-
Equity securities	9,925	-	-	9,925
Total	$48,264	$-	$38,339	$9,925

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2014	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$976	$-	$976	$-
Corporate bonds and other securities	5,163	-	5,163	-
U.S. Government-sponsored and guaranteed
mortgage-backed securities	25,262	-	25,262	-
Non-agency mortgage-backed securities	6,680	-	6,680	-
Equity securities	10,000	-	-	10,000
Total	$48,081	$-	$38,081	$10,000

The table below represents the changes in level 3 assets measured at fair value for the six months ended December 31, 2014.

(in thousands)
Beginning balance, June 30, 2014	$10,000
Unrealized losses included in other comprehensive loss	(75)
Ending balance, December 31, 2014	$9,925

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and six months ended December 31, 2014 and 2013:

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the six
At December 31, 2014	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2014	December 31, 2014
	(in thousands)
Impaired loans	$2,196	$-	$-	$2,196	$(300)	$(306)
Other real estate owned	82	-	-	82	(32)	(32)
	$2,278	$-	$-	$2,278	$(332)	$(338)

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the six
At December 31, 2013	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2013	December 31, 2013
	(in thousands)

Impaired loans	$121	$-	$-	$121	$(31)	$(31)
Other real estate owned	773	-	-	773	(30)	(96)
	$894	$-	$-	$894	$(61)	$(127)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2014 and 2013 or June 30, 2014.

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents.  The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Investment Securities and FHLBB Stock.  The fair value of securities held-to-maturity and available-for-sale is estimated based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or available market evidence.  Ownership of Federal Home Loan Bank of Boston (“FHLBB”) stock is restricted to member banks; therefore, the stock is not traded.  The estimated fair value of FHLBB stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of December 31, 2014 and June 30, 2014:

	December 31, 2014
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$18,080	$18,080	$-	$-	$18,080
Securities available-for-sale	48,264	-	38,339	9,925	48,264
Securities held-to-maturity	147,732	-	149,233	-	149,233
Federal Home Loan Bank stock	5,371	-	-	5,371	5,371
Loans, net	227,810	-	-	231,752	231,752
Accrued interest receivable	1,053	-	-	1,053	1,053

Financial liabilities:
Deposits	347,143	-	-	348,847	348,847
Mortgagors’ escrow accounts	2,259	-	-	2,259	2,259
Federal Home Loan Bank advances	53,500	-	54,388	-	54,388
Securities sold under agreements to repurchase	19,270	-	19,270	-	19,270
Accrued interest payable	122	-	-	122	122

	June 30, 2014
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$7,335	$7,335	$-	$-	$7,335
Securities available-for-sale	48,081	-	38,081	10,000	48,081
Securities held-to-maturity	142,176	-	143,257	-	143,257
Federal Home Loan Bank stock	5,927	-	-	5,927	5,927
Loans held-for-sale	100	-	-	101	101
Loans, net	230,126	-	-	231,986	231,986
Accrued interest receivable	1,018	-	-	1,018	1,018

Financial liabilities:
Deposits	347,256	-	-	349,235	349,235
Mortgagors’ escrow accounts	2,267	-	-	2,267	2,267
Federal Home Loan Bank advances	53,500	-	55,196	-	55,196
Securities sold under agreements to repurchase	4,181	-	4,181	-	4,181
Accrued interest payable	124	-	-	124	124

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

At December 31, 2014 and June 30, 2014, 141,107 options and 15,717 restricted shares were available to be issued under the Incentive Plan.  There were no unvested stock awards/options outstanding at or during the six months ended December 31, 2014 and 2013, respectively.

NOTE 13 – Subsequent Events - Dividends

On January 20, 2015, the Board of Directors of the Company declared a cash dividend of $0.03 a share for all stockholders of record as of February 6, 2015 and payable on February 24, 2015.

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

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2014	2014
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,806	$2,867
Unadvanced construction loans	581	1,658
Unadvanced lines of credit	12,765	12,217
Standby letters of credit	96	488
Outstanding commitments	$17,248	$17,230

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at December 31, 2014 and June 30, 2014 and results of operations for the three and six months ended December 31, 2014 and 2013, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2014 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2014.

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

Net income amounted to $122,000 or $0.02 per basic and diluted share for the quarter ended December 31, 2014 compared to net income of $240,000 or $0.04 per basic and diluted share for the quarter ended December 31, 2013. During the quarter ended December 31, 2014, the Company recorded non-cash OTTI charges of $52,000 on non-agency mortgage-backed securities which contributed to non-interest income decreasing $86,000 during the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013.  Net interest income increased $21,000 during the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013.  Net interest margin decreased nine basis points to 2.24% from 2.33% when comparing the quarters ended December 31, 2014 and 2013, respectively.  In addition, non-interest expense increased $60,000 during the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013.  The provision for loan losses increased $50,000 during the quarter ended December 31, 2014 as compared to the quarter ended December 31, 2013.

Net income amounted to $425,000 or $0.07 per basic and diluted share for the six months ended December 31, 2014 compared to net income of $483,000 or $0.08 per basic and diluted share for the six months ended December 31, 2013. During the six months ended December 31, 2014, the Company recorded non-cash OTTI charges of $155,000 on non-agency mortgage-backed securities which contributed to non-interest income decreasing $172,000 during the six months ended December 31, 2014 compared to the six months ended December 31, 2013.  Net interest income increased $166,000 during the six months ended December 31, 2014 compared to the six months ended December 31, 2013.  Net interest margin decreased three basis points to 2.26% from 2.29% when comparing the six months ended December 31, 2014 and 2013, respectively.  In addition, non-interest expense increased $42,000 during the six months ended December 31, 2014 compared to the six months ended December 31, 2013.  The provision for loan losses increased $30,000 during the six months ended December 31, 2014 as compared to the six months ended December 31, 2013.

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

Assets

Total assets increased to $476.3 million at December 31, 2014 from $461.0 million at June 30, 2014.  Cash and cash equivalents increased $10.7 million and totaled $18.1 million or 3.8% of total assets at December 31, 2014. Investments in available-for-sale securities increased $183,000 and totaled $48.3 million or 10.1% of total assets at December 31, 2014.  Investments in held-to-maturity securities increased $5.6 million and totaled $147.7 million or 31.0% of total assets at December 31, 2014.  The increases in cash and cash equivalents and held-to-maturity investments was due to investing cash received from the $15.1 million increase in securities sold under agreements to repurchase during the six months ended December 31, 2014.  Net loans decreased $2.3 million and totaled $227.8 million or 47.8% of total assets at December 31, 2014.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and non-performing loans at December 31, 2014 and June 30, 2014.  For additional information, see “Comparison of Operating Results for the three and six months ended December 31, 2014 and 2013 – Provision for loan losses.”

	December 31,	June 30,
	2014	2014
	(Dollars in thousands)

Allowance for loan losses	$2,124	$2,380

Gross loans outstanding	229,934	232,506
Non-performing loans	6,643	7,056

Allowance/gross loans outstanding	0.92%	1.02%
Allowance/non-performing loans	32.0%	33.7%

Liabilities

Total liabilities increased to $424.5 million at December 31, 2014 from $409.6 million at June 30, 2014.  Total deposits decreased to $347.1 million at December 31, 2014 from $347.2 million at June 30, 2014, a decrease of $113,000.  Federal Home Loan Bank advances totaled $53.5 million at December 31, 2014 and June 30, 2014.  Securities sold under agreements to repurchase increased to $19.3 million at December 31, 2014 from $4.2 million at June 30, 2014, an increase of $15.1 million or 360.9%.  This change in repurchase agreements was primarily due to increases in municipality accounts.

Stockholders’ Equity

Stockholders’ equity increased to $51.8 million at December 31, 2014 from $51.5 million at June 30, 2014, primarily due to net income of $425,000 for the six months ended December 31, 2014.

Comparison of Operating Results for the three and six months ended December 31, 2014 and 2013

Interest and Dividend Income

Interest and dividend income decreased $60,000 or 1.7% to $3.4 million for the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013.  This was primarily due to a decrease in yield on earning assets of 21 basis points to 3.06% for the quarter ended December 31, 2014 compared to 3.27% for the quarter ended December 31, 2013. The yield on investment securities increased six basis points to 2.01% for the quarter ended December 31, 2014 compared to 1.95% for the quarter ended December 31, 2013.  The yield on loans decreased 32 basis points to 4.08% for the quarter ended December 31, 2014 compared to 4.40% for the quarter ended December 31, 2013.  This was partially offset by an increase in average interest-bearing assets of $21.6 million from the quarter ended December 31, 2013 to quarter ended December 31, 2014. Average investment securities increased $16.2 million to $201.6 million for the quarter ended December 31, 2014 compared to $185.4 million for the quarter ended December 31, 2013.  Average other earning assets increased $3.8 million to $9.1 million for the quarter ended December 31, 2014 compared to $5.3 million for the quarter ended December 31, 2013.  Average loans increased by $1.6 million to $233.5 million for the quarter ended December 31, 2014 compared to $231.9 million for the quarter ended December 31, 2013.

Interest and dividend income decreased $19,000 or 0.3% to $6.9 million for the six months ended December 31, 2014 compared to the six months ended December 31, 2013.  This was primarily due to a decrease in yield on earning assets of 15 basis points to 3.10% for the six months ended December 31, 2014 compared to 3.25% for the six months ended December 31, 2013. The yield on investment securities increased 15 basis points to 2.02% for the six months ended December 31, 2014 compared to 1.87% for the six months ended December 31, 2013.  The yield on loans decreased 26 basis points to 4.15% for the six months ended December 31, 2014 compared to 4.41% for the six months ended December 31, 2013. This was partially offset by an increase in average interest-bearing assets of $19.3 million from December 31, 2013 to December 31, 2014. Average investment securities increased $14.2 million to $199.5 million for the six months ended December 31, 2014 compared to $185.3 million for the six months ended December 31, 2013.  Average other earning assets increased $5.4 million to $10.0 million for the six months ended December 31, 2014 compared to $4.6 million for the six months ended December 31, 2013.  Average loans decreased by $265,000 to $233.4 million for the six months ended December 31, 2014 compared to $233.7 million for the six months ended December 31, 2013.

Interest Expense

Interest expense amounted to $925,000 for the quarter ended December 31, 2014 compared to $1.0 million for the quarter ended December 31, 2013, a decrease of $81,000 or 8.1%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 13 basis points to 1.01% for the quarter ended December 31, 2014 from 1.14% for the quarter ended December 31, 2013.  The average rate on interest-bearing deposits decreased by nine basis points to 0.75% for the quarter ended December 31, 2014 compared to 0.84% for the quarter ended December 31, 2013.  The average rate on borrowed money decreased by 41 basis points to 2.13% for the quarter ended December 31, 2014 compared to 2.54% for the quarter ended December 31, 2013.  These changes in rates were partially offset by a $12.5 million increase in average interest-bearing liabilities.

Interest expense amounted to $1.9 million for the six months ended December 31, 2014 compared to $2.1 million for the six months ended December 31, 2013, a decrease of $185,000 or 9.0%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 13 basis points to 1.03% for the six months ended December 31, 2014 from 1.16% for the six months ended December 31, 2013.  The average rate on interest-bearing deposits decreased by 11 basis points to 0.76% for the six months ended December 31, 2014 compared to 0.87% for the six months ended December 31, 2013.  The average rate on borrowed money decreased by 30 basis points to 2.23% for the six months ended December 31, 2014 compared to 2.53% for the six months ended December 31, 2013.  These changes in rates were partially offset by a $9.8 million increase in average interest-bearing liabilities.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.5 million in each of the quarters ended December 31, 2014 and 2013.  Net interest rate spread decreased by nine basis points to 2.05% for the quarter ended December 31, 2014 from 2.14% for the quarter ended December 31, 2013.  Net interest margin decreased nine basis points to 2.24% from 2.33% when comparing the quarters ended December 31, 2014 and 2013, respectively.  These decreases were offset by an increase in net interest-earning assets of $9.0 million to $80.6 million for the quarter ended December 31, 2014 compared to $71.6 million for the quarter ended December 31, 2013.

Net interest and dividend income amounted to $5.0 million in each of the six month periods ended December 31, 2014 and 2013.   Net interest rate spread decreased by two basis points to 2.07% for the six months ended December 31, 2014 from 2.09% for the six months ended December 31, 2013.  Net interest margin decreased three basis points to 2.26% from 2.29% when comparing the six months ended December 31, 2014 and 2013, respectively. These decreases were offset by an increase in net interest-earning assets of $9.5 million to $80.0 million for the six months ended December 31, 2014 compared to $70.5 million for the six months ended December 31, 2013.

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

Provision for Loan Losses

The provision for loan losses totaled $70,000 for the three months ended December 31, 2014 compared to $20,000 for the three months ended December 31, 2013.  This was primarily due to an increase in net charge-offs.    Net charge-offs were $294,000 for the quarter ended December 31, 2014 compared to net recoveries of $16,000 for the quarter ended December 31, 2013.  The ratio of the allowance to gross loans outstanding was 0.92% as of December 31, 2014 and 1.02% as of June 30, 2014.

The provision for loan losses totaled $70,000 for the six months ended December 31, 2014 compared to $40,000 for the six months ended December 31, 2013.  This was primarily due to an increase in net charge-offs.  Net charge-offs were $326,000 for the six months ended December 31, 2014 compared to net charge-offs of $124,000 for the six months ended December 31, 2013.  Non-performing loans decreased to $6.6 million at December 31, 2014 from $7.0 million, a decrease of $413,000 or 5.9%.

For more information, see “Note 7 – Loans” of the Notes to the Consolidated Financial Statements.

Non-interest Income

Non-interest income totaled $543,000 for the quarter ended December 31, 2014 compared to $629,000 for the quarter ended December 31, 2013, a decrease of $86,000 or 13.7%.  This was primarily due to an increase in   other-than-temporary impairment charges on available-for-sale securities of $48,000.  The impairment charges for the three months ended December 31, 2014 and December 31, 2013 were the result of credit losses on non-agency mortgage-backed securities.

Non-interest income totaled $1.1 million for the six months ended December 31, 2014 compared to $1.2 million for the six months ended December 31, 2013, a decrease of $172,000 or 13.9%.  This was primarily due to an increase in other-than-temporary impairment charges on available-for-sale securities of $148,000.  The impairment charges for the six months ended December 31, 2014 and December 31, 2013 were the result of credit losses on non-agency mortgage-backed securities.

Non-interest Expense

Non-interest expense increased $60,000 to $2.9 million for the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013.  Compensation and benefits expense increased $72,000 or 4.8% due to an increase in salary expense of $48,000 or 4.1%.   Other real estate owned expense increased by $50,000 or 125.0%.  FDIC deposit insurance decreased by $55,000 or 36.4%.

Non-interest expense increased $42,000 to $5.6 million for the six months ended December 31, 2014 compared to the six months ended December 31, 2013.  Compensation and benefits expense increased $148,000 or 5.0% due to an increase in salary expense of $110,000 or 4.8%.   FDIC deposit insurance decreased by $141,000 or 46.4% and write-downs of other real estate owned decreased by $64,000 or 66.7%.  Data processing expense increased by $53,000 or 13.2%.  This was primarily due to expiring credits from the Bank’s initial core conversion with our current vendor. Other real estate owned expense increased by $95,000 or 150.8%.

Provision for Income Taxes

Income tax benefit amounted to $25,000 for the quarter ended December 31, 2014 compared to income tax expense of $32,000 for the quarter ended December 31, 2013. The effective tax rate decreased to (25.8%) for the quarter ended December 31, 2014 compared to 11.8% for the quarter ended December 31, 2013, a result of pre-tax income decreasing $175,000 or 64.3% and other tax preference items. Tax expense is recorded on a year-to-date basis.  The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Income tax expense amounted to $42,000 for the six months ended December 31, 2014 compared to $62,000 for the six months ended December 31, 2013. The effective tax rate decreased to 9.0% for the six months ended December 31, 2014 compared to 11.4% for the six months ended December 31, 2013, a result of pre-tax income decreasing $78,000 or 14.3% and other tax preference items. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended December 31,
	2014			2013
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$201,593	$1,023	2.01%	$185,425	$911	1.95%
Loans	233,562	2,401	4.08%	231,945	2,575	4.40%
Other earning assets	9,114	5	0.22%	5,306	3	0.22%
Total interest-earning assets	444,269	3,429	3.06%	422,676	3,489	3.27%
Non-interest-earning assets	29,399			30,689
Total assets	$473,668			$453,365

Interest-bearing liabilities:
NOW accounts	$86,819	100	0.46%	$88,585	111	0.50%
Savings accounts (1)	66,114	23	0.14%	59,956	22	0.15%
Money market accounts	19,198	14	0.29%	15,652	15	0.38%
Time deposits	123,378	423	1.36%	125,548	465	1.47%
Borrowed money	68,120	365	2.13%	61,353	393	2.54%
Total interest-bearing liabilities	363,629	925	1.01%	351,094	1,006	1.14%
Non-interest-bearing demand deposits (1)	54,381			47,805
Other non-interest-bearing liabilities	3,674			4,001
Capital accounts	51,984			50,465
Total liabilities and capital accounts	$473,668			$453,365

Net interest income		$2,504			$2,483
Interest rate spread			2.05%			2.14%
Net interest-earning assets	$80,640			$71,582
Net interest margin			2.24%			2.33%
Average earning assets to average interest-bearing liabilities			122.18%			120.39%

(1)
During the three months ended December 31, 2013, no interest was paid on escrow accounts, so these accounts were reported in Non-interest-bearing demand deposits.  During the three months ended December 31, 2014, the Bank began paying interest on escrow accounts, and such accounts are now reported in Savings accounts.

	For the Six Months Ended December 31,
	2014			2013
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$199,491	$2,035	2.02%	$185,266	$1,748	1.87%
Loans	233,385	4,883	4.15%	233,650	5,194	4.41%
Other earning assets	10,010	10	0.20%	4,631	5	0.21%
Total interest-earning assets	442,886	6,928	3.10%	423,547	6,947	3.25%
Non-interest-earning assets	28,199			28,929
Total assets	$471,085			$452,476

Interest-bearing liabilities:
NOW accounts	$87,078	202	0.46%	$90,261	224	0.49%
Savings accounts (1)	65,421	46	0.14%	59,319	44	0.15%
Money market accounts	19,480	28	0.29%	15,294	29	0.38%
Time deposits	124,268	854	1.36%	126,566	981	1.54%
Borrowed money	66,627	749	2.23%	61,594	786	2.53%
Total interest-bearing liabilities	362,874	1,879	1.03%	353,034	2,064	1.16%
Non-interest-bearing demand deposits (1)	54,133			46,643
Other non-interest-bearing liabilities	2,232			2,450
Capital accounts	51,846			50,349
Total liabilities and capital accounts	$471,085			$452,476

Net interest income		$5,049			$4,883
Interest rate spread			2.07%			2.09%
Net interest-earning assets	$80,012			$70,513
Net interest margin			2.26%			2.29%
Average earning assets to average interest-bearing liabilities			122.05%			119.97%

(2)
During the six months ended December 31, 2013, no interest was paid on escrow accounts, so these accounts were reported in Non-interest-bearing demand deposits.  During the six months ended December 31, 2014, the Bank began paying interest on escrow accounts, and such accounts are now reported in Savings accounts.

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
	For the Three Months Ended December 31, 2014
	Compared to the Three Months Ended December 31, 2013
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$31	$81	$112
Loans	(289)	115	(174)
Other interest-earning assets	(1)	3	2
TOTAL INTEREST INCOME	(259)	199	(60)

INTEREST EXPENSE

NOW accounts	(9)	(2)	(11)
Savings accounts	(6)	7	1
Money Market accounts	(14)	13	(1)
Time deposits	(34)	(8)	(42)
Borrowed money	(222)	194	(28)
TOTAL INTEREST EXPENSE	(285)	204	(81)
CHANGE IN NET INTEREST INCOME	$26	$(5)	$21

	For the Six Months Ended December 31, 2014
	Compared to the Six Months Ended December 31, 2013
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$147	$140	$287
Loans	(305)	(6)	(311)
Other interest-earning assets	(1)	6	5
TOTAL INTEREST INCOME	(159)	140	(19)

INTEREST EXPENSE

NOW accounts	(14)	(8)	(22)
Savings accounts	(5)	7	2
Money Market accounts	(15)	14	(1)
Time deposits	(109)	(18)	(127)
Borrowed money	(173)	136	(37)
TOTAL INTEREST EXPENSE	(316)	131	(185)
CHANGE IN NET INTEREST INCOME	$157	$9	$166

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at December 31, 2014 and June 30, 2014.
Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	December 31, 2014	June 30, 2014

+ 100	0.24%	0.93%
+ 200	-3.12%	-1.99%

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

The tables below set forth, at December 31, 2014, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$41,243	$(12,857)	-23.76%	9.46%	(199)
+200	$46,997	$(7,103)	-13.13%	10.47%	(98)
+100	$51,527	$(2,573)	-4.76%	11.18%	(27)
0	$54,100	$-	0.00%	11.45%	0
-100	$59,088	$4,988	9.22%	12.22%	77

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2014 of $53.5 million, with unused borrowing capacity of $51.3 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of December 31, 2014, the ratio of wholesale borrowings to total assets was 11.3%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended December 31, 2014 and 2013, the Bank’s loan originations net of principal collections were ($28,000) and $3.6 million.  Purchases of securities totaled $21.8 million and $27.3 million for the six months ended December 31, 2014 and 2013, respectively.

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

Certificates of deposit totaled $122.3 million at December 31, 2014. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank was well capitalized at December 31, 2014 and exceeded each of the applicable regulatory capital requirements at such date.  The following table shows the Bank’s required minimum and actual capital ratios at December 31, 2014.
	Required	Actual

Ratio of Tier 1 Capital to total assets	4%	8.67%
Ratio of Total Risk Based Capital to risk-weighted assets	8%	18.77%
Ratio of Tier 1 Risk Based Capital to risk-weighted assets	4%	17.82%

In July 2013, the federal banking agencies approved a new rule that has substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The final rule includes new minimum risk-based capital and leverage ratios, which were effective for the Company and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

For the six months ended December 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date	February 13, 2015	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date	February 13, 2015	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice-President, Chief Financial Officer and Treasurer

