Form 10-Q
period 2015-03-31
PSB Holdings, Inc.
filed 2015-05-15
CIK 1293211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of April 30, 2015, there were 6,541,561 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

PSB Holdings, Inc.
 Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2015	2014
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$3,968	$4,573
Interest-bearing demand deposits with other banks	18,494	2,762
Total cash and cash equivalents	22,462	7,335
Securities available-for-sale, at fair value	47,365	48,081
Securities held-to-maturity (fair value of $154,983 as of
March 31, 2015 and $143,257 as of June 30, 2014)	152,488	142,176
Federal Home Loan Bank stock, at cost	5,371	5,927
Loans held-for-sale	-	100
Loans	227,894	232,506
Less: Allowance for loan losses	(2,244)	(2,380)
Net loans	225,650	230,126
Premises and equipment	3,835	4,037
Accrued interest receivable	1,101	1,018
Other real estate owned	3,197	1,549
Goodwill	6,912	6,912
Bank-owned life insurance	9,359	9,150
Deferred tax asset	2,575	2,661
Other assets	1,677	1,967

Total assets	$481,992	$461,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$58,903	$53,021
Interest-bearing	298,078	294,235
Total deposits	356,981	347,256
Mortgagors’ escrow accounts	1,278	2,267
Federal Home Loan Bank advances	52,573	53,500
Securities sold under agreements to repurchase	17,279	4,181
Other liabilities	2,352	2,384
Total liabilities	430,463	409,588

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,541,561 shares outstanding at March 31, 2015 and June 30, 2014	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	25,686	25,793
Accumulated other comprehensive loss	(148)	(237)
Unearned ESOP shares	(1,214)	(1,310)
Treasury stock, at cost (401,564 shares at
March 31, 2015 and June 30, 2014)	(4,091)	(4,091)
Total stockholders’ equity	51,529	51,451

Total liabilities and stockholders’ equity	$481,992	$461,039

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,324	$2,475	$7,208	$7,670
Interest and dividends on investments	1,007	999	3,051	2,752
Total interest and dividend income	3,331	3,474	10,259	10,422

Interest expense:
Deposits and escrow	538	581	1,669	1,859
Borrowed funds	351	386	1,100	1,172
Total interest expense	889	967	2,769	3,031
Net interest and dividend income	2,442	2,507	7,490	7,391

Provision for loan losses	580	15	650	55
Net interest and dividend income after provision
for loan losses	1,862	2,492	6,840	7,336

Non-interest income:
Total other-than-temporary impairment losses on debt securities	-	-	(414)	(46)
Portion of losses recognized in other comprehensive loss	-	-	259	39
Net impairment losses recognized in earnings	-	-	(155)	(7)
Fees for services	406	430	1,284	1,321
Mortgage banking activities	21	18	75	57
Net commissions from brokerage service	15	12	66	93
Income from bank-owned life insurance	68	69	209	221
Other income	23	42	119	122
Total non-interest income	533	571	1,598	1,807

Non-interest expense:
Compensation and benefits	1,542	1,463	4,647	4,420
Occupancy and equipment	347	310	946	900
Data processing	192	207	646	610
LAN/WAN network	37	36	112	110
Advertising and marketing	52	40	143	121
OCC assessment	6	48	71	143
FDIC deposit insurance	108	151	271	455
Other real estate owned	148	71	307	134
Write-down of other real estate owned	-	132	33	228
Other	412	411	1,245	1,283
Total non-interest expense	2,844	2,869	8,421	8,404
(Loss) income before income tax (benefit) expense	(449)	194	17	739

Income tax (benefit) expense	(140)	7	(98)	69
NET (LOSS) INCOME	$(309)	$187	$115	$670

(Loss) earnings per common share:
Basic	$(0.05)	$0.03	$0.02	$0.10
Diluted	$(0.05)	$0.03	$0.02	$0.10

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands)
Net (loss) income	$(309)	$187	$115	$670

Other comprehensive income:
Net unrealized holding gains on
available-for-sale securities	286	626	240	64
Reclassification adjustment for losses
realized in income on available-for-sale securities (1)	-	-	155	7
Non-credit portion of other-than-temporary losses on
available-for-sale securities	-	-	(259)	(39)

Other comprehensive income before tax	286	626	136	32
Income tax expense related to other
comprehensive income	(98)	(214)	(47)	(11)
Other comprehensive income net of tax	188	412	89	21
Total comprehensive (loss) income	$(121)	$599	$204	$691

(1)
 Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of operations.  Income tax benefit associated with the reclassification adjustments were $53,000 and $2,000 for the nine months ended March 31, 2015 and 2014, respectively.

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended March 31, 2015 and 2014
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
	(dollars in thousands)

Balances at June 30, 2013	$694	$30,602	$24,836	$(523)	$(1,437)	$(4,091)	$50,081

Comprehensive income	-	-	670	21	-	-	691
ESOP shares committed to be released (9,585 shares)	-	-	(35)	-	95	-	60

Balances at March 31, 2014	$694	$30,602	$25,471	$(502)	$(1,342)	$(4,091)	$50,832

Balances at June 30, 2014	$694	$30,602	$25,793	$(237)	$(1,310)	$(4,091)	$51,451

Comprehensive income	-	-	115	89	-	-	204
Cash dividends declared ($0.03 per share)	-	-	(197)	-	-	-	(197)
ESOP shares committed to be released (9,585 shares)	-	-	(25)	-	96	-	71

Balances at March 31, 2015	$694	$30,602	$25,686	$(148)	$(1,214)	$(4,091)	$51,529

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.
 Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months
	Ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$115	$670
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of securities, net	866	969
Impairment losses on securities	155	7
Net decrease in loans held-for-sale	100	893
Amortization of deferred loan costs, net	97	54
Provision for loan losses	650	55
Gain on sale of other real estate owned, net	(48)	(50)
Write-down of other real estate owned	33	228
Loss on sale of premises and equipment	-	1
Depreciation and amortization - premises and equipment	258	326
Amortization - software	91	80
Decrease (increase) in accrued interest receivable and other assets	149	(333)
Increase in cash surrender value of bank-owned life insurance	(209)	(221)
Decrease in other liabilities	(32)	(10)
Deferred tax expense	39	92
Amortization of ESOP expense	71	60
Net cash provided by operating activities	2,335	2,821
Cash flows from investing activities
Purchase of available-for-sale securities	(3,067)	(15,986)
Proceeds from sales, calls, pay downs and maturities of available-for-sale securities	3,678	5,513
Purchase of held-to-maturity securities	(30,668)	(23,410)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	19,576	20,800
Redemption of Federal Home Loan Bank Stock	556	-
Loan principal repayments, net of originations	1,337	2,304
Recoveries of loans previously charged off	228	66
Proceeds from sale of other real estate owned	531	1,023
Capital expenditures - premises and equipment	(56)	(154)
Capital expenditures - software	(33)	(29)
Net cash used in investing activities	(7,918)	(9,873)
Cash flows from financing activities
Net increase in deposit accounts	9,725	396
Net decrease in mortgagors’ escrow accounts	(989)	(891)
Proceeds from long-term Federal Home Loan Bank advances	10,000	15
Repayment of long-term Federal Home Loan Bank advances	(11,000)	-
Change in short term FHLB advances, net	73	-
Net increase in securities sold under agreements to repurchase	13,098	3,093
Cash dividends paid on common stock	(197)	-
Net cash provided by financing activities	20,710	2,613
Net increase (decrease) in cash and cash equivalents	15,127	(4,439)
Cash and cash equivalents at beginning of year	7,335	12,793
Cash and cash equivalents at end of period	$22,462	$8,354
Supplemental disclosures
Cash paid during the period for:
Interest	$2,776	$3,042
Income taxes (refunded) paid, net	(554)	1
Loans transferred to other real estate owned	2,164	1,057

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

On December 30, 2014, the Bank converted from a federally-chartered savings bank to a Connecticut-chartered bank that is a member of the Federal Reserve System.  PSB Holdings, Inc. and Putnam Bancorp, MHC remain savings and loan holding companies.

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

NOTE 3 – Recent Accounting Pronouncements

Capital.  In July 2013, federal banking regulators approved an interim rule to set minimum requirements for both the quantity and quality of capital held by banks. The interim final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, banks must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The Company began complying with the final rule on January 1, 2015.  See ”Market Risk, Liquidity and Capital Resources.”

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months and nine months ended March 31, 2015 and 2014:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net (loss) income	$(309,000)	$187,000	$115,000	$670,000

Weighted average common shares applicable to basic EPS	6,416,996	6,404,217	6,413,777	6,400,998
Effect of dilutive potential common shares (1)	-	-	-	-
Weighted average common shares applicable to diluted EPS	6,416,996	6,404,217	6,413,777	6,400,998
(Loss) earnings per share:
Basic	$(0.05)	$0.03	$0.02	$0.10
Diluted	$(0.05)	$0.03	$0.02	$0.10

(1) For the three and nine months ended March 31, 2015 and 2014, options to purchase 199,106 shares were outstanding but not included in the computation of (loss) earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value and estimated fair values of investment securities by maturity are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
March 31, 2015
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(7)	$993
Corporate bonds and other securities:
Due after ten years	5,999	-	(954)	5,045
U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	458	20	-	478
From five through ten years	9,897	223	-	10,120
After ten years	14,114	520	-	14,634
	24,469	763	-	25,232

Non-agency mortgage-backed securities:
Due after ten years	6,123	325	(353)	6,095
Total debt securities	37,591	1,088	(1,314)	37,365

Equity securities:
Auction rate preferred	10,000	-	-	10,000
Total available-for-sale securities	$47,591	$1,088	$(1,314)	$47,365

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$9,244	$107	$(2)	$9,349
From five through ten years	953	113	-	1,066
	10,197	220	(2)	10,415

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from five through ten years	3,628	175	-	3,803
After ten years	138,663	2,356	(254)	140,765
	142,291	2,531	(254)	144,568
Total held-to-maturity securities	$152,488	$2,751	$(256)	$154,983

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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

There were no sales of available-for-sale securities for the three months ended March 31, 2015 or 2014.  Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.  There were no other-than-temporary impairment charges on available-for-sale securities realized in income during the three months ended March 31, 2015 and 2014.

There were no sales of available-for-sale securities for the nine months ended March 31, 2015 or 2014.  There were other-than-temporary impairment charges on available-for-sale securities of $155,000 and $7,000 realized in income during the nine months ended March 31, 2015 and 2014, respectively.  The write-downs of securities included total other-than-temporary impairment losses of $414,000 and $46,000, net of $259,000 and $39,000 recognized in other comprehensive income/loss for the nine months ended March 31, 2015 and 2014, respectively, before taxes.   See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

March 31, 2015:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$-	$-	$993	$7	$993	$7
Corporate bonds and other securities	-	-	5,045	954	5,045	954
Total temporarily impaired available-for-sale	-	-	6,038	961	6,038	961

Held-to-maturity:
U.S. Government and government-sponsored securities	2,253	2	-	-	2,253	2
U.S. Government-sponsored and guaranteed mortgage-backed securities	11,467	22	13,501	232	24,968	254
Total temporarily impaired held-to-maturity	13,720	24	13,501	232	27,221	256

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	551	1	3,096	352	3,647	353

Total temporarily-impaired and other- than-temporarily impaired securities	$14,271	$25	$22,635	$1,545	$36,906	$1,570

June 30, 2014:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored guaranteed securities	$-	$-	$976	$24	$976	$24
Corporate bonds and other obligations	-	-	5,163	836	5,163	836
U.S. Government-sponsored and guaranteed mortgage-backed securities	2,370	1	3,931	43	6,301	44
Total temporarily impaired available-for-sale	2,370	1	10,070	903	12,440	904

Held-to-maturity:
U.S. Government and government-sponsored securities	1,004	1	3,229	27	4,233	28
U.S. Government-sponsored and guaranteed mortgage-backed securities	31,059	103	46,612	935	77,671	1,038
Total temporarily impaired held-to-maturity	32,063	104	49,841	962	81,904	1,066

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	3,301	382	3,301	382

Total temporarily-impaired and other- than-temporarily impaired securities	$34,433	$105	$63,212	$2,247	$97,645	$2,352

(1)   Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2015 and June 30, 2014, there were 24 and 57 individual investment securities, respectively, with aggregate depreciation of 4.1% and 1.3%, respectively, from the Company’s amortized cost basis.  Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations.  These investments are guaranteed or sponsored by the U.S. government or an agency thereof.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector.  As of March 31, 2015, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.0 million, all of which were classified as available-for-sale.  The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads.  Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

For the nine months ended March 31, 2015, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities.  For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model.  Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands):

Balance as of June 30, 2013	$15,733
Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	10
Reductions for securities sold during the period	-

Balance as of June 30, 2014	15,743

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	155
Reductions for securities sold during the period	-

Balance as of March 31, 2015	$15,898

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at March 31, 2015 and June 30, 2014:

	March 31,	June 30,
	2015	2014
	(in thousands)

Real Estate:
Residential (1)	$180,268	$184,380
Commercial	43,174	43,887
Residential construction	1,099	2,661
Commercial	2,020	1,904
Consumer and other	646	627

Total loans	227,207	233,459

Unadvanced construction loans	(118)	(1,658)
	227,089	231,801
Net deferred loan costs	805	705
Allowance for loan losses	(2,244)	(2,380)

Loans, net	$225,650	$230,126

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

The following table presents the Company’s loan classes by internally assigned grades at March 31, 2015 and June 30, 2014:

	Residential	Commercial	Residential		Consumer
March 31, 2015	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$176,891	$35,500	$1,074	$1,597	$645	$215,707
Special Mention	169	2,163	-	-	-	2,332
Substandard	3,208	3,724	-	423	1	7,356
Doubtful	-	1,694	-	-	-	1,694
Loss	-	-	-	-	-	-
Total	$180,268	$43,081	$1,074	$2,020	$646	$227,089

	Residential	Commercial	Residential		Consumer
June 30, 2014	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$180,080	$33,034	$1,575	$1,459	$627	$216,775
Special Mention	175	2,065	-	-	-	2,240
Substandard	4,125	6,553	-	445	-	11,123
Doubtful	-	1,663	-	-	-	1,663
Loss	-	-	-	-	-	-
Total	$184,380	$43,315	$1,575	$1,904	$627	$231,801

There were no modifications deemed to be troubled debt restructures for the nine months ended March 31, 2015.  The following table represents modifications that were deemed to be troubled debt restructures for the nine months ended March 31, 2014.

March 31, 2014

	Number of Contracts	Pre-Modifcation Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Real Estate:
Commercial	3	$369	$410

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

The following is a summary of troubled debt restructurings that have subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the nine months ended March 31, 2015.  There were no troubled debt restructurings that subsequently defaulted within one year of modification during the three months ended March 31, 2015 or the three and nine months ended March 31, 2014.

	Nine months ended
	March 31, 2015
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Real Estate:
Residential	1	$200

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At March 31,	At June 30,
	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,068	$3,977
Commercial	2,876	3,051
Commercial	24	28
Consumer	1	-
Total non-accrual loans	5,969	7,056

Accruing loans past due 90 days or more:	-	-

Total non-performing loans	5,969	7,056

Other real estate owned	3,197	1,549
Total non-performing assets	$9,166	$8,605

Total non-performing loans to total loans	2.63%	3.04%
Total non-performing assets to total assets	1.90%	1.87%

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

The following table sets forth information regarding past due loans at March 31, 2015 and June 30, 2014:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At March 31, 2015	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$1,007	$233	$1,255	$2,495
Commercial	377	200	2,093	2,670
Consumer and other	3	-	-	3
Total	$1,387	$433	$3,348	$5,168

At June 30, 2014

Real Estate:
Residential	$358	$571	$1,497	$2,426
Commercial	-	383	2,208	2,591
Consumer and other	6	-	-	6
Total	$364	$954	$3,705	$5,023

The following is a summary of information pertaining to impaired loans at March 31, 2015 and June 30, 2014:

	At March 31, 2015			At June 30, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$1,370	$1,449		$2,101	$2,229
Commercial	3,779	4,391		3,646	4,122
Commercial	343	343		397	397
Total impaired with no valuation allowance	5,492	6,183		6,144	6,748

Impaired loans with a valuation allowance:
Real Estate:
Residential	1,565	1,639	$134	1,651	1,711	$104
Commercial	359	422	25	741	804	104
Total impaired with a valuation allowance	1,924	2,061	159	2,392	2,515	208

Total impaired loans:
Real Estate:
Residential	2,935	3,088	134	3,752	3,940	104
Commercial	4,138	4,813	25	4,387	4,926	104
Commercial	343	343	-	397	397	-
Total impaired loans	$7,416	$8,244	$159	$8,536	$9,263	$208

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	March 31, 2015			March 31, 2014
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
			(in thousands)
Real Estate:
Residential	$2,938	$12	$1	$3,274	$15	$4
Commercial	4,575	20	-	3,278	2	-
Commercial	398	4	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,911	$36	$1	$6,552	$17	$4

	Nine months ended			Nine months ended
	March 31, 2015			March 31, 2014
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$3,282	$35	$1	$3,559	$48	$13
Commercial	4,438	61	-	3,385	40	33
Commercial	371	16	-	-	-	-
Consumer and other	-	-	-	8	-	-
Total impaired loans	$8,091	$112	$1	$6,952	$88	$46

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and nine months ended March 31, 2015 and 2014 is as follows:

Three months ended
March 31, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,117	$878	$13	$13	$22	$81	$2,124
Charge-offs	(93)	(547)	-	-	(10)	-	(650)
Recoveries	12	175	-	3	-	-	190
Provision (credit)	85	508	(5)	(4)	13	(17)	580
Ending Balance	$1,121	$1,014	$8	$12	$25	$64	$2,244

Three months ended
March 31, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,247	$1,167	$14	$14	$25	$142	$2,609
Charge-offs	(22)	-	-	-	(14)	-	(36)
Recoveries	10	-	1	3	11	-	25
Provision (credit)	(45)	2	4	(1)	1	54	15
Ending Balance	$1,190	$1,169	$19	$16	$23	$196	$2,613

Nine months ended
March 31, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,279	$907	$13	$12	$24	$145	$2,380
Charge-offs	(99)	(879)	-	-	(36)	-	(1,014)
Recoveries	34	175	-	9	10	-	228
Provision (credit)	(93)	811	(5)	(9)	27	(81)	650
Ending Balance	$1,121	$1,014	$8	$12	$25	$64	$2,244

Nine months ended
March 31, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,201	$1,315	$22	$17	$36	$102	$2,693
Charge-offs	(163)	-	-	-	(38)	-	(201)
Recoveries	25	-	6	11	24	-	66
Provision (credit)	127	(146)	(9)	(12)	1	94	55
Ending Balance	$1,190	$1,169	$19	$16	$23	$196	$2,613

Further information pertaining to the allowance for loan losses at March 31, 2015 and June 30, 2014 is as follows:

At March 31, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for impaired loans	$134	$25	$-	$-	$-	$-	$159

Amount of allowance for loan losses for non-impaired loans	$987	$989	$8	$12	$25	$64	$2,085

Impaired loans	$2,935	$4,138	$-	$343	$-	$-	$7,416

Non-impaired loans	$177,333	$38,943	$1,074	$1,677	$646	$-	$219,673

At June 30, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for impaired loans	$104	$104	$-	$-	$-	$-	$208

Amount of allowance for loan losses for non-impaired loans	$1,175	$803	$13	$12	$24	$145	$2,172

Impaired loans	$3,752	$4,387	$-	$397	$-	$-	$8,536

Non-impaired loans	$180,628	$38,928	$1,575	$1,507	$627	$-	$223,265

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

The components of accumulated other comprehensive loss and related tax effects are as follows:

	March 31,	June 30,
	2015	2014
	(in thousands)
Net unrealized loss on securities available-for-sale	$(226)	$(362)
Tax effect	78	125
Accumulated other comprehensive loss	$(148)	$(237)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s assets carried at fair value for March 31, 2015.

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

The Company did not have any transfers of assets between Levels 1 and 2 of the fair value hierarchy during the three or nine months ended March 31, 2015.

The following summarizes assets measured at fair value on a recurring basis at March 31, 2015 and June 30, 2014:

At March 31, 2015	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$993	$-	$993	$-
Corporate bonds and other securities	5,045	-	5,045	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,232	-	25,232	-
Non-agency mortgage-backed securities	6,095	-	6,095	-
Equity securities	10,000	-	-	10,000
Total	$47,365	$-	$37,365	$10,000

At June 30, 2014	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$976	$-	$976	$-
Corporate bonds and other securities	5,163	-	5,163	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,262	-	25,262	-
Non-agency mortgage-backed securities	6,680	-	6,680	-
Equity securities	10,000	-	-	10,000
Total	$48,081	$-	$38,081	$10,000

The table below represents the changes in level 3 assets measured at fair value for the nine months ended March 31, 2015.

(in thousands)
Beginning balance, June 30, 2014	$10,000
Unrealized losses included in other comprehensive loss	-
Ending balance, March 31, 2015	$10,000

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and nine months ended March 31, 2015 and 2014:

At March 31, 2015	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses for the three months ended	Total Losses for the nine months ended
	Value	Level 1	Level 2	Level 3	March 31, 2015	March 31, 2015
	(in thousands)
Impaired loans	$1,397	$-	$-	$1,397	$(211)	$(411)
Other real estate owned	82	-	-	82	-	(33)
	$1,479	$-	$-	$1,479	$(211)	$(444)

At March 31, 2014	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses for the three months ended	Total Losses for the nine months ended
	Value	Level 1	Level 2	Level 3	March 31, 2014	March 31, 2014
	(in thousands)

Impaired loans	$121	$-	$-	$121	$(31)	$(31)
Other real estate owned	869	-	-	869	(132)	(228)
	$990	$-	$-	$990	$(163)	$(259)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2015 and 2014 or June 30, 2014.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of March 31, 2015 and June 30, 2014:

	March 31, 2015
	Carrying Amount	Level 1	Fair Value Hierarchy Level 2	Level 3	Fair Value
			(in thousands)
Financial assets:
Cash and cash equivalents	$22,462	$22,462	$-	$-	$22,462
Securities available-for-sale	47,365	-	37,365	10,000	47,365
Securities held-to-maturity	152,488	-	154,983	-	154,983
Federal Home Loan Bank stock	5,371	-	-	5,371	5,371
Loans, net	225,650	-	-	229,047	229,047
Accrued interest receivable	1,101	-	-	1,101	1,101

Financial liabilities:
Deposits	356,981	-	-	358,661	358,661
Mortgagors’ escrow accounts	1,278	-	-	1,278	1,278
Federal Home Loan Bank advances	52,573	-	53,914	-	53,914
Securities sold under agreements to repurchase	17,279	-	17,279	-	17,279
Accrued interest payable	117	-	-	117	117

	June 30, 2014
	Carrying Amount	Level 1	Fair Value Hierarchy Level 2	Level 3	Fair Value
			(in thousands)
Financial assets:
Cash and cash equivalents	$7,335	$7,335	$-	$-	$7,335
Securities available-for-sale	48,081	-	38,081	10,000	48,081
Securities held-to-maturity	142,176	-	143,257	-	143,257
Federal Home Loan Bank stock	5,927	-	-	5,927	5,927
Loans held-for-sale	100	-	-	101	101
Loans, net	230,126	-	-	231,986	231,986
Accrued interest receivable	1,018	-	-	1,018	1,018

Financial liabilities:
Deposits	347,256	-	-	349,235	349,235
Mortgagors’ escrow accounts	2,267	-	-	2,267	2,267
Federal Home Loan Bank advances	53,500	-	55,196	-	55,196
Securities sold under agreements to repurchase	4,181	-	4,181	-	4,181
Accrued interest payable	124	-	-	124	124

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

At March 31, 2015 and June 30, 2014, 141,107 options and 15,717 restricted shares were available to be issued under the Incentive Plan.  There were no unvested stock awards/options outstanding at or during the nine months ended March 31, 2015 and 2014, respectively.

NOTE 13 – Subsequent Events - Dividends

On May 6, 2015, the Board of Directors of the Company declared a cash dividend of $0.03 a share for all stockholders of record as of May 20, 2015 and payable on June 4, 2015.

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

The contractual amounts of outstanding commitments were as follows:

	March 31,	June 30,
	2015	2014
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,066	$2,867
Unadvanced construction loans	118	1,658
Unadvanced lines of credit	13,187	12,217
Standby letters of credit	396	488
Outstanding commitments	$16,767	$17,230

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at March 31, 2015 and June 30, 2014 and results of operations for the three and nine months ended March 31, 2015 and 2014, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report.  These financial statements should be read in conjunction with the 2014 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2014.

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

Net loss amounted to ($309,000) or ($0.05) per basic and diluted share for the quarter ended March 31, 2015 compared to net income of $187,000 or $0.03 per basic and diluted share for the quarter ended March 31, 2014. Non-interest income decreased $38,000 for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.  During the quarters ended March 31, 2015 and 2014, the Company did not record any OTTI charges on investment securities.  Net interest income decreased $65,000 during the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.  Net interest margin decreased 17 basis points to 2.21% from 2.38% when comparing the quarters ended March 31, 2015 and 2014, respectively.  In addition, non-interest expense decreased $25,000 during the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.  The provision for loan losses increased $565,000 during the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014.  Income tax expense decreased $147,000 during the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.

Net income amounted to $115,000 or $0.02 per basic and diluted share for the nine months ended March 31, 2015 compared to net income of $670,000 or $0.10 per basic and diluted share for the nine months ended March 31, 2014. During the nine months ended March 31, 2015, the Company recorded OTTI charges on investment securities of $155,000 on non-agency mortgage-backed securities which contributed to non-interest income decreasing $209,000 compared to the nine months ended March 31, 2014.  Net interest income increased $99,000 during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.  Net interest margin decreased eight basis points to 2.24% from 2.32% when comparing the nine months ended March 31, 2015 and 2014, respectively.  In addition, non-interest expense increased $17,000 during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.  The provision for loan losses increased $595,000 during the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014.  Income tax expense decreased $167,000 during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

Assets

Total assets increased to $482.0 million at March 31, 2015 from $461.0 million at June 30, 2014.  Cash and cash equivalents increased $15.1 million and totaled $22.5 million or 4.7% of total assets at March 31, 2015. Investments in available-for-sale securities decreased $716,000 and totaled $47.4 million or 9.8% of total assets at March 31, 2015.  Investments in held-to-maturity securities increased $10.3 million and totaled $152.5 million or 31.6% of total assets at March 31, 2015.  The increases in cash and cash equivalents and held-to-maturity securities was due to investing cash received from the $13.1 million increase in securities sold under agreements to repurchase during the nine months ended March 31, 2015.  Net loans decreased $4.5 million and totaled $225.7 million or 46.8% of total assets at March 31, 2015.

Allowance for Loan Losses

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and non-performing loans at March 31, 2015 and June 30, 2014.  For additional information, see “Comparison of Operating Results for the three and nine months ended March 31, 2015 and 2014 – Provision for loan losses.”

	March 31,	June 30,
	2015	2014
	(Dollars in thousands)

Allowance for loan losses	$2,244	$2,380
Gross loans outstanding	227,894	232,506
Non-performing loans	5,969	7,056

Allowance/gross loans outstanding	0.98%	1.02%
Allowance/non-performing loans	37.6%	33.7%

Liabilities

Total liabilities increased to $430.5 million at March 31, 2015 from $409.6 million at June 30, 2014.  Total deposits increased to $357.0 million at March 31, 2015 from $347.3 million at June 30, 2014, an increase of $9.7 million.  Federal Home Loan Bank advances decreased to $52.6 million at March 31, 2015 from $53.5 million at June 30, 2014.  Securities sold under agreements to repurchase increased to $17.3 million at March 31, 2015 from $4.2 million at June 30, 2014, an increase of $13.1 million or 313.3%.  This change in repurchase agreements was primarily due to increases in municipality accounts.

Stockholders’ Equity

Stockholders’ equity remained unchanged at $51.5 million at March 31, 2015 and June 30, 2014.  On January 20, 2015, the Board of Directors of the Company declared a cash dividend of $0.03 a share for all stockholders of record as of February 6, 2015 and payable on February 24, 2015.

Comparison of Operating Results for the three and nine months ended March 31, 2015 and 2014

Interest and Dividend Income

Interest and dividend income decreased $143,000 or 4.1% to $3.3 million for the quarter ended March 31, 2015 compared to $3.5 million for the quarter ended March 31, 2014.  This was primarily due to a decrease in yield on earning assets of 28 basis points to 3.01% for the quarter ended March 31, 2015 compared to 3.29% for the quarter ended March 31, 2014. The yield on investment securities decreased nine basis points to 2.03% for the quarter ended March 31, 2015 compared to 2.12% for the quarter ended March 31, 2014.  The yield on loans decreased 20 basis points to 4.13% for the quarter ended March 31, 2015 compared to 4.33% for the quarter ended March 31, 2014.  This was partially offset by an increase in average interest-bearing assets of $20.5 million from the quarter ended March 31, 2014 to quarter ended March 31, 2015. Average investment securities increased $8.5 million to $199.6 million for the quarter ended March 31, 2015 compared to $191.1 million for the quarter ended March 31, 2014.  Average other earning assets increased $15.7 million to $20.6 million for the quarter ended March 31, 2015 compared to $4.9 million for the quarter ended March 31, 2014.  Average loans decreased by $3.6 million to $228.0 million for the quarter ended March 31, 2015 compared to $231.6 million for the quarter ended March 31, 2014.

Interest and dividend income decreased $163,000 or 1.6% to $10.3 million for the nine months ended March 31, 2015 compared to $10.4 million for the nine months ended March 31, 2014.  This was primarily due to a decrease in yield on earning assets of 20 basis points to 3.07% for the nine months ended March 31, 2015 compared to 3.27% for the nine months ended March 31, 2014. The yield on investment securities increased seven basis points to 2.02% for the nine months ended March 31, 2015 compared to 1.95% for the nine months ended March 31, 2014.  The yield on loans decreased 24 basis points to 4.15% for the nine months ended March 31, 2015 compared to 4.39% for the nine months ended March 31, 2014. This was partially offset by an increase in average interest-bearing assets of $19.7 million from March 31, 2014 to March 31, 2015. Average investment securities increased $12.3 million to $199.5 million for the nine months ended March 31, 2015 compared to $187.2 million for the nine months ended March 31, 2014.  Average other earning assets increased $8.8 million to $13.5 million for the nine months ended March 31, 2015 compared to $4.7 million for the nine months ended March 31, 2014.  Average loans decreased by $1.4 million to $231.6 million for the nine months ended March 31, 2015 compared to $233.0 million for the nine months ended March 31, 2014.

Interest Expense

Interest expense amounted to $889,000 for the quarter ended March 31, 2015 compared to $967,000 for the quarter ended March 31, 2014, a decrease of $78,000 or 8.1%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 12 basis points to 0.98% for the quarter ended March 31, 2015 from 1.10% for the quarter ended March 31, 2014.  The average rate on interest-bearing deposits decreased by seven basis points to 0.74% for the quarter ended March 31, 2015 compared to 0.81% for the quarter ended March 31, 2014.  The average rate on borrowed money decreased by 45 basis points to 1.96% for the quarter ended March 31, 2015 compared to 2.41% for the quarter ended March 31, 2014.  These changes in rates were partially offset by an $11.6 million increase in average interest-bearing liabilities.

Interest expense amounted to $2.8 million for the nine months ended March 31, 2015 compared to $3.0 million for the nine months ended March 31, 2014, a decrease of $262,000 or 8.6%.  The decrease was primarily due to changes in rates of interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 13 basis points to 1.01% for the nine months ended March 31, 2015 from 1.14% for the nine months ended March 31, 2014.  The average rate on interest-bearing deposits decreased by ten basis points to 0.75% for the nine months ended March 31, 2015 compared to 0.85% for the nine months ended March 31, 2014.  The average rate on borrowed money decreased by 35 basis points to 2.14% for the nine months ended March 31, 2015 compared to 2.49% for the nine months ended March 31, 2014.  These changes in rates were partially offset by a $10.4 million increase in average interest-bearing liabilities.

Net Interest and Dividend Income

Net interest and dividend income amounted to $2.4 million for the quarter ended March 31, 2015 compared to $2.5 million for the quarter ended March 31, 2014, a decrease of $65,000 or 2.6%.  Net interest rate spread decreased by 16 basis points to 2.03% for the quarter ended March 31, 2015 from 2.19% for the quarter ended March 31, 2014.  Net interest margin decreased 17 basis points to 2.21% from 2.38% when comparing the quarters ended March 31, 2015 and 2014, respectively.  These decreases were offset by an increase in net interest-earning assets of $8.9 million to $80.3 million for the quarter ended March 31, 2015 compared to $71.4 million for the quarter ended March 31, 2014.

Net interest and dividend income amounted to $7.5 million for the nine months ended March 31, 2015 compared to $7.4 million for the nine months ended March 31, 2014, an increase of $99,000 or 1.3%.  Net interest rate spread decreased by seven basis points to 2.06% for the nine months ended March 31, 2015 from 2.13% for the nine months ended March 31, 2014.  Net interest margin decreased eight basis points to 2.24% from 2.32% when comparing the nine months ended March 31, 2015 and 2014, respectively. These decreases were offset by an increase in net interest-earning assets of $9.3 million to $80.1 million for the nine months ended March 31, 2015 compared to $70.8 million for the nine months ended March 31, 2014.

Due to the large portion of fixed rate loans and securities in the Company’s asset portfolio, interest rate risk is a concern and the Company continues to monitor and adjust the asset and liability mix to take advantage of the benefits and reduce the risks or potential negative effects of a rising rate environment.  Management attempts to mitigate the interest rate risk through balance sheet composition.  See “Market Risk, Liquidity and Capital Resources – Market Risk.”

Provision for Loan Losses

The provision for loan losses totaled $580,000 for the three months ended March 31, 2015 compared to $15,000 for the three months ended March 31, 2014, an increase of $565,000.  This was primarily due to a $547,000 charge-off on one commercial loan relationship. Net charge-offs were $460,000 for the quarter ended March 31, 2015 compared to net charge-offs of $11,000 for the quarter ended March 31, 2014. The ratio of the allowance to gross loans outstanding was 0.98% as of March 31, 2015 and 1.02% as of June 30, 2014.

The provision for loan losses totaled $650,000 for the nine months ended March 31, 2015 compared to $55,000 for the nine months ended March 31, 2014, an increase of $595,000.  This was primarily due to a $847,000 charge-off on one commercial loan relationship. Net charge-offs were $786,000 for the nine months ended March 31, 2015 compared to net charge-offs of $135,000 for the nine months ended March 31, 2014.  Non-performing loans decreased to $6.0 million at March 31, 2015 from $7.1 million for the nine months ended March 31, 2014, a decrease of $1.1 million or 15.4%.

For more information, see “Note 7 – Loans” of the Notes to the Consolidated Financial Statements.

Non-interest Income

Non-interest income totaled $533,000 for the quarter ended March 31, 2015 compared to $571,000 for the quarter ended March 31, 2014, a decrease of $38,000 or 6.7%.  This was primarily due to a decrease in service fees of $24,000.

Non-interest income totaled $1.6 million for the nine months ended March 31, 2015 compared to $1.8 million for the nine months ended March 31, 2014, a decrease of $209,000 or 11.6%.  This was primarily due to an increase in other-than-temporary impairment charges on available-for-sale securities of $148,000.  The impairment charges for the nine months ended March 31, 2015 and March 31, 2014 were the result of credit losses on non-agency mortgage-backed securities.

Non-interest Expense

Non-interest expense totaled $2.8 million for the quarter ended March 31, 2015 compared to $2.9 million for the quarter ended March 31, 2014, a decrease of $25,000 or 0.9%.  Compensation and benefits expense increased $79,000 or 5.4% due to an increase in salary expense of $45,000 or 4.1%.   Occupancy expense increased $37,000 or 11.9%.  Other real estate owned expense increased by $77,000 or 108.5%, and write-downs of other real estate owned decreased $132,000 or 100.0%. These increases were primarily the result of taking two additional properties into other real estate owned during the quarter. FDIC deposit insurance decreased by $43,000 or 28.5% and regulatory assessments decreased by $42,000 or 87.5%.

Non-interest expense totaled $8.4 million for the nine months ended March 31, 2015 and 2014.  Compensation and benefits expense increased $227,000 or 5.1% due to an increase in salary expense of $160,000 or 4.8%.  Occupancy expense totaled $946,000 for the nine months ended March 31, 2015 compared to $900,000 for the nine months ended March 31, 2014, an increase of $46,000 or 5.1%.  FDIC deposit insurance decreased by $184,000 or 40.4%, Regulatory assessments decreased $72,000 or 50.3% and write-downs of other real estate owned decreased by $195,000 or 85.5%.   Other real estate owned expense increased by $173,000 or 129.1%.

Provision for Income Taxes

Income tax benefit amounted to $140,000 for the quarter ended March 31, 2015 compared to income tax expense of $7,000 for the quarter ended March 31, 2014. The effective tax rate was (31.2%) for the quarter ended March 31, 2015 compared to 3.6% for the quarter ended March 31, 2014, a result of pre-tax income decreasing $643,000 or 331.4% and other tax preference items. Tax expense is recorded on a year-to-date basis.  The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Income tax benefit amounted to $98,000 for the nine months ended March 31, 2015 compared to income tax expense of $69,000 for the nine months ended March 31, 2014. The effective tax rate was (576.5%) for the nine months ended March 31, 2015 compared to 9.3% for the nine months ended March 31, 2014, a result of pre-tax income decreasing $722,000 or 97.7% and other tax preference items. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended March 31,
	2015			2014
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$199,607	$997	2.03%	$191,149	$997	2.12%
Loans	227,976	2,324	4.13%	231,631	2,475	4.33%
Other earning assets	20,628	10	0.20%	4,894	2	0.17%
Total interest-earning assets	448,211	3,331	3.01%	427,674	3,474	3.29%
Non-interest-earning assets	31,535			30,691
Total assets	$479,746			$458,365

Interest-bearing liabilities:
NOW accounts	$88,435	100	0.46%	$88,283	108	0.50%
Savings accounts (1)	66,214	22	0.13%	61,287	22	0.15%
Money market accounts	18,146	13	0.29%	16,317	15	0.37%
Time deposits	122,491	403	1.33%	125,325	436	1.41%
Borrowed money	72,609	351	1.96%	65,084	386	2.41%
Total interest-bearing liabilities	367,895	889	0.98%	356,296	967	1.10%
Non-interest-bearing demand deposits (1)	56,492			47,802
Other non-interest-bearing liabilities	3,438			3,620
Capital accounts	51,921			50,647
Total liabilities and capital accounts	$479,746			$458,365

Net interest income		$2,442			$2,507
Interest rate spread			2.03%			2.19%
Net interest-earning assets	$80,316			$71,378
Net interest margin			2.21%			2.38%
Average earning assets to
average interest-bearing liabilities			121.83%			120.03%

(1)
During the three months ended March 31, 2014, no interest was paid on escrow accounts, so these accounts were reported in non-interest-bearing demand deposits.  During the three months ended March 31, 2015, the Bank began paying interest on escrow accounts, and such accounts are now reported in savings accounts.

	For the Nine Months Ended March 31,
	2015			2014
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$199,530	$3,031	2.02%	$187,198	$2,745	1.95%
Loans	231,608	7,208	4.15%	232,987	7,670	4.39%
Other earning assets	13,497	20	0.20%	4,718	7	0.20%
Total interest-earning assets	444,635	10,259	3.07%	424,903	10,422	3.27%
Non-interest-earning assets	28,921			29,132
Total assets	$473,556			$454,035

Interest-bearing liabilities:
NOW accounts	$87,523	302	0.46%	$89,611	332	0.49%
Savings accounts (1)	65,681	69	0.14%	59,965	66	0.15%
Money market accounts	19,042	41	0.29%	15,631	44	0.37%
Time deposits	123,685	1,257	1.35%	126,158	1,417	1.50%
Borrowed money	68,592	1,100	2.14%	62,741	1,172	2.49%
Total interest-bearing liabilities	364,523	2,769	1.01%	354,106	3,031	1.14%
Non-interest-bearing demand deposits (1)	54,908			47,024
Other non-interest-bearing liabilities	2,255			2,458
Capital accounts	51,870			50,447
Total liabilities and capital accounts	$473,556			$454,035

Net interest income		$7,490			$7,391
Interest rate spread			2.06%			2.13%
Net interest-earning assets	$80,112			$70,797
Net interest margin			2.24%			2.32%
Average earning assets to
average interest-bearing liabilities			121.98%			119.99%

(1)
During the nine months ended March 31, 2014, no interest was paid on escrow accounts, so these accounts were reported in non-interest-bearing demand deposits.  During the nine months ended March 31, 2015, the Bank began paying interest on escrow accounts, and such accounts are now reported in savings accounts.

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

	For the Three Months Ended March 31, 2015
	Compared to the Three Months Ended March 31, 2014
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)
Investment securities	$(175)	$175	$-
Loans	(112)	(39)	(151)
Other interest-earning assets	-	8	8
TOTAL INTEREST INCOME	(287)	144	(143)

INTEREST EXPENSE

NOW accounts	(9)	1	(8)
Savings accounts	(7)	7	-
Money Market accounts	(10)	8	(2)
Time deposits	(23)	(10)	(33)
Borrowed money	(244)	209	(35)
TOTAL INTEREST EXPENSE	(293)	215	(78)
CHANGE IN NET INTEREST INCOME	$6	$(71)	$(65)

	For the Nine Months Ended March 31, 2015
	Compared to the Nine Months Ended March 31, 2014
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$101	$185	$286
Loans	(417)	(45)	(462)
Other interest-earning assets	-	13	13
TOTAL INTEREST INCOME	(316)	153	(163)

INTEREST EXPENSE

NOW accounts	(22)	(8)	(30)
Savings accounts	(4)	7	3
Money Market accounts	(15)	12	(3)
Time deposits	(133)	(27)	(160)
Borrowed money	(219)	147	(72)
TOTAL INTEREST EXPENSE	(393)	131	(262)
CHANGE IN NET INTEREST INCOME	$77	$22	$99

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at March 31, 2015 and June 30, 2014.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	March 31, 2015	June 30, 2014

+ 100	0.85%	0.93%
+ 200	-1.74%	-1.99%

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

The tables below set forth, at March 31, 2015, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$43,121	$(11,675)	-21.31%	9.73%	(169)
+200	$48,423	$(6,373)	-11.63%	10.62%	(80)
+100	$52,768	$(2,028)	-3.70%	11.26%	(15)
0	$54,796	$-	0.00%	11.41%	0
-100	$59,162	$4,366	7.97%	12.05%	63

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations.  The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings.  The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank of Boston borrowings as of March 31, 2015 of $52.6 million, with unused borrowing capacity of $53.6 million.  The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%.  As of March 31, 2015, the ratio of wholesale borrowings to total assets was 10.9%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended March 31, 2015 and 2014, the Bank’s loan originations net of principal collections were $1.3 million and $2.3 million.  Purchases of securities totaled $33.7 million and $39.4 million for the nine months ended March 31, 2015 and 2014, respectively.

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

Certificates of deposit totaled $121.3 million at March 31, 2015. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks.  The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions.  The final rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  Additionally, community banking institutions must contain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.  The phase-in period for the rules began for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.

At March 31, 2015, the Bank exceeded each of the applicable regulatory capital requirements.  The Company, as a federally chartered holding company, is not subject to capital requirements.  As of March 31, 2015, the most recent notification from the Office of Comptroller of the Currency, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the in the following table.  There is also a requirement to maintain a ratio of 2.0% tangible capital to tangible assets.  There are no conditions or events since that notification that management believes would change our category.  The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of March 31, 2015 and June 30, 2014.

	As of March 31, 2015
	(Dollars in Thousands)

	Required	Actual	Actual
	Ratio	Amount	Ratio
Tier 1 Leverage	5.00%	$40,715	8.63%
Common Equity Tier 1 Capital	6.50%	$40,715	13.59%
Tier 1 Risk-based Capital	8.00%	$40,715	13.59%
Total Capital	10.00%	$42,979	14.35%

	As of June 30, 2014
	(Dollars in Thousands)

	Required	Actual	Actual
	Ratio	Amount	Ratio
Tier 1 Leverage	5.00%	$40,093	8.87%
Tier 1 Risk-based Capital	6.00%	$40,093	17.62%
Total Capital	10.00%	$42,494	18.68%

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

For the nine months ended March 31, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC. (Registrant)

Date:	May 15, 2015	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date:	May 15, 2015	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice-President, Chief Financial Officer and Treasurer

