Form 10-K
period 2015-06-30
PSB Holdings, Inc.
filed 2015-09-30
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES    ☒  NO

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 31, 2014 ($7.72) was $14.0 million.

As of August 31, 2015, there were 6,541,561 shares outstanding of the Registrant’s Common Stock, including 3,729,846 shares owned by Putnam Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2015 Annual Meeting of Stockholders (Parts II and III)

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

PSB Holdings, Inc.

PSB Holdings, Inc. (the “Company”) is the federally chartered stock holding company of Putnam Bank (the “Bank”), and owns 100% of the common stock of Putnam Bank. PSB Holdings, Inc. also owns investment securities valued at $1.1 million as of June 30, 2015. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501. As of June 30, 2015, 57.0% of the outstanding stock of PSB Holdings, Inc. was owned by Putnam Bancorp, MHC.

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

Putnam Bank

Putnam Bank was founded in 1862 as a state-chartered mutual savings bank. In October 2004, the Bank converted to a federally chartered stock savings bank in connection with the offering of common stock by PSB Holdings, Inc. The Bank is headquartered at 40 Main Street in Putnam, Connecticut and conducts substantially all of its business from eight full-service banking offices and one loan origination center. In addition, the Bank maintains a “Special Needs Limited Branch.” The telephone number at the Bank’s main office is (860) 928-6501.

“Second-Step” Conversion of Putnam Bancorp, MHC

On September 9, 2015, the Boards of Directors of Putnam Bancorp, MHC, the Company and Putnam Bank each adopted a Plan of Conversion and Reorganization of Putnam Bancorp, MHC (the “Plan”) pursuant to which the Putnam Bancorp, MHC will undertake a “second-step” conversion and cease to exist. Putnam Bank will reorganize from a two-tier mutual holding company structure to a fully public stock holding company structure.

Pursuant to the Plan, (i) Putnam Bank will become a wholly owned subsidiary of a Maryland stock corporation (the “New Holding Company”), (ii) the shares of common stock of the Company held by persons other than Putnam Bancorp, MHC (whose shares will be canceled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons (excluding shares purchased in the stock offering described below and cash received in lieu of fractional shares, and as adjusted to reflect certain assets held by Putnam Bancorp, MHC), and (iii) the New Holding Company will offer and sell shares of common stock representing the ownership interest of Putnam Bancorp, MHC in a subscription offering and, if necessary, a community and/or syndicated community offering.  The Plan is subject to regulatory approval as well as the approval of the depositors of Putnam Bank, the corporators of Putnam Bancorp, MHC and the Company’s stockholders (including the approval of a majority of the Company’s outstanding shares of common stock held by persons other than Putnam Bancorp, MHC).

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

General

Our principal business consists of attracting deposits from the general public in the communities where our offices are located, and investing those deposits, together with funds generated from operations, primarily in loans secured by real estate, including one-to-four family residential mortgage loans and commercial real estate loans (including multi-family real estate loans).  To a lesser extent, we originate commercial loans, residential construction loans and consumer loans.  We also invest in investment securities.

Market Area

Our market area has a relatively stable population and household base. We currently operate out of eight offices, which are located in Windham County and New London County, Connecticut. Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east). New London County is to the south of Windham County, located in the Southeastern corner of Connecticut. Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts.

According to SNL Financial, from 2010 to 2015, the population of Windham County decreased by 1.1%, while New London County’s population remained relatively unchanged. At the same time, the population of the state of Connecticut increased by 0.8%, while the United States’ population increased by 3.5%. During the same period, the growth in number of households in Windham and New London Counties, as well as on a statewide and nationwide basis, also increased. In 2015, per capita income and median household income for Windham County equaled $28,850 and $60,093, respectively. In the same year, per capita income and median household income for New London County equaled $35,270 and $67,751, respectively. These compare to 2015 per capita income measures for the state of Connecticut and the United States of $38,172 and $28,840, respectively, and 2015 median household income measures for the state of Connecticut and the United States of $69,408 and $53,706, respectively.

Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and healthcare. According to SNL Financial, these three sectors comprise approximately 70% of the employment base in Windham County. The same three sectors comprise approximately 73% of the employment base in New London County.

Windham County’s June 2015 unemployment rate of 5.9% was higher than the New London County unemployment rate of 5.6%, which were both higher than the comparable Connecticut unemployment rate of 5.4%, and the national unemployment rate of 5.3%. Notably, the unemployment rates for the United States, Connecticut, Windham County, and New London County for June 2015 have all decreased relative to their June 2014 unemployment rates of 6.1%, 6.5%, 7.3%, and 6.6%, respectively. Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations. Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland, as well as the Rhode Island and Massachusetts communities adjacent to Windham County.

Competition

We face intense competition within our market area for deposits and loans. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Several large holding companies operate banks in our market area. Many of them are significantly larger than us and, therefore, have greater resources. Additionally, some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. We face additional competition for deposits from money market funds, brokerage firms, insurance companies, mutual funds and other corporate and government securities.

As of June 30, 2014, based on the Federal Deposit Insurance Corporation’s annual Summary of Deposits Report (the most current data available), our market share of Federal Deposit Insurance Corporation-insured deposits represented 17.8% of deposits in Windham County, giving us the third largest market share out of ten financial institutions with offices in that county as of that date, and 1.6% of deposits in New London County, giving us the 11th largest market share out of 15 financial institutions with offices in that county as of that date.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real estate. Recently, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering would permit us to retain longer term, fixed-rate loans in our portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real Estate Loans:
Residential (1)	$178,989	79.17%	$184,380	78.98%	$187,116	79.29%	$200,148	79.24%	$193,084	74.96%
Commercial	41,762	18.47	43,887	18.80	43,423	18.40	45,032	17.83	53,248	20.67
Residential construction	1,318	0.58	2,661	1.14	2,775	1.17	3,044	1.20	2,824	1.10
Commercial	3,327	1.47	1,904	0.81	1,980	0.84	3,459	1.37	7,356	2.86
Consumer and other	701	0.31	627	0.27	707	0.30	898	0.36	1,070	0.41
Total loans	226,097	100.00%	233,459	100.00%	236,001	100.00%	252,581	100.00%	257,582	100.00%

Unadvanced construction loans	(680)		(1,658)		(1,745)		(1,559)		(1,476)
	225,417		231,801		234,256		251,022		256,106
Net deferred loan costs	804		705		608		463		191
Allowance for loan losses	(2,175)		(2,380)		(2,693)		(2,913)		(3,072)

Loans, net	$224,046		$230,126		$232,171		$248,572		$253,225

(1)	Residential real estate loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at June 30, 2015. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less.

	Residential Real Estate		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Due During the Years Ending After June 30, 2015
One year or less	$177	5.39%	$3,949	5.09%	$1,318	4.65%	$388	3.85%	$144	5.89%	$5,976	4.97%
More than one to five years	4,525	4.86%	4,317	5.21%	—	—	877	5.60%	557	4.76%	10,276	5.06%
More than five years	174,287	3.93%	33,496	5.26%	—	—	2,062	4.28%	—	—	209,845	4.15%

Total	$178,989	3.95%	$41,762	5.24%	$1,318	4.65%	$3,327	4.58%	$701	4.99%	$226,097	4.20%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2015 that are contractually due after June 30, 2016.

	Fixed	Adjustable	Total
	(In thousands)

Real Estate Loans:
Residential	$114,333	$64,479	$178,812
Commercial	19,604	18,209	37,813
Commercial	2,626	313	2,939
Consumer and other	557	—	557

Total	$137,120	$83,001	$220,121

At June 30, 2015, the total amount of loans that had fixed interest rates was $141.3 million, and the total amount of loans that had floating or adjustable interest rates was $84.1 million.

Residential Real Estate Loans. Our primary lending activity consists of the origination of one-to-four family residential real estate loans that are primarily secured by properties located in Windham and New London Counties, Connecticut. At June 30, 2015, $179.0 million, or 79.2% of our loan portfolio, consisted of one-to-four family residential real estate loans. At June 30, 2015, our residential real estate loans included $7.6 million of home equity loans and $10.3 million of home equity lines of credit. Generally, one-to-four family residential real estate loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate real estate loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential real estate loans are underwritten according to Fannie Mae policies and procedures.

At June 30, 2015, $76.9 million, or 43.0%, of our residential real estate loans were bi-weekly real estate loans. Bi-weekly real estate loans are loans that require payments to be made every two weeks, thus shortening the duration of the loan. The borrower is required to maintain a deposit account with us for automatic withdrawal of the mortgage payment.

Recently, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering would permit us to retain longer term, fixed-rate loans in our portfolio. We originated $22.9 million of fixed rate one-to-four family residential loans during the year ended June 30, 2015, of which $6.8 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one-to-four family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $10.3 million of adjustable rate one-to-four family residential loans during the year ended June 30, 2015, of which $360,000 was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate real estate loans amortize over terms of up to 30 years.

Adjustable rate real estate loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate real estate loans may be limited during periods of rapidly rising interest rates. At June 30, 2015, $64.5 million, or 36.0%, of our one-to-four family residential loans had adjustable rates of interest.

In an effort to provide financing for moderate income home buyers, we offer Veterans Administration (VA), Federal Housing Administration (FHA), Connecticut Housing Finance Authority (CHFA) and Rural Development loans. These programs offer residential real estate loans to qualified individuals. These loans are offered with fixed rates of interest and terms of up to 30 years. Such loans are secured by one-to-four family residential properties. All of these loans are originated using agency underwriting guidelines. VA, FHA and CHFA loans are closed in the name of Putnam Bank and are immediately sold on a servicing-released basis. All such loans are originated in amounts of up to 100% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is required on all such loans.

All residential real estate loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2015, our largest residential real estate loan had a principal balance of $682,000 and was secured by a residence located in our primary market area. At June 30, 2015, this loan was performing in accordance with its original terms.

At June 30, 2015, home equity loans and lines of credit totaled $18.0 million, or 10.0% of our residential real estate loans and 7.7% of total loans. Additionally, at June 30, 2015, the unadvanced amounts of home equity lines of credit totaled $11.5 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms of up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans. These loans are generally secured by one-to-four family non-owner occupied investment properties, multi-family real estate of 20 units or less, small commercial and industrial owner and non-owner occupied properties, hotels, non-owner occupied condominiums and commercial and industrial vacant land.  The security for these loans is primarily located in our primary market area. At June 30, 2015, commercial mortgage loans totaled $41.8 million, or 18.5% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2015 was $6.5 million. Our commercial real estate loans may be made with terms of up to five years with 20-year amortization schedules and are offered with interest rates that are fixed or that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2015 was a $2.5 million loan secured by office buildings located in our primary market area. At June 30, 2015, this loan was performing in accordance with its original terms.

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential real estate loans. Because payments on loans secured by commercial real estate, including multi-family properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2015, construction real estate loans totaled $1.3 million, or 0.6%, of total loans. At June 30, 2015, the unadvanced portion of these construction loans totaled $555,000.

Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2015, our largest outstanding residential construction real estate loan commitment was for $450,000, and was fully advanced. This loan was performing according to its original terms at June 30, 2015. Construction loans to individuals are generally made on the same terms as our one-to-four family real estate loans.

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

Commercial Loans. At June 30, 2015, we had $3.3 million in commercial business loans, which amounted to 1.5% of total loans. We make such commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2015, our largest commercial loan was a $435,000 loan secured by business assets located in our primary market area. This loan was performing according to its original terms at June 30, 2015.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $701,000, or 0.3% of our total loan portfolio, at June 30, 2015.

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

Recently, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering would permit us to retain longer term, fixed-rate loans in our portfolio. The one-to-four family loans that we currently originate for sale include mortgage loans which conform to the underwriting standards specified by Fannie Mae. We also sell all mortgage loans insured by CHFA, FHA, VA and Rural Development. Generally, all one-to-four family loans that we sell are sold pursuant to master commitments negotiated with Fannie Mae. Generally, we sell our loans without recourse. We generally retain the servicing rights on the mortgage loans sold to Fannie Mae, but sell all CHFA, VA, FHA and Rural Development loans on a servicing-released basis.

At June 30, 2015, Putnam Bank was servicing loans in the amount of $31.7 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2015, we originated $33.2 million of one-to-four family loans, of which we retained $26.0 million. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

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

The board of directors annually approves independent appraisers used by Putnam Bank. For larger loans, we may require an environmental site assessment to be performed by an independent professional for all non-residential real estate loans. It is our policy to require hazard insurance on all real estate loans.

Loan Origination Fees and Other Income. In addition to interest earned on loans, Putnam Bank receives loan origination fees. Such fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2015, our regulatory limit on loans to one borrower was $6.5 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $2.7 million, consisting of a commercial real estate loan and home equity loans. The loans comprising this lending relationship were performing in accordance with their original terms as of June 30, 2015.

Delinquencies and Classified Assets

Collection Procedures. A computer-generated delinquency notice is mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes 60 days delinquent, Putnam Bank sends a letter advising the borrower of the delinquency. The borrower is given 30 days to pay the delinquent payments or to contact Putnam Bank to make arrangements to bring the loan current over a longer period of time. If the borrower fails to bring the loan current in 30 days or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure proceedings are started. We may consider forbearance in cases of a temporary loss of income if a plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.

Loans Past Due and Non-Performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral, if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans in which collectability is questionable and therefore interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.  At June 30, 2015, we had non-performing loans of $5.6 million and a ratio of non-performing loans to total loans of 2.50%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of OREO is charged against earnings.  At June 30, 2015, we had OREO of $3.2 million. Other real estate owned is included in non-performing assets.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of debt. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. A loan classified in the table below as “non-accrual” does not necessarily mean that such loan is or has been delinquent. Once a loan is delinquent 90 days or more or the borrower or collateral securing the loan experiences an event that makes collectability doubtful, the loan is placed on “non-accrual” status. Our policies require six consecutive months of contractual payments in order for the loan to be removed from non-accrual status.

	At June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Non-accrual loans:
Residential real estate loans	$2,731	$3,977	$2,865	$3,985	$1,752
Commercial real estate	2,886	3,051	3,365	3,975	4,635
Residential construction	—	—	—	424	—
Commercial	22	28	—	—	—
Consumer and other	1	—	—	—	—
Total	5,640 (1)	7,056	6,230	8,384	6,387
Accruing loans past due 90 days or more:
Residential real estate loans	—	—	112	—	32
Total	—	—	112	—	32
Total non-performing loans	5,640	7,056	6,342	8,384	6,419
Other real estate owned	3,155	1,549	1,665	1,683	1,074
Other non-performing assets	—	—	—	—	46
Total non-performing assets	8,795	8,605	8,007	10,067	7,539
Troubled debt restructurings in compliance with restructured terms	2,154 (2)	839	2,159	3,443	4,644
Troubled debt restructurings and total non-performing assets	$10,949	$9,444	$10,166	$13,510	$12,183
Total non-performing loans to total loans	2.50%	3.04%	2.71%	3.34%	2.51%
Total non-performing assets to total assets	1.86%	1.87%	1.76%	2.23%	1.60%
Total non-performing assets and troubled debt restructurings to total assets	2.31%	2.05%	2.24%	2.99%	2.58%

(1)	The gross interest income that would have been reported if the non-accrual loans had performed in accordance with their original terms was $318,000 for the year ended June 30, 2015. Actual income recognized was $63,000 for the year ended June 30, 2015.
(2)	The gross interest income that would have been reported if the troubled debt restructurings had performed in accordance with their original terms was $197,000 for the year ended June 30, 2015. Actual income recognized was $34,000 for the year ended June 30, 2015.

Total non-performing assets increased $190,000 to $8.8 million at June 30, 2015 from $8.6 million at June 30, 2014. Non-performing assets as of June 30, 2015 consisted of $3.2 million of other real estate owned, which reflects the repossession of a five-lot residential development project at a carrying value of $197,000, a commercial building at a carrying value of $112,000, three lots in a recreational park at a value of $139,000, a single family home with a carrying value of $495,000, a single family condominium with a carrying value of $71,000, a single family home with a carrying value of $51,000, a single family home with a carrying value of $374,000, a commercial building with a carrying value of $1.1 million and 202.5 acres of land with a carrying value of $599,000. Also included in non-performing assets at June 30 2015 was $5.6 million in non-performing loans. These loans consisted of 18 residential loans totaling $2.7 million, 11 commercial real estate loans totaling $2.9 million, one commercial loan for $22,000 and one consumer loan for $1,000. Non-performing assets as of June 30, 2014 consisted of $1.5 million of other real estate owned, which reflects the repossession of a six-lot residential development project at a carrying value of $247,000, a single family home with a carrying value of $264,000, a commercial building at a carrying value of $114,000, three lots in a recreational park at a value of $139,000, a single family home with a carrying value of $169,000 and 202.5 acres of land with a carrying value of $616,000. Also included in non-performing assets at June 30, 2014 was $7.1 million in non-performing loans. These loans consisted of 21 residential loans totaling $4.0 million, 12 commercial real estate loans totaling $3.1 million and one commercial loan for $28,000.

Management is focused on working with borrowers and guarantors to resolve non-performing loans by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. We review the strength of the guarantors; require face to face discussions and offer restructuring suggestions that provide the borrowers with short-term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. We obtain a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal in our file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is our policy to charge off or write down loans or other assets when, in the opinion of the Credit Committee and loan review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged. The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparisons of Operating Results for the Fiscal Years Ended June 30, 2015 and 2014.”

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At June 30, 2015
Residential real estate	2	$193	3	$755	5	$948
Commercial real estate	—	—	7	2,316	7	2,316
Total	2	$193	10	$3,071	12	$3,264

At June 30, 2014
Residential real estate	4	$571	6	$1,497	10	$2,068
Commercial real estate	2	383	6	2,208	8	2,591
Total	6	$954	12	$3,705	18	$4,659

At June 30, 2013
Residential real estate	3	$195	10	$1,844	13	$2,039
Commercial real estate	—	—	17	2,876	17	2,876
Total	3	$195	27	$4,720	30	$4,915

At June 30, 2012
Residential real estate	2	$162	5	$940	7	$1,102
Commercial real estate	—	—	5	1,573	5	1,573
Residential construction	—	—	1	424	1	424
Total	2	$162	11	$2,937	13	$3,099

At June 30, 2011
Residential real estate	2	$247	5	$1,126	7	$1,373
Commercial real estate	4	488	8	3,324	12	3,812
Total	6	$735	13	$4,450	19	$5,185

Classified Assets. Applicable banking regulations and our internal policies require that management utilize an internal asset classification system to monitor and evaluate the credit risk inherent in its loan portfolio. We currently classify problem and potential problem assets as “substandard”, “doubtful”, “loss” or “special mention.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable, and there is a high probability of loss. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as loans is not warranted. In addition, assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated “special mention.”

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other potential problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss”, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of its assets and the amount of its valuation allowances is subject to review by our banking regulators, who can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of our assets, at June 30, 2015 we classified $6.7 million of our loans as substandard and $1.7 million as doubtful. Of these loans, $5.6 million were considered non-performing and included in the table of non-performing assets. At June 30, 2015, $2.6 million of our loans were designated as special mention, and none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We identify and establish specific loss allowances on impaired loans, establish general valuation allowances on the remainder of our loan portfolio and establish an unallocated portion to reflect losses resulting from the inherent imprecision involved in the loss analysis process. Once a loan becomes delinquent or otherwise identified as impaired, we may establish a specific loan loss allowance based on a review of among other things, expected cash flows, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and delinquency trends. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. The portions of loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of June 30, 2015 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Federal Reserve Board and the Connecticut Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require that we recognize additions to the allowance based on their judgment of information available to them at the time of examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Balance at beginning of year	$2,380	$2,693	$2,913	$3,072	$2,651
Provision for loan losses	535	55	770	1,152	915
Charge-offs:
Residential real estate	(98)	(200)	(307)	(364)	(208)
Commercial real estate	(879)	(199)	(806)	(928)	(62)
Residential construction	—	—	(9)	—	—
Commercial	—	—	—	—	(212)
Consumer and other	(44)	(52)	(56)	(60)	(72)
Total charge-offs	(1,021)	(451)	(1,178)	(1,352)	(554)
Recoveries:
Residential real estate	45	37	77	7	6
Commercial real estate	211	—	84	—	—
Residential construction	—	5	5	—	—
Commercial	12	14	4	11	18
Consumer and other	13	27	18	23	36
Total recoveries	281	83	188	41	60
Net charge-offs	(740)	(368)	(990)	(1,311)	(494)
Balance at end of year	$2,175	$2,380	$2,693	$2,913	$3,072

Ratios:
Allowance for loan losses to non-performing loans at end of year	38.57%	33.73%	42.46%	34.74%	47.86%
Allowance for loan losses to total loans outstanding at the end of the year	0.96%	1.02%	1.15%	1.16%	1.20%
Net charge-offs to average loans outstanding	0.32%	0.16%	0.40%	0.51%	0.19%

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

	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)

At June 30, 2015
Residential real estate (1)	$1,096	50.39%	79.75%
Commercial loans (2)	947	43.54	19.94
Consumer and other	26	1.20	0.31
Unallocated	106	4.87	—
Total allowance for loan losses	$2,175	100.00%	100.00%

At June 30, 2014
Residential real estate (1)	$1,292	54.29%	80.12%
Commercial loans (2)	919	38.61	19.61
Consumer and other	24	1.01	0.27
Unallocated	145	6.09	—
Total allowance for loan losses	$2,380	100.00%	100.00%

At June 30, 2013
Residential real estate (1)	$1,223	45.41%	80.46%
Commercial loans (2)	1,332	49.46	19.24
Consumer and other	36	1.34	0.30
Unallocated	102	3.79	—
Total allowance for loan losses	$2,693	100.00%	100.00%

At June 30, 2012
Residential real estate (1)	$1,505	51.67%	80.43%
Commercial loans (2)	1,364	46.82	19.21
Consumer and other	37	1.27	0.36
Unallocated	7	0.24	—
Total allowance for loan losses	$2,913	100.00%	100.00%

At June 30, 2011
Residential real estate (1)	$1,548	50.39%	76.05%
Commercial loans (2)	1,426	46.42	23.53
Consumer and other	11	0.36	0.42
Unallocated	87	2.83	—
Total allowance for loan losses	$3,072	100.00%	100.00%

(1)	Residential real estate loans include one-to-four family mortgage loans, residential construction loans, home equity loans and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial loans.

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

Investment Activities

Putnam Bank’s Executive Committee is responsible for implementing Putnam Bank’s Investment Policy. The Investment Policy is reviewed annually and any changes to the policy are recommended to, and subject to, the approval of our board of directors. The Executive Committee is comprised of our Chairman, President, Executive Vice President and one rotating director. Authority to make investments under the approved Investment Policy guidelines is delegated by the Executive Committee to appropriate officers. While general investment strategies are developed and authorized by the Asset/Liability Committee, the execution of specific actions rests with the Chief Executive Officer or Executive Vice President who may act jointly or severally as Putnam Bank’s Investment Officer. The Investment Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Investment Officer is authorized to execute investment transactions (purchases and sales) up to $5 million per transaction without the prior approval of the Executive Committee and within the scope of the established investment policy. Each transaction in excess of established limits must receive prior approval of the Executive Committee.

In addition, Putnam Bank utilizes the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom they are conducting business on our behalf. A list of appropriate dealers is provided annually to the board of directors for approval and authorization prior to execution of trades. The investment advisor, through its assigned portfolio manager, must contact our President or Treasurer to review all investment recommendations and transactions and receive approval from the President or Treasurer prior to execution of any transaction that might be transacted on our behalf. Upon receipt of approval, the investment advisor, or its assigned portfolio manager, is authorized to conduct all investment business on our behalf.

Our Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.

The investment policy is consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings. During the fiscal year ended June 30, 2015, we recognized other-than-temporary write-downs of $155,000 on non-agency mortgage-backed securities.

U.S. Government and government-sponsored securities. At June 30, 2015, our U.S. Government and government-sponsored securities portfolio classified as available-for-sale totaled $991,000, or 0.5% of total securities. At June 30, 2015, our U.S. Government and government-sponsored securities portfolio classified as held-to-maturity totaled $10.2 million, or 4.8% of total securities. While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Corporate Bonds. At June 30, 2015, we had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.2 million, or 2.5% of total securities, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. We believe the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that we do not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost basis which may be at maturity.

Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the creditworthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated investment grade or better by a nationally recognized rating agency. If the bond rating goes below investment grade, then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our board of directors where a determination is made to hold or dispose of the investment.

Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae. We also invest in collateralized mortgage obligations (CMOs or non-agency mortgage-backed securities), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae, or private issuers such as Washington Mutual and Countrywide Home Loans. All private issuer CMOs were rated AAA at time of purchase.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rates on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities (generally U.S. government agencies and government-sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as Putnam Bank, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

CMOs are a type of mortgage-backed security issued by a special purpose entity that aggregates pools of mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest, with each class, or “tranche,” possessing different risk characteristics. A particular tranche of CMOs may, therefore, carry prepayment risk that differs from that of both the underlying collateral and other tranches. We purchase CMO tranches in an attempt to moderate reinvestment risk associated with mortgage-backed securities resulting from unexpected prepayment activities.

At June 30, 2015, mortgage-backed securities and CMOs classified as available-for-sale totaled $29.5 million, or 14.0% of total securities. At June 30, 2015, mortgage-backed securities and CMOs classified as held-to-maturity totaled $153.9 million, or 73.4% of total securities. At June 30, 2015, 64.0% of the mortgage-backed securities were backed by adjustable rate loans and 36.0% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.64% at June 30, 2015. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Marketable Equity Securities. At June 30, 2015, our equity securities portfolio totaled $10.0 million, or 4.8% of total securities, all of which were classified as available-for-sale. At June 30, 2015, the portfolio consisted of auction-rate trust preferred securities (“ARP”). Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. At June 30, 2015, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers. We originally purchased these securities because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued or guaranteed by high quality, investment grade companies, generally other financial institutions (“collateral preferred shares”). The ARP shares, or certificates, we purchased are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the trust holding the preferred shares.

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

During this time, we attempted to divest the ARPs, but were prevented from doing so due to the continued failure of the auction market. We continued to carry our investments at par value, despite the increased liquidity risk, because the credit strength of the issuers of the collateral preferred shares remained high, and the yield remained above-market.

The turmoil in the financial markets caused the value of the underlying collateral preferred shares to decline dramatically. Market values for the ARPs from Merrill Lynch, our safekeeping agent, also declined, and we recorded a temporary impairment adjustment to the carrying value of the ARPs, which are classified as available-for-sale. A temporary impairment reduces the carrying value of the investment security with an offsetting reduction in our capital accounts.

We had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market. As a result, during the quarter ended June 30, 2009, we modified our methodology for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield we earned through the Class A certificates compared with the nominal rate available to a direct owner of the collateral preferred shares. We continued to record a temporary impairment adjustment on the ARPs, primarily due to the depressed market values of the underlying collateral preferred shares.

During 2009, we concluded that the market value of the underlying collateral preferred shares did not represent orderly transactions and adopted the use of a discounted cash flow model to determine if there was any other-than-temporary impairment of its investments in the ARPs. The resulting discounted cash flow for each ARP classified as Level 3 showed no other-than-temporary impairment in the fair value of the securities.

We have the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The table below includes information on the various issuers of Auction Rate Preferred securities we own as of June 30, 2015:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book value	$3,000,000	$5,000,000	$2,000,000
Purchase date	12-12-07	09-04-07	11-20-07
Maturity date	08-23-26	05-28-27	08-17-47
Next reset date	08-21-15	08-27-15	08-14-15
Reset frequency	Quarterly	Quarterly	Quarterly
Failed auction	Yes	Yes	Yes
Receiving default rates	Yes	Yes	Yes
Current rate	4.43%	4.44%	4.73%
Dividends current	Yes	Yes	Yes

Our entire auction rate preferred securities holdings as of June 30, 2015 had failed auctions for the past fiscal year.

Securities Portfolio Composition. The following tables set forth the composition of our securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated,

	At June 30,
	2015		2014		2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and government- sponsored securities	$991	0.5%	$976	0.5%	$961	0.5%
Corporate bonds and other securities	5,204	2.5	5,163	2.7	4,873	2.8
U.S. Government-sponsored and guaranteed mortgage-backed securities	23,602	11.2	25,262	13.3	15,065	8.7
Non-agency mortgage-backed securities	5,860	2.8	6,680	3.5	7,551	4.3
Equity securities	10,000	4.8	10,000	5.3	10,000	5.8
Total securities, available-for- sale	45,657	21.8	48,081	25.3	38,450	22.1
Securities, held-to-maturity:
U.S. Government and government- sponsored securities	10,199	4.8	10,191	5.3	6,198	3.6
U.S. Government-sponsored and guaranteed mortgage-backed securities	153,897	73.4	131,985	69.4	128,791	74.3
Total securities, held-to-maturity	164,096	78.2	142,176	74.7	134,989	77.9

Total securities	$209,753	100.0%	$190,257	100.0%	$173,439	100.0%

At June 30, 2015, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% or more of total stockholders’ equity.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2015, mortgage-backed securities with adjustable rates totaled $117.4 million. At June 30, 2015, we held no securities that mature in one year or less.

	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and government-sponsored securities	$991	$—	$—	$991
Corporate debt securities	—	—	5,204	5,204
U.S. Government-sponsored and guaranteed mortgage-backed securities	405	9,499	13,698	23,602
Non-agency mortgage-backed securities	—	—	5,860	5,860
Total debt securities	1,396	9,499	24,762	35,657
Equity securities	—	—	10,000	10,000	(1)
Total securities available-for-sale	1,396	9,499	34,762	45,657

Securities held-to-maturity:
U.S. Government and government-sponsored securities	9,245	954	—	10,199
U.S. Government-sponsored and guaranteed mortgage-backed securities	—	3,304	150,593	153,897
Total securities held to maturity	9,245	4,258	150,593	164,096

Total securities	$10,641	$13,757	$185,355	$209,753
Weighted average yield	1.60%	2.71%	2.67%	2.62%

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2015, $119.0 million, or 33.3%, of our deposit accounts were certificates of deposit, of which $54.0 million had maturities of one year or less.

The following table sets forth the average distribution of total deposit accounts, by account type, for the years indicated.

	Years June 30,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Demand deposits	$55,869	15.84%	—%	$48,114	14.14%	—%	$42,518	12.58%	—%
NOW accounts	88,418	25.08	0.39	88,824	26.10	0.51	92,819	27.45	0.49
Regular savings	66,895	18.97	0.10	60,847	17.88	0.15	56,325	16.66	0.14
Money market accounts	18,623	5.28	0.19	16,469	4.84	0.38	14,313	4.23	0.38
Club accounts	206	0.06	0.06	198	0.06	0.10	192	0.06	0.10
	230,011	65.23	0.19	214,452	63.02	0.28	206,167	60.98	0.29
Certificates of deposit	122,626	34.77	1.25	125,822	36.98	1.40	131,932	39.02	1.70
Total	$352,637	100.00%	0.57%	$340,274	100.00%	0.70%	$338,099	100.00%	0.84%

As of June 30, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $58.5 million. The following table sets forth the maturity of those certificates as of June 30, 2015, in thousands.

Three months or less	$14,699
Over three through six months	5,370
Over six months through one year	7,999
Over one year through three years	16,153
Over three years	14,249
Total	$58,470

Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston (“FHLB”), and securities sold under agreements to repurchase. At June 30, 2015, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $48.6 million. We also have an available line of credit with Bankers Bank Northeast in the amount of $4.0 million. There were no amounts advanced on these lines as of June 30, 2015. At June 30, 2015, retail securities sold under agreements to repurchase were $2.8 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At and For the Year Ended June 30,
	2015	2014	2013
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end during the year:
FHLB advances	$56,740	$56,500	$56,800
Securities sold under agreements to repurchase with customers	21,618	17,358	15,783

Average advances outstanding during the year:
FHLB advances	$53,181	$54,015	$54,068
Securities sold under agreements to repurchase with customers	15,212	7,951	6,841

Balance outstanding at end of year:
FHLB advances	$56,740	$53,500	$53,500
Securities sold under agreements to repurchase with customers	2,797	4,181	4,849

Weighted average interest rate during the year:
FHLB advances	2.68%	2.86%	3.17%
Securities sold under agreements to repurchase with customers	0.16	0.18	0.16

Weighted average interest rate at end of year:
FHLB advances	2.44%	2.81%	2.89%
Securities sold under agreements to repurchase with customers	0.10	0.18	0.16

Subsidiary Activities

PSB Holdings Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2015, Windham North Properties, LLC, owned nine such properties. PSB Realty, LLC owns a parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate. Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2015, we had 80 full-time employees and 39 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2015, Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2015, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At June 30, 2015, PSB Holdings, Inc. had $1.2 million of AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2015, PSB Holdings, Inc. had $2.2 million in net operating loss carry forwards for federal income tax purposes.

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

State Taxation

Connecticut State Taxation. PSB Holdings, Inc., Putnam Bank and its subsidiaries are subject to the Connecticut corporation business tax. Both entities are required to pay the regular corporation business tax (income tax).

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

The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2012 through June 30, 2015. The Federal return for the tax year ended 2009 was audited in 2010. The state tax returns have not been audited for the last five years.

SUPERVISION AND REGULATION

General

Putnam Bank is a stock savings bank organized under the laws of the State of Connecticut. The lending, investment, and other business operations of Putnam Bank are governed by Connecticut law and regulations, as well as applicable federal law and regulations, and Putnam Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Putnam Bank is subject to extensive regulation, supervision and examination by the Connecticut Department of Banking and, as a member of the Federal Reserve System, by the Federal Reserve Bank of Boston. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Putnam Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Putnam Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

Any change in these laws or regulations, whether by the Connecticut Department of Banking, Federal Reserve Board, Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on PSB Holdings, Inc. and Putnam Bank and their operations.

Connecticut Bank Regulation

Connecticut Banking Commissioner. The Connecticut Banking Commissioner regulates the deposit, lending and investment activities of state-chartered savings banks, including Putnam Bank. The approval of the Connecticut Banking Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks, as does the Federal Reserve Board. The Federal Reserve Board also regulates many of the areas regulated by the Connecticut Banking Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

Lending Activities. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, secured and unsecured loans of any one obligor under this statutory authority may not exceed 10.0% and 15.0%, respectively, of a bank’s equity capital and allowance for loan losses.

Consumer Protection. We are also subject to a variety of Connecticut statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

Dividends. Putnam Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years without the specific approval of the Connecticut Banking Commissioner. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” Federal Reserve Board regulations establish limits on dividends, including requiring Federal Reserve Board approval for aggregate dividends exceeding net income for the current year and the two prior calendar years. In addition, as a subsidiary of a savings and loan holding company, Putnam Bank must provide prior notice to the Federal Reserve Board of any dividend. The Federal Reserve Board has the authority to object to the dividend if deemed unsafe or unsound. No dividends may be paid to Putnam Bank’s sole stockholder, PSB Holdings, if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by federal regulations.

Powers. Connecticut law permits Connecticut banks to sell insurance and fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner. With the prior approval of the Connecticut Banking Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act or the Home Owners’ Loan Act, both federal statutes, or the regulations promulgated as a result of these statutes.

Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Connecticut Banking Commissioner unless the Connecticut Banking Commissioner disapproves the activity.

Assessments. Connecticut banks are required to pay annual assessments to the Connecticut Department of Banking to fund the Connecticut Department of Banking’s operations. The general assessments are paid pro-rata based upon a bank’s asset size.

Enforcement. Under Connecticut law, the Connecticut Banking Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders and agents. The Connecticut Banking Commissioner’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Federal Bank Regulation

Capital Requirements. Federal regulations require state banks to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

As noted, the risk-based capital standards for state banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor (from 0.0% to 200.0%) assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Reserve takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Reserve Board, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Reserve Board also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All Federal Deposit Insurance Corporation insured banks, including savings banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state chartered banks may, with regulatory approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Connecticut law, whichever is less.

In addition, a state bank may engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Reserve Board has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Reserve Board to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal shareholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% shareholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The Federal Reserve Board and, secondarily, the Federal Deposit Insurance Corporation have extensive enforcement authority over insured state savings banks, including Putnam Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.

Federal Insurance of Deposit Accounts. Putnam Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Putnam Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Putnam Bank. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2015, the annualized FICO assessment was equal to 0.60 basis points of total assets less tangible capital.

Privacy Regulations. Federal regulations generally require that Putnam Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Putnam Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Putnam Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by federal regulations, a state member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Reserve Board, in connection with its examination of a state member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Putnam Bank’s latest federal CRA rating was “Satisfactory.”

Connecticut has its own statutory counterpart to the CRA that is also applicable to Putnam Bank. Connecticut law requires the Connecticut Banking Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by a bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Putnam Bank has not yet been reviewed or received a rating under Connecticut law.

Consumer Protection and Fair Lending Regulations. Connecticut savings banks are subject to a variety of federal statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

USA Patriot Act. Putnam Bank is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations

Interest and other charges collected or contracted for by Putnam Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Putnam Bank also are subject to, among others, the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $103.6 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $103.6 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $14.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Putnam Bank is in compliance with these requirements.

Federal Home Loan Bank System

Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Putnam Bank was in compliance with this requirement at June 30, 2015. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. Putnam Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of June 30, 2015, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011, and for the fiscal year ended June 30, 2015 paid dividends equal to an annual yield of 1.68%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by Putnam Bank.

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

Waiver of Dividends by Putnam Bancorp, MHC. Federal regulations require Putnam Bancorp, MHC to notify the Federal Reserve Board of any proposed waiver of its receipt of dividends from PSB Holdings, Inc. The Office of Thrift Supervision, the previous regulator for Putnam Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution. The Federal Reserve Board has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. Putnam Bancorp, MHC has not waived dividends paid by the Company in recent periods.

Conversion of Putnam Bancorp, MHC to Stock Form. Federal regulations permit Putnam Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). In a Conversion Transaction a new stock holding company would be formed as the successor to PSB Holdings, Inc. (the “New Holding Company”), Putnam Bancorp, MHC’s corporate existence would end, and certain depositors of Putnam Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Putnam Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in PSB Holdings, Inc. immediately prior to the Conversion Transaction, subject to certain adjustments.

See “Item 1. Business—“Second-Step” Conversion of Putnam Bancorp, MHC.”

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

In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in Eastern Connecticut and the Rhode Island and Massachusetts communities adjacent to Windham County, Connecticut. Local economic conditions have a significant impact on the ability of the borrowers to repay loans and the value of the collateral securing loans. Almost all of our loans are to borrowers located in or secured by collateral located in Eastern Connecticut and the Rhode Island and Massachusetts communities adjacent to Windham County, Connecticut.

A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than those offered by us, which we expect to continue in the foreseeable future. Competition also makes it more difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest earning assets. For additional information see “Item 1—Business.—Competition.”

Because we intend to increase our commercial real estate and commercial loan originations, our lending risk will increase and downturns in the real estate market or local economy could adversely affect our earnings.

Commercial real estate and commercial loans generally have more risk than residential mortgage loans. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Commercial real estate and commercial loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business thereby increasing the risk of non-performing loans. Also, many of our multi-family and commercial real estate and commercial business borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgages or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at default. As our commercial real estate and commercial loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

Future changes in interest rates may reduce our profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers speed up prepayments of mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, such changes can still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

At June 30, 2015, our “rate shock” analysis prepared by our third party consultant indicates that our net portfolio value would decrease by $7.3 million if there was an instantaneous 200 basis point increase in market interest rates. However, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

A continuation of the historically low interest rate environment may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008. Consequently, the average yield on our interest earning assets has decreased to 3.04% for the year ended June 30, 2015 from 3.26% for the year ended June 30, 2012, which has resulted in decreases in net interest income in some of these years. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. A continuation of a low interest rate environment may adversely affect our net interest income, which in turn would likely have an adverse effect on our profitability.

We could record future losses on our investment securities portfolio.

A number of factors could cause us to conclude that an unrealized loss that exists with respect to our securities constitutes an impairment that is other-than-temporary, which could result in material losses to us. These factors include, but are not limited to, continued failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of the auction-rate trust preferred securities that we hold could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

A significant percentage of our assets is invested in securities, which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income. At June 30, 2015, 45.4% of our assets was invested in investment securities and cash and cash equivalents. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us.

Our emphasis on one-to-four family residential mortgage loans exposes us to increased credit risks.

At June 30, 2015, $179.0 million, or 79.2% of our loan portfolio, was secured by one-to-four family real estate, which included $7.6 million of home equity loans and $10.3 million of home equity lines of credit.   Recent economic conditions have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Continued declines in our loan portfolio may negatively impact our earnings and results of operations.

Our loan portfolio has decreased $31.5 million, or 12.2%, to $226.1 million at June 30, 2015 from $257.6 million at June 30, 2011. As a result, we have invested excess liquidity in low-yielding cash equivalent assets and low-yielding investment securities, which has negatively impacted our earnings. Prolonged low loan demand could require us to continue to invest excess liquidity in these types of low-yielding assets, which would continue to adversely affect our earnings and results of operations.

Our cost of operations is high relative to our revenues.

Our noninterest expenses totaled $11.2 million for each of the years ended June 30, 2015 and 2014. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high as a result of operating expenses. Our efficiency ratio totaled 91.65% and 90.24% for the years ended June 30, 2015 and 2014, respectively.

The building of market share through expansion of our commercial real estate and commercial business lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the Eastern Connecticut area through expansion of our commercial real estate and commercial business lending capacity. There can be considerable costs involved in expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Finally, our business expansion may not be successful after establishment.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.96% of total loans and 38.57% of non-performing loans at June 30, 2015. Material additions to our allowance would materially decrease our net income.

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

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Company and Putnam Bank are subject to extensive regulation, supervision and examination by the Connecticut Department of Banking and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Putnam Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies and savings and loan holding companies that are no less than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Putnam Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the federal banking agencies approved a new rule that has substantially amended regulatory risk-based capital rules. The final rule implements the regulatory capital reforms from the Basel Committee on Banking Supervision (“Basel III”) and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Putnam Bank has elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements, and we believe that, upon completion of the offering, we would meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect as of June 30, 2015.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, beginning in 2016, Putnam Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders. See “Item 1. Business—Supervision and Regulation—Federal Bank Regulation—Capital Requirements.”

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

Proposed and final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative amortization; and

•	terms of longer than 30 years.

Also, to qualify as a “qualified mortgage,” a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

 In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.”  The regulatory agencies have issued a final rule to implement this requirement.  The final rule provides that the definition of “qualified residential mortgage” includes loans that meet the definition of qualified mortgage issued by the Consumer Financial Protection Bureau.

The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.  Similarly, the Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, which could limit our growth or profitability.

Our success depends on hiring and retaining certain key personnel.

Our performance largely depends on the talents and efforts of highly skilled individuals. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation, as well as operational functions such as regulatory compliance and information technology. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of non-compliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies and questionable or fraudulent activities of our customers.  We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective.  Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our operating results.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of investment securities, our determination of our income tax provision and goodwill, and our evaluation of the adequacy of our allowance for loan losses.

We are subject to environmental liability risk associated with lending activities

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

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

Moreover, the amount of the dividends that we are able to pay our public stockholders is affected by the ability of Putnam Bancorp, MHC, our mutual holding company, to waive the receipt of dividends declared by PSB Holdings, Inc. Regulations of the Office of Thrift Supervision, our previous federal regulator, allowed federally chartered mutual holding companies to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form. However, under the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision relating to mutual holding companies have been transferred to the Federal Reserve Board, and the Office of Thrift Supervision was eliminated. The Dodd-Frank Act also provides that a mutual holding company must give the Federal Reserve Board notice before waiving the receipt of dividends, and sets forth certain standards for allowing a waiver of dividends by a mutual holding company. Under these standards, waived dividends must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form, unless a mutual holding company has waived dividends prior to December 1, 2009, which Putnam Bancorp, MHC has done. However, the Federal Reserve Board’s interim final rule requires that, even where a mutual holding company has waived dividends prior to December 1, 2009, a majority of the mutual holding company’s members eligible to vote must approve a waiver of dividends by the mutual holding company within 12 months prior to the declaration of the dividend being waived.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We conduct substantially all of our business through our main office, seven full service branch offices and one loan origination center. We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”. In 2002, we began Limited Service (Mobile) Branch activities. The Limited Services (Mobile) Branch serves approximately three locations in our primary market area consisting of schools and retirement facilities. Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit taking, check cashing, notary and certificate of deposit renewal activities. Set forth below is information on our office locations as of June 30, 2015. The net book value of our premises, land and equipment was approximately $3.8 million at June 30, 2015.

	Leased or		Year Acquired	Square	Net Book Value
Location	Owned		or Leased	Footage	of Real Property
					(In thousands)
Main Office:
40 Main Street	Owned		1974	14,938	$858
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased		2006	473	49
Putnam, Connecticut 06260

100 Averill Road	Owned		1981	2,487	357
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned		1993	2,452	274
Danielson, Connecticut 06239

11 Pratt Road	Owned		2000	2,162	279
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased		2005	2,600	20
Griswold, Connecticut 06351

2 Chapman Lane	Owned	(2)	2009	2,400	497
Gales Ferry, Connecticut 06335

40 High Street	Owned		2009	2,800	1,020
Norwich, Connecticut 06360

Loan Center:
50 Canal Street	Owned		2000	2,940	100
Putnam, Connecticut 06260

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	__		__	—	—
36 Vina Lane
Brooklyn, Connecticut 06234
Total					$3,454

(1)	Our personnel are at this location for approximately two hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.
(2)	The Bank owns the branch building and leases the land.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2015, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “PSBH.” At June 30, 2015, Putnam Bancorp, MHC owned 3,729,846 shares, or 57.0% of our outstanding common stock. The approximate number of holders of record of PSB Holdings, Inc.’s common stock as of September 11, 2015 was 391. Certain shares of PSB Holdings, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PSB Holdings, Inc.’s common stock for the fiscal years ended June 30, 2015 and June 30, 2014, including dividends declared for the periods. The following information with respect to closing trading prices was provided by the NASDAQ Capital Market.

	Price Per Share		Dividends Per
	High	Low	Share

Fiscal Year Ended June 30, 2015
Fourth quarter	$8.90	$7.50	$0.03
Third quarter	$7.99	$7.35	$0.03
Second quarter	$7.88	$7.04	$—
First quarter	$7.95	$6.61	$—

Fiscal Year Ended June 30, 2014
Fourth quarter	$7.19	$6.07	$—
Third quarter	$6.94	$6.33	$—
Second quarter	$6.53	$6.08	$—
First quarter	$6.50	$5.61	$—

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

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements. The following is only a summary and you should read it in conjunction with the Company’s consolidated financial statements and notes thereto. The information at June 30, 2015 and 2014 and for the fiscal years ended June 30, 2015 and 2014 is derived in part from the audited consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K. The information at June 30, 2013, 2012 and 2011, for the fiscal years ended June 30, 2013, 2012 and 2011, is derived in part from audited consolidated financial statements that do not appear in this document.

	At June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:

Total assets	$473,601	$461,039	$454,378	$452,343	$472,499
Cash and cash equivalents	5,326	7,335	12,793	11,413	8,273
Securities available-for-sale, at fair value	45,657	48,081	38,450	47,213	58,009
Securities held-to-maturity, at amortized cost	164,096	142,176	134,989	105,195	114,741
Loans receivable, net	224,046	230,126	232,171	248,572	253,225
Loans held-for-sale	—	100	1,037	776	1,567
Deposits	357,641	347,256	341,285	342,338	333,773
Borrowings	59,537	57,681	58,349	57,153	87,744
Total stockholders’ equity	51,744	51,451	50,081	48,135	46,747

	For the Years Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Operating Data:

Interest and dividend income	$13,574	$13,904	$15,253	$17,738	$19,730
Interest expense	3,608	3,999	4,794	6,655	8,370
Net interest income	9,966	9,905	10,459	11,083	11,360
Provision for loan losses	535	55	770	1,152	915
Net interest income after provision for loan losses	9,431	9,850	9,689	9,931	10,445
Non-interest income	2,257	2,492	2,536	2,279	2,503
Non-interest expense	11,202	11,187	10,583	10,945	11,313
Income before income taxes	486	1,155	1,642	1,265	1,635
Income tax (benefit) expense	(65)	152	305	215	537
Net income	$551	$1,003	$1,337	$1,050	$1,098

	At or For the Years Ended June 30,
	2015	2014	2013	2012	2011

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.12%	0.22%	0.30%	0.23%	0.23%
Return on average equity	1.06	1.98	2.66	2.25	2.38
Interest rate spread (1)	2.04	2.13	2.27	2.34	2.29
Net interest margin (2)	2.23	2.32	2.47	2.57	2.53
Non-interest expense to average assets	2.36	2.46	2.34	2.37	2.35
Efficiency ratio (3)	91.65	90.24	81.44	81.91	81.61
Basic earnings per share	$0.09	$0.16	$0.21	$0.16	$0.17
Diluted earnings per share	$0.09	$0.16	$0.21	$0.16	$0.17
Average interest-earning assets to average interest-bearing liabilities	122.24%	120.42%	118.55%	115.10%	113.11%
Dividend payout ratio	71.32	—	—	—	—

Capital Ratios:
Equity to total assets	10.93%	11.16%	11.02%	10.64%	9.89%
Average equity to average assets	10.91	11.12	11.10	10.11	9.59
Total capital to risk-weighted assets	15.18	18.68	18.19	16.36	16.04
Tier 1 capital to risk-weighted assets	14.41	17.62	17.00	15.15	14.79
Common equity tier 1 capital to risk weighted assets	14.41	—	—	—	—
Tier 1 capital to adjusted tangible assets	8.70	8.87	8.70	8.24	7.68

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.96%	1.02%	1.15%	1.16%	1.20%
Allowance for loan losses as a percent of non-performing loans	38.57	33.73	42.46	34.74	47.86
Net charge-offs to average outstanding loans during the period	0.32	0.16	0.40	0.51	0.19
Non-performing loans as a percent of total loans	2.50	3.04	2.71	3.34	2.51
Non-performing assets as a percent of total assets	1.86	1.87	1.76	2.23	1.60

Other Data:
Number of full-service offices	8	8	8	8	8

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the years ended June 30, 2015 and 2014, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

Our profitability is highly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.

Our net income decreased $452,000, or 45.1%, to $551,000, or $0.09 per basic and diluted share for the fiscal year ended June 30, 2015, compared to $1.0 million, or $0.16 per basic and diluted share for the fiscal year ended June 30, 2014. The decrease was due primarily to an increase in our provision for loan losses, which increased $480,000 to $535,000 for the fiscal year ended June 30, 2015 from $55,000 for the fiscal year ended June 30, 2014.  The increased provision for loan losses reflects an increase in net charge-offs of $372,000 to $740,000 for the fiscal year ended June 30, 2015 from $368,000 in net charge-offs for the fiscal year end June 30, 2014.

Our net income was also negatively affected by a decrease in non-interest income, which decreased $235,000, or 9.4%, to $2.3 million for the fiscal year ended June 30, 2015 compared to $2.5 million for the fiscal year ended June 30, 2014. This was primarily due to an increase in other-than-temporary write-downs of investment securities of $145,000 to $155,000 for the fiscal year ended June 30, 2015 compared to $10,000 for the fiscal year ended June 30, 2014. The write-downs for the fiscal years ended June 30, 2015 and 2014 consisted of credit losses on non-agency mortgage-backed securities.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income, which in turn would likely have an adverse effect on our results of operations. As described in “—Market Risk,” we expect that our net interest income and our net portfolio value would decrease as a result of an instantaneous increase in interest rates. We use a variety of strategies to help manage interest rate risk, as described in “—Market Risk.” In addition, see “Item 1a.—Risk Factors——Future changes in interest rates may reduce our profits.”

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in Eastern Connecticut and the Rhode Island and Massachusetts communities adjacent to Windham County, Connecticut. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, changes in economic conditions could result in increased actual losses or increased losses inherent in our loan portfolio, either of which could require us to significantly increase the level of our provision for loan losses. Changes in economic conditions could further negatively affect us as described in “Item 1a.—Risk Factors—A worsening of economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.”

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations, trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the fiscal year ended June 30, 2015.

The specific component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring (“TDR”) agreement.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired.

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

Goodwill. Our goodwill (the amount paid in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

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

Comparison of Financial Condition at June 30, 2015 and June 30, 2014

Assets. Total assets were $473.6 million at June 30, 2015, an increase of $12.6 million, or 2.7%, from $461.0 million at June 30, 2014. The increase was due to an increase in held-to-maturity securities, offset by decreases in loans and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.0 million or 27.4% to $5.3 million at June 30, 2015 compared to $7.3 million at June 30, 2014. The decrease in cash was primarily due to a reduction in overnight monies deposited in interest-bearing accounts at the Federal Reserve Bank of Boston, as we funded an outgoing wire transfer of $16.0 million for a municipality account on June 30, 2015. The same municipality wired the money back into their account on July 1, 2015.

Loans. Net loans outstanding decreased $6.1 million, or 2.6%, to $224.0 million at June 30, 2015 from $230.1 million at June 30, 2014. The decrease in loans was primarily due to a $5.4 million, or 2.9%, decrease in residential real estate loans to $179.0 million at June 30, 2015 from $184.4 million at June 30, 2014, and a $2.1 million, or 4.8%, decrease in commercial real estate loans to $41.8 million at June 30, 2015 from $43.9 million at June 30, 2014. The decrease in residential real estate loans was primarily due to a decrease of $8.4 million, or 9.8%, in our bi-weekly loan program, to $76.9 million at June 30, 2015 from $85.3 million at June 30, 2014.  This was partially due to normal loan amortization.  In addition, we initiated a new no-cost program for newly originated bi-weekly residential mortgage loans.  We believe that some our existing customers who were interested in no-cost bi-weekly loans refinanced their loans with other financial institutions who also offered their no-cost loans to new customers.  We have subsequently extended our no-cost, bi-weekly loan program to include existing customers. These decreases were offset by a $1.4 million, or 74.7%, increase in commercial loans to $3.3 million at June 30, 2015 from $1.9 million at June 30, 2014.

Securities. Investments in held-to-maturity securities increased $21.9 million, or 15.4%, to $164.1 million at June 30, 2015 compared to $142.2 million at June 30, 2014, while investments in available-for-sale securities decreased $2.4 million, or 5.0%, to $45.7 million at June 30, 2015 compared to $48.1 million at June 30, 2014. We have used excess cash to invest in securities to increase interest income as loan repayments have exceeded originations in recent years.

Deposits. Total deposits increased $10.4 million, or 3.0%, to $357.6 million at June 30, 2015 from $347.2 million at June 30, 2014. We experienced increases in non-maturity deposits, specifically demand deposits ($6.8 million, or 12.9%), NOW accounts ($5.8 million, or 6.7%) and savings accounts ($4.8 million, or 7.5%). Time deposits decreased $6.3 million, or 5.0%. We believe that, in the current low interest rate environment, customers are avoiding longer-term deposits in favor of having immediate access to their funds in the event of increases in interest rates. Deposit growth was used to fund the increase in investment securities described above.

Borrowings. Total Federal Home Loan Bank borrowings increased $3.2 million, or 6.1%, to $56.7 million at June 30, 2015 from $53.5 million at June 30, 2014. Total securities sold under agreements to repurchase decreased $1.4 million, or 33.1%, to $2.8 million at June 30, 2015 from $4.2 million at June 30, 2014. On June 30, 2015, we borrowed $4.2 million from the Federal Home Loan Bank of Boston to partially fund the municipality withdrawal discussed above. We repaid this borrowing on July 1, 2015 when the same municipality wired the money back to us.

Stockholders’ Equity. Total stockholders’ equity increased $293,000, or 0.6% to $51.7 million at June 30, 2015 from $51.5 million at June 30, 2014. The increase was primarily due to net income of $551,000 for the fiscal year ended June 30, 2015, offset by $393,000 of dividends paid during the year.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2015 and 2014

Net Income. Net income was $551,000, or $0.09 per basic and diluted share, for the fiscal year ended June 30, 2015 compared to $1.0 million or $0.16 per basic and diluted share, for the fiscal year ended June 30, 2014.

Interest and Dividend Income. Interest and dividend income decreased by $330,000, or 2.4%, to $13.6 million for the fiscal year ended June 30, 2015 from $13.9 million for the fiscal year ended June 30, 2014. The increase in interest and dividend income was caused by a decrease in income on loans, offset by an increase in income on investment securities.

Interest income on investment securities increased by $253,000, or 6.8%, to $4.0 million for the fiscal year ended June 30, 2015 from $3.7 million for the fiscal year ended June 30, 2014. The increase was due to an increase in average investment securities of $13.5 million, or 7.2%, to $201.9 million for the fiscal year ended June 30, 2015 from $188.4 million for the fiscal year ended June 30, 2014, as the yield on average investment securities remained nearly unchanged at 1.97% for the fiscal year ended June 30, 2015 and 1.98% for the fiscal year ended June 30, 2014. We have used excess cash to invest in securities to increase interest income as loan repayments have exceeded originations in recent years

Interest income on loans decreased by $619,000, or 6.1%, to $9.5 million for the fiscal year ended June 30, 2015 from $10.2 million for the fiscal year ended June 30, 2014. This was due to decreases on average balance and yield. The average balance of loans decreased $2.0 million to $230.6 million for the fiscal year ended June 30, 2015 from $232.6 million for the fiscal year ended June 30, 2014. The yield on average loans decreased 23 basis points to 4.14% for the fiscal year ended June 30, 2015 from 4.37% for the fiscal year ended June 30, 2014, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on average other interest-earning assets, consisting primarily of excess funds invested overnight with the Federal Reserve Bank of Boston, increased $36,000, or 327.3%, to $47,000 for the fiscal year ended June 30, 2015 from $11,000 for the fiscal year ended June 30, 2014. The average balance of other interest-earning assets increased $8.5 million to $13.9 million for the fiscal year ended June 30, 2015 from $5.4 million for the fiscal year ended June 30, 2014, as the yield on average other interest-earning assets increased 14 basis points to 0.34% for the fiscal year ended June 30, 2015. The increase was due to our maintaining liquid assets to fund, for most of the fiscal year, a potential withdrawal of the large balance municipality account discussed above in the comparison of financial condition.

Interest Expense. Interest expense decreased by $391,000, or 9.8%, to $3.6 million for the fiscal year ended June 30, 2015 from $4.0 million for the fiscal year ended June 30, 2014, due to decreases in interest expense on time deposits, borrowings and NOW accounts.

Interest expense on interest-bearing deposits decreased by $282,000, or 11.5%, to $2.2 million for the fiscal year ended June 30, 2015 from $2.4 million for the fiscal year ended June 30, 2014. Interest expense on time deposits decreased $222,000, or 12.0%, to $1.6 million for the fiscal year ended June 30, 2015 from $1.9 million for the fiscal year ended June 30, 2015, due to a decrease in average time deposits of $3.2 million and a decrease in the rate we paid on time deposits to 1.33% for the fiscal year ended June 30, 2015 from 1.47% for the fiscal year ended June 30, 2014. Interest expense on NOW accounts decreased $47,000, or 10.6%, to $395,000 for the fiscal year ended June 30, 2015 from $442,000 for the fiscal year ended June 30, 2014. This was also due to a decrease in rate, as the rate we paid on NOW accounts decreased five basis points to 0.45% for the fiscal year ended June 30, 2015. Our interest expense on interest-bearing deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits decreased to 0.73% for the fiscal year ended June 30, 2015 from 0.84% for the fiscal year ended June 30, 2014. The decrease in yield also resulted from the continued low interest rate environment. Average savings deposits increased $6.0 million, or 9.9%, to $66.9 million for the fiscal year ended June 30, 2015 from $60.8 million for the fiscal year ended June 30, 2014, while average time deposits decreased $3.2 million, or 2.5%, to $122.8 million for the fiscal year ended June 30, 2015 from $126.0 million for the fiscal year ended June 30, 2014.

Interest expense on interest-bearing borrowings decreased by $109,000, or 7.0%, to $1.4 million for the fiscal year ended June 30, 2015 from $1.5 million for the fiscal year ended June 30, 2014. The rate paid on interest-bearing borrowings decreased 40 basis points to 2.11% for the fiscal year ended June 30, 2015 from 2.51% for the fiscal year ended June 30, 2014. Average repurchase agreements increased $7.3 million, or 91.3%, to $15.2 million for the fiscal year ended June 30, 2015 from $7.9 million for the fiscal year ended June 30, 2014. The average rate on retail repurchase agreements decreased two basis points to 0.16% for the fiscal year ended June 30, 2015. In addition, the average rate of Federal Home Loan Bank borrowings decreased 18 basis points to 2.68% for the fiscal year ended June 30, 2015 from 2.86% for the fiscal year ended June 30, 2014, as we modified $10.0 million in higher rate advances with an average rate of 3.17% as we borrowed new advances at lower rates.

Net Interest Income. Net interest income increased $61,000, or 0.6%, to $10.0 million for the fiscal year ended June 30, 2015 from $9.9 million for the fiscal year ended June 30, 2014, as the interest we paid on interest-bearing liabilities decreased faster than the dividend and interest income we earned on interest-earning assets. Although our interest rate spread decreased to 2.04% for the fiscal year ended June 30, 2015 from 2.13% for the fiscal year ended June 30, 2014, and our net interest margin decreased to 2.23% for the fiscal year ended June 30, 2015 from 2.32% for the fiscal year ended June 30, 2014, our net interest-earning assets increased $8.9 million, or 12.3%.

Provision for Loan Losses. The provision for loan losses increased $480,000 to $535,000 for the fiscal year ended June 30, 2015 from $55,000 for the fiscal year ended June 30, 2014.  The increased provision for loan losses reflects an increase in net charge-offs of $372,000 to $740,000 for the fiscal year ended June 30, 2015 from $368,000 in net charge-offs for the fiscal year ended June 30, 2014.   Total past due loans 60 days and greater decreased $1.4 million, or 29.9%, to $3.3 million at June 30, 2015 from $4.7 million at June 30, 2014 although other real estate owned increased $1.6 million, or 103.7%, to $3.2 million at June 30, 2015 compared to $1.5 million at June 30, 2014. The allowance for loan losses was $2.2 million at June 30, 2015 compared to $2.4 million at June 30, 2014.  The ratio of the allowance to total loans outstanding was 0.96% as of June 30, 2015 compared to 1.02% as of June 30, 2014, and the ratio of the allowance to non-performing loans was 38.57% as of June 30, 2015 compared to 33.73% as of June 30, 2014. For further information, see “Business of Putnam Bank—Allowance for Loan Losses.”

Non-interest Income. Non-interest income decreased $235,000, or 9.4%, to $2.3 million for the fiscal year ended June 30, 2015 compared to $2.5 million for the fiscal year ended June 30, 2014. This was primarily due to an increase in other-than-temporary write-downs of investment securities of $145,000 to $155,000 for the fiscal year ended June 30, 2015 compared to $10,000 for the fiscal year ended June 30, 2014. The write-downs for the fiscal years ended June 30, 2015 and 2014 consisted of credit losses on non-agency mortgage-backed securities. Fees for services decreased $58,000, or 3.3%, to $1.7 million for the fiscal year ended June 30, 2015 compared to $1.8 million for the fiscal year ended June 30, 2014. Other income, which primarily consists of rental income and other miscellaneous fees, decreased $67,000, or 27.5%, to $177,000 for the fiscal year ended June 30, 2015 compared to $244,000 for the fiscal year ended June 30, 2014. Net commissions from brokerage services increased $24,000, or 18.9%, to $151,000 for the fiscal year ended June 30, 2015 compared to $127,000 for the fiscal year ended June 30, 2014.

Non-interest Expense. Non-interest expense increased by $15,000, or 0.1%, and was $11.2 million for each of the fiscal years ended June 30, 2015 and 2014. Salaries and employee benefits expense increased by $298,000, or 5.0%, to $6.2 million for the fiscal year ended June 30, 2015 from $5.9 million for the fiscal year ended June 30, 2014. This increase was primarily due to salary expense increasing $194,000, or 4.3%, to $4.7 million for the fiscal year ended June 30, 2015 compared to $4.5 million for the fiscal year ended June 30, 2014. Occupancy and equipment expense increased by $49,000, or 4.1%, to $1.2 million for the fiscal year ended June 30, 2015. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $332,000, or 8.1%, to $3.7 million for the fiscal year ended June 30, 2015 from $4.1 million for the fiscal year ended June 30, 2014. This was primarily due to decreases in regulatory assessments of $113,000, Federal Deposit Insurance Corporation deposit insurance of $173,000 and write-downs of other real estate owned of $179,000. This was partially offset by an increase in other real estate owned expense of $167,000. Other real estate owned properties increased to $3.2 million at June 30, 2015 from $1.5 million at June 30, 2014.

Provision for Income Taxes. We had an income tax benefit of $65,000 for the year ended June 30, 2015 compared to income tax expense of $152,000 for the year ended June 30, 2014. Our effective tax rate was (13.4%) for the year ended June 30, 2015, compared to 13.2% for the year ended June 30, 2014. The tax benefit in 2015 was due primarily to a decrease in pre-tax income of $669,000, or 57.9%, and the relationship of pre-tax income to tax preference items such as certain dividend income, bank-owned life insurance income and employee stock option expense. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the years ended June 30,
	2015			2014			2013
	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
	(Dollars in thousands)

Interest earning assets:
Investment securities (1)	$201,909	$3,984	1.97%	$188,434	$3,731	1.98%	$169,826	$3,708	2.18%
Loans	230,600	9,543	4.14%	232,612	10,162	4.37%	245,881	11,531	4.69%
Other interest earning assets	13,876	47	0.34%	5,384	11	0.20%	6,929	14	0.20%
Total interest-earnings assets	446,385	13,574	3.04%	426,430	13,904	3.26%	422,636	15,253	3.61%
Non-interest-earning assets	28,745			28,908			29,182
Total assets	$475,130			$455,338			$451,818

Interest-bearing liabilities:
Deposits:
NOW accounts	88,418	395	0.45%	88,824	442	0.50%	92,818	513	0.55%
Savings accounts	66,895	87	0.13%	60,847	89	0.15%	56,325	102	0.18%
Money market accounts	18,623	51	0.27%	16,469	62	0.38%	14,313	56	0.39%
Time deposits (2)	122,832	1,629	1.33%	126,020	1,851	1.47%	132,124	2,411	1.82%
Total deposits	296,768	2,162	0.73%	292,160	2,444	0.84%	295,580	3,082	1.04%
Borrowings (3)	68,393	1,446	2.11%	61,966	1,555	2.51%	60,909	1,712	2.81%
Total interest-bearing liabilities	365,161	3,608	0.99%	354,126	3,999	1.13%	356,489	4,794	1.34%
Non-interest-bearing demand deposits	55,869			48,114			42,518
Other non-interest-bearing liabilities	2,286			2,460			2,627
Capital accounts	51,814			50,638			50,184
Total liabilities and capital accounts	$475,130			$455,338			$451,818

Net interest income		$9,966			$9,905			$10,459
Interest rate spread			2.04%			2.13%			2.27%
Net interest-earning assets	$81,224			$72,304			$66,147
Net interest margin			2.23%			2.32%			2.47%
Average earning assets to average interest-bearing liabilities			122.24%			120.42%			118.56%

(1)	Includes debt securities, marketable equity securities and Federal Home Loan Bank stock.
(2)	Includes certificates of deposit and club accounts.
(3)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

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

	Year Ended June 30,			Year Ended June 30,
	2015 Compared to 2014			2014 Compared to 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-earning assets:
Investment securities (1)	$(13)	$266	$253	$(363)	$386	$23
Loans	(532)	(87)	(619)	(766)	(603)	(1,369)
Other interest-earning assets	11	25	36	—	(3)	(3)
Total interest-earning assets	(534)	204	(330)	(1,129)	(220)	(1,349)

Interest-bearing liabilities:
Deposits:
NOW accounts	(45)	(2)	(47)	(50)	(21)	(71)
Savings accounts	(10)	8	(2)	(21)	8	(13)
Money market accounts	(18)	7	(11)	(2)	8	6
Time deposits (2)	(176)	(46)	(222)	(453)	(107)	(560)
Total deposits	(249)	(33)	(282)	(526)	(112)	(638)
Borrowings (3)	(260)	151	(109)	(186)	29	(157)
Total interest-bearing liabilities	(509)	118	(391)	(712)	(83)	(795)

Change in net interest income	$(25)	$86	$61	$(417)	$(137)	$(554)

(1)	Includes debt securities, marketable equity securities and Federal Home Loan Bank stock.
(2)	Includes certificates of deposit and club accounts.
(3)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

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

We have sought to manage our IRR to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset/liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” certain investments and/or loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; and (iv) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points and -100 basis points) at June 30, 2015 and June 30, 2014.

Net Interest Income At-Risk
Change in Interest Rates	Estimated Increase (Decrease) in NII	Estimated Increase (Decrease) in NII
(Basis Points)	June 30, 2015	June 30, 2014

+200	(3.50)%	(1.99)%
+100	(0.18)%	0.93)%
-100	(2.93)%	(3.63)%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

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

The tables below set forth, at June 30, 2015, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present Value of
Change in Interest		Estimated Increase (Decrease) in NPV		Assets (3)
Rates (basis points)	Estimated NPV				Increase (decrease)
(1)	(2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+300	$41,861	$(13,001)	(23.70)%	9.67%	(201)
+200	$47,562	$(7,301)	(13.31)%	10.67%	(100)
+100	$52,246	$(2,616)	(4.77)%	11.41%	(27)
0	$54,862	$—	—%	11.68%	—
-100	$59,503	$4,641	8.46%	12.38%	70

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity and Capital Resources

The term “liquidity” refers to the ability of PSB Holdings and Putnam Bank to meet current and future short-term financial obligations. PSB Holdings and Putnam Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. Putnam Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. Putnam Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Putnam Bank had Federal Home Loan Bank borrowings as of June 30, 2015 of $56.7 million with unused borrowing capacity of $51.0 million.

Putnam Bank’s primary investing activities are the origination of loans and the purchase of investment securities. Putnam Bank’s net loan principal repayments net of originations were $3.7 million for the fiscal year ended June 30, 2015 and $775,000 for the fiscal year ended June 30, 2014. During the year ended June 30, 2015, we purchased $1.2 million of commercial loans. Purchases of securities totaled $54.9 million and $53.3 million for the years ended June 30, 2015 and 2014, respectively.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Putnam Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

Certificates of deposit totaled $119.0 million at June 30, 2015, of which $54.0 million had maturities of one year or less. Putnam Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on our experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with us.

PSB Holdings is a separate legal entity from Putnam Bank and must provide for its own liquidity for its liquidity needs, such as to repurchase stock. PSB Holdings’ primary source of liquidity is the receipt of dividends paid by Putnam Bank. At June 30, 2015, PSB Holdings (on an unconsolidated, stand-alone basis) had liquid assets of $1.5 million.

Management is not aware of any other known trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on PSB Holdings’ or Putnam Bank’s liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on PSB Holdings’ or Putnam Bank’s liquidity, capital or operations.

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

For the year ended June 30, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PSB HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

PSB Holdings, Inc.

We have audited the consolidated balance sheets of PSB Holdings, Inc. and Subsidiary (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

September 10, 2015

PSB Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2015 and 2014

(In thousands, except share data)

	2015	2014
ASSETS
Cash and due from depository institutions	$4,562	$4,573
Interest-bearing deposits with other banks	764	2,762
Cash and cash equivalents	5,326	7,335

Investments in available-for-sale securities, at fair value	45,657	48,081
Investments in held-to-maturity securities (fair value of $165,644 as of June 30, 2015 and $143,257 as of June 30, 2014)	164,096	142,176
Federal Home Loan Bank stock, at cost	5,371	5,927
Loans held-for-sale	-	100

Loans	226,221	232,506
Allowance for loan losses	(2,175)	(2,380)
Net loans	224,046	230,126
Premises and equipment	3,763	4,037
Accrued interest receivable	1,051	1,018
Other real estate owned	3,155	1,549
Goodwill	6,912	6,912
Bank-owned life insurance	9,427	9,150
Deferred tax asset	2,704	2,661
Other assets	2,093	1,967
Total assets	$473,601	$461,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$59,854	$53,021
Interest-bearing	297,787	294,235
Total deposits	357,641	347,256
Mortgagors’ escrow accounts	2,363	2,267
Federal Home Loan Bank advances	56,740	53,500
Securities sold under agreements to repurchase	2,797	4,181
Other liabilities	2,316	2,384
Total liabilities	421,857	409,588

Commitments and Contingencies (Notes 4, 9 and 11)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,541,561 shares outstanding at June 30, 2015 and June 30, 2014	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	25,919	25,793
Accumulated other comprehensive loss	(198)	(237)
Unearned ESOP shares	(1,182)	(1,310)
Treasury stock, at cost (401,564 shares at June 30, 2015 and June 30, 2014)	(4,091)	(4,091)
Total stockholders’ equity	51,744	51,451
Total liabilities and stockholders’ equity	$473,601	$461,039

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Net Income

Years Ended June 30, 2015 and 2014

(In thousands, except share data)

	2015	2014
Interest and dividend income:
Interest and fees on loans	$9,543	$10,162
Interest on debt securities	3,434	3,200
Dividends on marketable equity securities	459	466
Dividends on Federal Home Loan Bank stock	91	65
Other interest and dividend income	47	11
Total interest and dividend income	13,574	13,904

Interest expense:
Interest on deposits	2,162	2,444
Interest on Federal Home Loan Bank advances	1,421	1,540
Interest on securities sold under agreements to repurchase	25	15
Total interest expense	3,608	3,999
Net interest and dividend income	9,966	9,905
Provision for loan losses	535	55
Net interest and dividend income after provision for loan losses	9,431	9,850

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(414)	(231)
Portion of losses recognized in other comprehensive income	259	221
Net impairment losses recognized in earnings	(155)	(10)
Fees for services	1,710	1,768
Mortgage banking activities	97	72
Net commissions from brokerage services	151	127
Bank-owned life insurance income	277	291
Other income	177	244
Total non-interest income	2,257	2,492

Non-interest expense:
Compensation and benefits	6,213	5,915
Occupancy and equipment	1,247	1,198
Data processing	841	827
LAN/ WAN network	148	146
Advertising and marketing	195	174
Regulatory assessment	78	191
Professional fees	477	465
FDIC deposit insurance	378	551
Other real estate owned	432	265
Write-down of other real estate owned	49	228
Other	1,144	1,227
Total non-interest expense	11,202	11,187

Income before income tax (benefit) expense	486	1,155

Income tax (benefit) expense	(65)	152
Net income	$551	$1,003

Earnings per common share:
Basic	$0.09	$0.16
Diluted	$0.09	$0.16
Weighted average common shares outstanding:
Basic	6,415,376	6,402,597
Diluted	6,415,376	6,402,597

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2015 and 2014

	2015	2014
	(In thousands)

Net income	$551	$1,003

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	166	644
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	155	10
Non credit portion of other-than-temporary losses on available-for-sale securities	(259)	(221)

Other comprehensive income before tax	62	433
Income tax expense related to other comprehensive income	(23)	(147)
Other comprehensive income net of tax	39	286

Total comprehensive income	$590	$1,289

(1)	Amounts are included in net impairment losses recognized in earnings in non-interest income on the consolidated statements of net income. Income tax benefit associated with these reclassification adjustments was $53,000 and $3,000 for the years ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2015 and 2014

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Treasury
	Stock	Capital	Earnings	Loss	Shares	Stock	Total
	(In thousands)

Balance at June 30, 2013	$694	$30,602	$24,836	$(523)	$(1,437)	$(4,091)	$50,081

Comprehensive income	-	-	1,003	286	-	-	1,289
ESOP shares committed to be released (12,779 shares)	-	-	(46)	-	127	-	81

Balance at June 30, 2014	694	30,602	25,793	(237)	(1,310)	(4,091)	51,451

Comprehensive income	-	-	551	39	-	-	590
Cash dividends declared ($0.06 per share)	-	-	(393)	-	-	-	(393)
ESOP shares committed to be released (12,779 shares)	-	-	(32)	-	128	-	96

Balance at June 30, 2015	$694	$30,602	$25,919	$(198)	$(1,182)	$(4,091)	$51,744

The accompanying notes are an integral part of these consolidate financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended June 30, 2015 and 2014

	2015	2014
	(In thousands)

Cash flows from operating activities:
Net income	$551	$1,003
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities, net	1,253	1,236
Impairment losses on securities	155	10
Net decrease in loans held for sale	100	937
Amortization of deferred loan costs, net	138	75
Provision for loan losses	535	55
Gain on sale of other real estate owned	(104)	(62)
Write-down of other real estate owned	49	228
Loss on sale of premises and equipment	-	2
Depreciation and amortization - premises and equipment	341	334
Amortization - software	121	110
(Increase) decrease in accrued interest receivable and other assets	(247)	375
Increase in cash surrender value of bank-owned life insurance	(277)	(291)
Decrease in other liabilities	(68)	(159)
Deferred tax (benefit) expense	(66)	94
Amortization of ESOP expense	96	81
Net cash provided by operating activities	2,577	4,028

Cash flows from investing activities:
Purchase of available-for-sale securities	(3,067)	(15,987)
Proceeds from maturities and paydowns of available-for-sale securities	5,276	6,636
Purchase of held-to-maturity securities	(51,816)	(37,263)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	28,765	28,983
Redemption of Federal Home Loan Bank stock	556	1,026
Loan repayments net of originations	3,694	775
Loan purchases	(1,209)	-
Recoveries of loans previously charged off	281	83
Proceeds from sale of other real estate owned	1,109	1,036
Capital expenditures - premises and equipment	(67)	(136)
Capital expenditures - software	(33)	(60)
Capital expenditures - other real estate owned	(19)	(29)
Net cash used in investing activities	(16,530)	(14,936)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows - (Concluded)

Years Ended June 30, 2015 and 2014

	2015	2014
	(In thousands)

Cash flows from financing activities:
Net increase in deposit accounts	10,385	5,971
Net increase in mortgagors’ escrow accounts	96	147
Proceeds from long-term Federal Home Loan Bank advances	10,000	2,500
Repayment of long-term Federal Home Loan Bank advances	(11,000)	(2,500)
Net increase in short-term Federal Home Loan Bank advances	4,240	-
Net decrease in securities sold under agreements to repurchase	(1,384)	(668)
Cash dividends paid on common stock	(393)	-
Net cash provided by financing activities	11,944	5,450

Decrease in cash and cash equivalents	(2,009)	(5,458)
Cash and cash equivalents at beginning of year	7,335	12,793
Cash and cash equivalents at end of year	$5,326	$7,335

Supplemental disclosures:
Cash paid (refunded) during the period for:
Interest	$3,618	$4,018
Income taxes paid	(554)	1
Loans transferred to other real estate owned	2,641	1,057

The accompanying notes are an integral part of these consolidated financial statements.

PSB Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

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

The Bank is a state chartered savings bank and provides a full range of banking services to individual and small business customers located primarily in Connecticut. The Bank is subject to competition from other financial institutions throughout the region. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the allowance for loan losses, other-than-temporary impairment of securities, the valuation of goodwill and the realizability of deferred tax assets.

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

Cash and due from banks as of June 30, 2015 and 2014 includes $425,000 which is subject to withdrawal and usage restrictions to satisfy the reserve requirements and target balances of Bankers Bank Northeast.

Cash is maintained in bank accounts which, at times, may exceed insured limits. The Company has not experienced any issues in such accounts and does not believe it is exposed to any significant credit risk on this cash.

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

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. The Company held no securities classified as trading at June 30, 2015 and 2014.

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

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB of Boston may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the stock. As of June 30, 2015, no impairment has been recognized.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations; trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2015.

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

Commercial real estate – Loans in this segment are primarily income-producing properties throughout New England. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

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

Consumer/other – Loans in this segment are generally secured and repayment is dependent on the credit quality of the individual borrower.

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

Goodwill

Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill is not amortized but is reviewed for impairment annually or more frequently if circumstances warrant. In 2015 and 2014, the Company used the following two-step approach for reviewing goodwill for impairment:

The first step (“Step 1”) is used to identify potential impairment, and involves comparing the reporting unit’s (the consolidated Company) estimated fair value to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. The second step (“Step 2”) involves calculating the implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions related to goodwill impairment. For the years ended June 30, 2015 and 2014, the Company had no goodwill impairment.

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

Off-Balance Sheet Instruments: The fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. In the case of the commitments discussed in Note 11, the fair value equals the carrying amounts which are not significant.

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

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

The calculation of basic and diluted earnings per share for the years ended June 30, 2015 and 2014 is presented below:

	Years Ended June 30,
	2015	2014

Net income	$551,000	$1,003,000

Weighted average common shares applicable to basic EPS	6,415,376	6,402,597
Effect of dilutive potential common shares	-	-
Weighted average common shares applicable to diluted EPS	6,415,376	6,402,597
Earnings per share:
Basic	$0.09	$0.16
Diluted	$0.09	$0.16

At June 30, 2015 and 2014, options for 199,106 shares were not included in the computation of earnings per share as the effects were anti-dilutive.

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

Employee Benefit Plans

The Company established an ESOP as part of its minority stock issuance on October 4, 2004. Unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders’ equity is increased by a corresponding amount. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP and dividends payable on common stock held by the ESOP over a period of 20 years.

As more fully described in Note 13, the Company has a stock-based incentive plan authorizing various types of incentive awards that may be granted to directors, officers and employees. The Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.

Recent Accounting and Regulatory Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the original effective dates of ASU 2014-09. The amendments in Update 2014-09 are now effective for annual reporting periods, including interim periods, beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

3. INVESTMENT SECURITIES

Debt and equity securities have been classified on the consolidated balance sheets according to management’s intent. The amortized cost of securities and their fair values, by maturity, are as follows as of the dates indicated:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(In thousands)
June 30, 2015:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(9)	$991

Corporate bonds and other securities:
Due after ten years	5,999	-	(795)	5,204

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	391	14	-	405
From five through ten years	9,374	125	-	9,499
After ten years	13,280	419	(1)	13,698
	23,045	558	(1)	23,602
Non-agency mortgage-backed securities:
Due after ten years	5,913	308	(361)	5,860
Total debt securities	35,957	866	(1,166)	35,657

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000

Total available-for-sale securities	$45,957	$866	$(1,166)	$45,657

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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
	(In thousands)
June 30, 2015:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due in one through five years	$9,245	$70	$(4)	$9,311
From five through ten years	954	98	-	1,052
	10,199	168	(4)	10,363

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in five through ten years	3,304	127	-	3,431
After ten years	150,593	1,845	(588)	151,850
	153,897	1,972	(588)	155,281

Total held-to-maturity securities	$164,096	$2,140	$(592)	$165,644

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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

There were no sales of securities available-for-sale during the years ended June 30, 2015 and June 30, 2014.

As of June 30, 2015 and 2014, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, borrowings, and repurchase agreements was $124,343,000 and $116,525,000, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2015:

Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$991	$9	$991	$9
Corporate bonds and other securities	-	-	5,204	795	5,204	795
U.S. Government-sponsored and guaranteed mortgage-backed securities	2,430	1	-	-	2,430	1
Total temporarily impaired available-for-sale securities	2,430	1	6,195	804	8,625	805

Held-to-maturity:
U.S. Government and government-sponsored securities	2,251	4	-	-	2,251	4
U.S. Government-sponsored and guaranteed mortgage-backed securities	46,247	261	12,630	327	58,877	588
Total temporarily impaired held-to-maturity	48,498	265	12,630	327	61,128	592

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	563	6	3,001	355	3,564	361
Total temporarily impaired and other-than- temporarily impaired securities	$51,491	$272	$21,826	$1,486	$73,317	$1,758

June 30, 2014:

Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$976	$24	$976	$24
Corporate bonds and other securities	-	-	5,163	836	5,163	836
U.S. Government-sponsored and guaranteed mortgage-backed securities	2,370	1	3,931	43	6,301	44
Total temporarily impaired available-for-sale securities	2,370	1	10,070	903	12,440	904

Held-to-maturity:
U.S. Government and government-sponsored securities	1,004	1	3,229	27	4,233	28
U.S. Government-sponsored and guaranteed mortgage-backed securities	31,059	103	46,612	935	77,671	1,038
Total temporarily impaired held-to-maturity	32,063	104	49,841	962	81,904	1,066

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	-	-	3,301	382	3,301	382
Total temporarily impaired and other-than- temporarily impaired securities	$34,433	$105	$63,212	$2,247	$97,645	$2,352

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

At June 30, 2015, 31 U.S. government-sponsored and guaranteed securities have unrealized losses with aggregate depreciation of 0.9% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

At June 30, 2015, 5 corporate bonds and other securities have unrealized losses with aggregate depreciation of 13.3% from the Company’s amortized cost basis. These unrealized losses relate to investments in single issuer trust preferred securities (“TRUPS”) issued by companies within the financial services sector. Single issuer TRUPs are not considered covered funds under the Volker rule. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

For the year ended June 30, 2015, securities with other-than-temporary impairment losses related to credit loss that were recognized in earnings consisted of non-agency mortgage-backed securities. For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model. Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

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

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive loss for the years ended June 30, 2015 and 2014 is as follows (in thousands):

Balance as of June 30, 2013	$15,733

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	10
Reductions for securities sold during the period	-

Balance as of June 30, 2014	15,743

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	155
Reductions for securities sold during the period	-
Balance as of June 30, 2015	$15,898

Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2015:

	Weighted	Range
	Average	Minimum	Maximum

Prepayment rates	13.7%	0.1%	20.8%
Default rates	4.4%	0.0%	24.0%
Loss severity	33.6%	0.0%	68.8%

4. LOANS

Loans consisted of the following as of June 30:

	2015	2014
	(In thousands)
Real estate:
Residential (1)	$178,989	$184,380
Commercial	41,762	43,887
Residential construction	1,318	2,661
Commercial	3,327	1,904
Consumer and other	701	627

Total loans	226,097	233,459

Unadvanced construction loans	(680)	(1,658)
	225,417	231,801

Net deferred loan costs	804	705
Allowance for loan losses	(2,175)	(2,380)
Loans, net	$224,046	$230,126

(1)  Residential real estate loans include one-to-four family mortgage loans, second mortgage loans, and home equity lines of credit.

During the year ended June 30, 2015, the Company purchased commercial loans aggregating $1,209,000. No loans were purchased during the year ended June 30, 2014.

The following tables set forth information regarding the allowance for loan losses and loans by portfolio segment at and for the years ended June 30, 2015 and 2014:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(In thousands)
Year Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$1,279	$907	$13	$12	$24	$145	$2,380
Charge-offs	(98)	(879)	-	-	(44)	-	(1,021)
Recoveries	45	211	-	12	13	-	281
Provision (credit)	(135)	667	(8)	17	33	(39)	535
Ending balance	$1,091	$906	$5	$41	$26	$106	$2,175

At June 30, 2015
Ending balance: Amount of allowance for loan losses for impaired loans	$103	$-	$-	$17	$-	$-	$120
Ending balance: Amount of allowance for loan losses for non-impaired loans	$988	$906	$5	$24	$26	$106	$2,055

Loans: Ending balance	$178,989	$41,637	$763	$3,327	$701	$-	$225,417	(1)

Ending balance: Impaired loans	$2,413	$4,138	$-	$24	$-	$-	$6,575

Ending balance: Non-impaired loans	$176,576	$37,499	$763	$3,303	$701	$-	$218,842

(1) Does not include deferred fees or costs.

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(In thousands)
Year Ended June 30, 2014
Allowance for loan losses:
Beginning balance	$1,201	$1,315	$22	$17	$36	$102	$2,693
Charge-offs	(200)	(199)	-	-	(52)	-	(451)
Recoveries	37	-	5	14	27	-	83
Provision (credit)	241	(209)	(14)	(19)	13	43	55
Ending balance	$1,279	$907	$13	$12	$24	$145	$2,380

At June 30, 2014
Ending balance: Amount of allowance for loan losses for impaired loans	$104	$104	$-	$-	$-	$-	$208
Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,175	$803	$13	$12	$24	$145	$2,172

Loans: Ending balance	$184,380	$43,315	$1,575	$1,904	$627	$-	$231,801	(1)

Ending balance: Impaired loans	$3,752	$4,387	$-	$397	$-	$-	$8,536

Ending balance: Non-impaired loans	$180,628	$38,928	$1,575	$1,507	$627	$-	$223,265

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

The following tables present the Company’s loans by risk rating as of June 30, 2015 and 2014:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Total
	(In thousands)
June 30, 2015

Grade:
Pass	$175,677	$34,052	$763	$3,246	$700	$214,438
Special Mention	442	2,159	-	-	-	2,601
Substandard	2,870	3,716	-	81	1	6,668
Doubtful	-	1,710	-	-	-	1,710
Loss	-	-	-	-	-	-
Total	$178,989	$41,637	$763	$3,327	$701	$225,417

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Total
	(In thousands)
June 30, 2014

Grade:
Pass	$180,080	$33,034	$1,575	$1,459	$627	$216,775
Special Mention	175	2,065	-	-	-	2,240
Substandard	4,125	6,553	-	445	-	11,123
Doubtful	-	1,663	-	-	-	1,663
Loss	-	-	-	-	-	-
Total	$184,380	$43,315	$1,575	$1,904	$627	$231,801

The following is a summary of past due and non-accrual loans at June 30, 2015 and 2014:

			90 days
	30–59 Days	60–89 Days	or Greater	Total	Total
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
2015
Real estate:
Residential	$290	$193	$755	$1,238	$2,731
Commercial	-	-	2,316	2,316	2,886
Commercial	-	-	-	-	22
Consumer and other	4	-	-	4	1
Total	$294	$193	$3,071	$3,558	$5,640

2014
Real estate:
Residential	$357	$571	$1,497	$2,425	$3,977
Commercial	-	383	2,208	2,591	3,051
Commercial	-	-	-	-	28
Consumer and other	6	-	-	6	-
Total	$363	$954	$3,705	$5,022	$7,056

At June 30, 2015 and 2014, there were no loans greater than 90 days past due and still accruing interest.

The following is information pertaining to impaired loans:

	At June 30, 2015			Year Ended June 30, 2015
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
Residential	$868	$873		$1,534	$29	$-
Commercial	4,138	4,678		4,378	81	-
Commercial	2	2		276	21	-
Total	$5,008	$5,553		$6,188	$131	$-

Impaired loans with a valuation allowance:
Real estate:
Residential	$1,545	$1,619	$103	$1,575	$16	$1
Commercial	22	22	17	25	-	-
Total	$1,567	$1,641	$120	$1,600	$16	$1

Total impaired loans:
Real estate:
Residential	$2,413	$2,492	$103	$3,109	$45	$1
Commercial	4,138	4,678	-	4,378	81	-
Commercial	24	24	17	301	21	-
Total	$6,575	$7,194	$120	$7,788	$147	$1

	At June 30, 2014			Year Ended June 30, 2014
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
Residential	$2,101	$2,229		$1,909	$25	$6
Commercial	3,646	4,122		3,054	44	38
Commercial	397	397		85	-	-
Consumer and other	-	-		7	1	-
Total	$6,144	$6,748		$5,055	$70	$44

Impaired loans with a valuation allowance:
Real estate:
Residential	$1,651	$1,711	$104	$1,682	$34	$9
Commercial	741	804	104	532	2	2
Total	$2,392	$2,515	$208	$2,214	$36	$11

Total impaired loans:
Real estate:
Residential	$3,752	$3,940	$104	$3,591	$59	$15
Commercial	4,387	4,926	104	3,586	46	40
Commercial	397	397	-	85	-	-
Consumer and other	-	-	-	7	1	-
Total	$8,536	$9,263	$208	$7,269	$106	$55

The following table represents modifications that were deemed to be troubled debt restructures during the years ended June 30, 2015 and 2014:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Year ended June 30, 2015:
Real estate:
Residential	5	$709	$741

Year ended June 30, 2014:
Real estate:
Residential	1	$38	$39
Commercial	1	198	210

In 2015, three of the residential loans were modified to reduce the stated interest rate and one residential loan was combined with a second mortgage into a new thirty year adjustable rate loan. In 2014, the residential loan was modified to capitalize the escrow and to extend the maturity date and change the amortization schedule. The commercial loan matured and additional funds were made available to complete the infrastructure with a new maturity date. Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on each of the troubled debt restructures. Any reserve is recorded through the provision for loan losses.

The following is a summary of troubled debt restructurings that have subsequently defaulted (30 or more days past due) within one year of modification during the years ended June 30, 2015 and 2014:

	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Year ended June 30, 2015:
Real estate:
Residential	1	$181
Commercial	1	207

Year ended June 30, 2014:
Real estate:
Residential	1	$201

The defaults were the result of the borrower’s delinquent loan payments. As of June 30, 2015, the residential loan was not past due and the commercial real estate loan was more than 90 days past and on non-accrual. As of June 30, 2014, the residential loan was not past due.

At June 30, 2015, no additional funds are committed to be advanced in connection with TDR’s.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $31,697,000 and $32,447,000 at June 30, 2015 and 2014, respectively. The balances of mortgage servicing rights related to loans serviced for others were $107,000 and $94,000 at June 30, 2015 and 2014, respectively, and are not material to the consolidated financial statements.

5. PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of June 30:

	2015	2014
	(In thousands)

Land	$470	$470
Buildings and leasehold improvements	6,291	6,283
Equipment	2,658	2,772
	9,419	9,525
Accumulated depreciation and amortization	(5,656)	(5,488)

Premises and equipment, net	$3,763	$4,037

Depreciation and amortization expense on premises and equipment amounted to $341,000 and $334,000 for the years ended June 30, 2015 and 2014, respectively.

6. DEPOSITS

The balances of deposit accounts at June 30, were as follows:

	2015	2014
	(In thousands)
Demand deposits	$59,854	$53,021
NOW accounts	92,463	86,636
Regular savings	68,804	63,993
Money market accounts	17,238	18,047
Club accounts	259	260
	238,618	221,957

Certificate accounts maturing in the years ending June 30:
2015	-	59,532
2016	53,966	21,101
2017	23,488	21,030
2018	14,139	8,329
2019	15,816	15,307
2020	11,614	-
	119,023	125,299

Total deposits	$357,641	$347,256

The aggregate amount of time deposits of $100,000 or more as of June 30, 2015 and 2014 was $58,470,000 and $61,244,000, respectively.

7. BORROWED FUNDS

Borrowed funds consisted of the following at June 30:

	2015		2014
		Weighted		Weighted
		Average		Average
	Amount Due	Rate	Amount Due	Rate
	(Dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$2,797	0.10%	$4,181	0.18%
FHLB of Boston (FHLB) advances	4,240	0.30	-	-
Total	7,037	0.22	4,181	0.18

Long-term FHLB of Boston advances
Year of maturity:
2015	-	-	1,000	3.35
2016	-	-	10,000	3.17
2017*	14,500	3.42	14,500	3.42
2018*	33,000	2.30	28,000	2.34
2020	5,000	2.32	-	-
Total	52,500	2.61	53,500	2.81
Total borrowed funds	$59,537	2.33%	$57,681	2.60%

*Includes $18,000,000 of advances callable by the FHLB of Boston in 2016.

Short term FHLB advances have an original maturity of less than one year. As of June 30, 2015 and 2014, loans with a principal balance of $38,163,000 and $47,106,000, respectively, were specifically pledged to secure available borrowings from the FHLB, as well as certain investment securities as disclosed in Note 3.

During the year ended June 30, 2015, the Company modified $10,000,000 in FHLB borrowings resulting in capitalized fees of $246,000. These fees were capitalized in the form of higher interest rates on the new borrowings and are adjusting the cost of funds on these borrowings monthly.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston in the amount of $2,354,000 and a liquidity line of credit with Bankers Bank Northeast in the amount of $4,000,000. No amounts were outstanding on these lines of credit at June 30, 2015 and 2014.

Securities sold under agreements to repurchase as of June 30, 2015 and 2014 have an original maturity of one day, and consist of securities sold by the Bank that have been accounted for as borrowings. These customer repurchase agreements are collateralized by U.S. government sponsored and guaranteed mortgage backed securities with fair value of $21,683,000 and $17,402,000 at June 30, 2015 and 2014, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

8. INCOME TAXES

The following are components of income tax expense (benefit) for the fiscal years ended June 30:

	2015	2014
	(In thousands)
Current:
Federal	$-	$57
State	1	1
Total current	1	58
Deferred:
Federal	(66)	94
State	-	-
Total deferred	(66)	94

Income tax (benefit) expense	$(65)	$152

Deferred income taxes reflect the tax impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

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

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows for the years ended June 30:

	2015	2014
	(In thousands)

Federal income tax at statutory rates	$165	$393
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	1	1
Dividends received deduction	(110)	(111)
Bank-owned life insurance	(94)	(99)
Tax-exempt municipal income, net	(1)	(1)
Other, net	(26)	(31)
Income tax (benefit) expense	$(65)	$152
Effective tax rates	-13.4%	13.2%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of June 30:

	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$739	$668
Net unrealized holding loss on available-for-sale securities	102	125
Deferred compensation	172	167
Stock-based compensation	76	78
Impairment losses on securities available-for-sale	859	859
Accrued expenses	147	177
Post retirement benefits	62	59
Interest receivable on non-accrual loans	86	64
Federal carryovers	1,989	1,818
Other	117	98
Gross deferred tax asset	4,349	4,113

Deferred tax liabilities:
Depreciation and amortization	(1,336)	(1,181)
Deferred loan costs	(273)	(239)
Other	(36)	(32)
Gross deferred tax liability	(1,645)	(1,452)
Net deferred tax asset	$2,704	$2,661

At June 30, 2015, federal carryovers consist of Alternative Minimum Tax credit carryovers of $1,196,000 which have no expiration date, $2,231,000 of net operating loss carryovers which begin to expire on June 30, 2032 and $103,000 of contribution carryovers which expire on June 30, 2017.

Retained earnings at June 30, 2015 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of approximately $777,000 have not been recognized as of June 30, 2015 and 2014.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2015 and 2014, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2012 through June 30, 2015. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended June 30, 2015 and 2014.

9. OTHER COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

As of June 30, 2015 the Company leases space for its Gales Ferry (land lease), Griswold and Putnam Price Chopper branch offices. The leases for the branch offices expire March 14, 2020, October 31, 2019 and August 31, 2016, respectively. All leases contain renewal options at the Company’s discretion. The Company also has miscellaneous equipment leases with various terms. The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2015:

Rental
Expense Due
(In thousands)

2016	$154
2017	111
2018	101
2019	100
2020	47
Total	$513

Total rental expense amounted to $174,000 and $151,000 for the years ended June 30, 2015 and 2014, respectively.

Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

10. FAIR VALUE MEASURMENTS

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. During the years ended June 30, 2015 and 2014, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis

The following summarizes assets measured at fair value on a recurring basis for the years ended:

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2015
Securities available-for-sale:
U. S. Government and government-sponsored securities	$991	$-	$991	$-
Corporate bonds and other securities	5,204	-	5,204	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	23,602	-	23,602	-
Non-agency mortgage-backed securities	5,860	-	5,860	-
Equity securities	10,000	-	-	10,000
Total	$45,657	$-	$35,657	$10,000

June 30, 2014
Securities available-for-sale:
U. S. Government and government-sponsored securities	$976	$-	$976	$-
Corporate bonds and other securities	5,163	-	5,163	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,262	-	25,262	-
Non-agency mortgage-backed securities	6,680	-	6,680	-
Equity securities	10,000	-	-	10,000
Total	$48,081	$-	$38,081	$10,000

At June 30, 2015 and 2014, Level 3 assets consisted of available-for-sale auction-rate trust preferred securities (ARPs). Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”). The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

The table below represent the changes in Level 3 assets measured at fair value on a recurring basis for the years ended June 30, 2015 and 2014:

Auction Rate Trust
Preferred Securities
(In thousands)

Beginning balance, July 1, 2013	$10,000

Total gains or losses (realized/unrealized) included in earnings	-
Total unrealized gains included in other comprehensive income	-

Ending balance, June 30, 2014	10,000

Total gains or losses (realized/unrealized) included in earnings	-
Total unrealized gains included in other comprehensive income	-

Ending balance, June 30, 2015	$10,000

There were no liabilities measured at fair value on a recurring basis at June 30, 2015 and 2014.

Assets Measured at Fair Value on a Non-Recurring Basis

Under certain circumstances the Company makes adjustments to fair value for assets not measured at fair value on a recurring basis. The following table presents the assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at June 30, 2015 and 2014, for which a nonrecurring fair value adjustment has been recorded:

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2015
	(In thousands)
June 30, 2015
Impaired loans	$151	$-	$-	$151	$22
Other real estate owned	599			599	17

	$750	$-	$-	$750	$39

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2014
	(In thousands)
June 30, 2014
Impaired loans	$548	$-	$-	$548	$230
Other real estate owned	869	-	-	869	189

	$1,417	$-	$-	$1,417	$419

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

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2015 and 2014.

The estimated fair values and carrying values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30:

	2015
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$5,326	$5,326	$-	$-	$5,326
Available-for-sale securities	45,657	-	35,657	10,000	45,657
Held-to-maturity securities	164,096	-	165,644	-	165,644
Federal Home Loan Bank Stock	5,371	-	-	5,371	5,371
Loans, net	224,046	-	-	226,308	226,308
Accrued interest receivable	1,051	-	-	1,051	1,051

Financial liabilities:
Deposits	357,641	-	-	359,253	359,253
Mortgagors’ escrow accounts	2,363	-	-	2,363	2,363
Federal Home Loan Bank advances	56,740	-	58,095	-	58,095
Securities sold under agreements to repurchase	2,797	-	2,797	-	2,797
Accrued interest payable	114	-	-	114	114

	2014
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$7,335	$7,335	$-	$-	$7,335
Available-for-sale securities	48,081	-	38,081	10,000	48,081
Held-to-maturity securities	142,176	-	143,257	-	143,257
Federal Home Loan Bank Stock	5,927	-	-	5,927	5,927
Loans held-for-sale	100	-	-	101	101
Loans, net	230,126	-	-	231,986	231,986
Accrued interest receivable	1,018	-	-	1,018	1,018

Financial liabilities:
Deposits	347,256	-	-	349,235	349,235
Mortgagors’ escrow accounts	2,267	-	-	2,267	2,267
Federal Home Loan Bank advances	53,500	-	55,196	-	55,196
Securities sold under agreements to repurchase	4,181	-	4,181	-	4,181
Accrued interest payable	124	-	-	124	124

11. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

Notional amounts of commitments with off-balance-sheet credit risk are as follows as of June 30:

	2015	2014
	(In thousands)

Commitments to originate loans	$3,557	$2,867
Unadvanced portions of loans:
Construction loans	787	1,658
Lines of credit	13,482	12,217
Letters of credit	396	488
Outstanding commitments	$18,222	$17,230

12. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of June 30, 2015 and 2014, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of June 30, 2015, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1, tangible equity and Tier 1 capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2015 and 2014 are presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2015:
Tangible Equity Capital (to Tangible Assets)	$41,201	8.70%	$7,102	2.00%	N/A	N/A
Tier 1 Capital (to Adjusted Total Assets)	41,201	8.70	18,938	4.00	$23,672	5.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	41,201	14.41	12,868	4.50	18,587	6.50
Tier 1 Capital (to Risk-Weighted Assets)	41,201	14.41	17,157	6.00	22,876	8.00
Total Capital (to Risk-Weighted Assets)	43,398	15.18	22,876	8.00	28,595	10.00

As of June 30, 2014:
Tangible Equity Capital (to Tangible Assets)	$40,093	8.87%	$6,781	2.00%	N/A	N/A
Tier 1 Capital (to Adjusted Total Assets)	40,093	8.87	18,083	4.00	$22,604	5.00%
Tier 1 Capital (to Risk-Weighted Assets)	40,093	17.62	9,099	4.00	13,649	6.00
Total Capital (to Risk-Weighted Assets)	42,494	18.68	18,199	8.00	22,749	10.00

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	June 30,
	2015	2014
	(In thousands)
Total consolidated equity	$51,744	$51,451
Adjustments:
Equity capital of PSB Holdings, Inc.	(3,672)	(4,052)
Intangible assets	(5,390)	(5,791)
Disallowed servicing assets	-	(9)
Disallowed deferred tax assets	(1,675)	(1,731)
Unrealized losses on available-for-sale securities	194	225
Tier 1 and Common Equity Tier 1 Capital	41,201	40,093
Allowance for loan losses and off-balance sheet reserves	2,197	2,401
Total Risk-Based capital	$43,398	$42,494

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under regulatory rules and regulations.

13. BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan covering each eligible employee. Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Company to be eligible to participate. Employees may defer compensation up to certain limits defined in the Internal Revenue Code. The Company’s matching contribution is discretionary. For the years ended June 30, 2015 and 2014, the Company chose to contribute 50% of an employee’s deferral on a maximum of 4% of the employee’s salary. The Company contributed $78,000 and $65,000 to the plan during the years ended June 30, 2015 and 2014, respectively. The Company may also make additional discretionary contributions to the plan. During the years ended June 30, 2015 and 2014, additional discretionary contributions were made in the amounts of $177,000 and $147,000, respectively.

Other Postretirement Benefit Plan

The Company has recorded a liability for its future postretirement benefit obligations under certain death benefit agreements. The total liability for the arrangements included in other liabilities was $183,000 at June 30, 2015 and $172,000 at June 30, 2014. Expense under this arrangement was $11,000 for 2015 and $10,000 for 2014. There were no death benefits paid under this arrangement in 2015 and 2014.

Employee Stock Ownership Plan

The Company established the ESOP on October 4, 2004 in connection with its common stock offering. The ESOP purchased 257,062 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2.6 million from the Company at an initial variable rate of 4.75%, to be repaid on a pro-rata basis in 20 substantially equal annual installments. The borrowing was at a current rate of 3.25% as of June 30, 2015 and 2014. The collateral for the loan is the common stock of the Company purchased by the ESOP.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. ESOP expense for the years ended June 30, 2015 and 2014 was $96,000 and $81,000, respectively. At June 30, 2015 and 2014 there were 138,850 and 126,071 allocated shares, respectively, and 118,212 and 130,991 unallocated shares, respectively. The fair value of unallocated ESOP shares at June 30, 2015 and 2014 was $958,000 and $880,000, respectively.

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

A summary of the status of the Incentive Plan as of June 30, 2015 and 2014 and changes during the years then ended is presented below:

	2015		2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of year	199,106	$10.62	222,921	$10.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(23,815)	10.60

Outstanding at end of year	199,106	10.62	199,106	10.62

Options exercisable at end of year	199,106	$10.62	199,106	$10.62

The following table summarizes information about stock options outstanding as of June 30, 2015:

Options Outstanding				Options Exercisable
		Weighted-Average
Weighted-Average	Number	Remaining	Aggregate	Number	Weighted-Average
Exercise Price	Outstanding	Contractual Life	Intrinsic Value	Exercisable	Exercise Price

$10.60	170,106	0.36	$-	170,106	$10.60
10.70	23,000	1.90	-	23,000	10.70
10.78	6,000	0.94	-	6,000	10.78

At June 30, 2015 and 2014, there were no unrecognized compensation costs related to nonvested share based compensation. The Company recorded no share-based compensation expense for the years ended June 30, 2015 and 2014 in connection with the stock option and restricted stock awards as all awards have fully vested.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income/loss.

The components of accumulated other comprehensive loss included in stockholders’ equity and related tax effects are as follows:

	At June 30,
	2015	2014
	(In thousands)
Net unrealized loss on securities available-for-sale	$(300)	$(362)
Tax effect	102	125
Accumulated other comprehensive loss	$(198)	$(237)

The June 30, 2015 and 2014 ending balances include $53,000 and $60,000, respectively, of pre-tax unrealized losses on securities which other-than-temporary impairment has been recognized.

PSB Holdings, Inc. and Subsidiary

(Parent Company Only)

15. PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following unconsolidated financial statements are for the Company (Parent Company) and should be read in conjunction with the consolidated financial statements of the Company.

Balance Sheets

June 30, 2015 and 2014

(In thousands)

	2015	2014

ASSETS
Cash and due from depository institutions	$427	$805
Investment in Putnam Bank	48,072	47,399
Investment in available-for-sale securities, at fair value	1,055	1,044
Loan to ESOP	1,473	1,607
Other assets	741	623
Total assets	$51,768	$51,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$24	$27
Stockholders’ equity	51,744	51,451
Total liabilities and stockholders’ equity	$51,768	$51,478

PSB Holdings, Inc. and Subsidiary

(Parent Company Only)

Statements of Net Income

For the Years Ended June 30, 2015 and 2014

(In thousands)

	2015	2014

Interest and dividends on investments	$12	$12
Interest on ESOP loan	51	55
Total interest and dividend income	63	67

Other expense	227	224
Loss before income tax benefit and equity in undistributed net income of subsidiary	(164)	(157)
Income tax benefit	(73)	(72)

Loss before equity in undistributed net income of subsidiary	(91)	(85)
Equity in undistributed net income of subsidiary	642	1,088

Net income	$551	$1,003

PSB Holdings, Inc. and Subsidiary

(Parent Company Only)

Statements of Cash Flows

June 30, 2015 and 2014

(In thousands)

	2015	2014

Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash used in operating activities:	$551	$1,003
Amortization of ESOP expense	96	81
Increase in other assets	(120)	(71)
Increase in due from subsidiary	(4)	(67)
(Decrease) increase in other liabilities	(3)	4
Undistributed net income of subsidiary	(642)	(1,088)
Net cash used in operating activities	(122)	(138)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	3	26
Principal payments received on loan to ESOP	134	130
Net cash provided by investing activities	137	156

Cash flows from financing activities:
Cash dividends paid on common stock	(393)	-
Net cash used in financing activities	(393)	-

Net (decrease) increase in cash and cash equivalents	(378)	18
Cash and cash equivalents at beginning of year	805	787
Cash and cash equivalents at end of year	$427	$805

16.    SUBSEQUENT EVENT

On September 9, 2015, the Boards of Directors of Putnam Bancorp, MHC, the Company and the Bank adopted a Plan of Conversion (the “Plan”). Pursuant to the Plan, Putnam Bancorp, MHC will convert from the mutual holding company form of organization to the fully public form. Putnam Bancorp, MHC will be merged into the Company, and Putnam Bancorp, MHC will no longer exist. The Company will then merge into a new Maryland corporation named PB Bancorp, Inc. As part of the conversion, Putnam Bancorp, MHC’s ownership interest in the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represent the remaining ownership interest in the Company, will be exchanged for new shares of common stock of PB Bancorp, Inc., the new Maryland corporation. The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to Putnam Bancorp, MHC’s ownership interest in the equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the value of the net assets of Putnam Bancorp, MHC as of the date of the latest statement of financial condition of Putnam Bancorp, MHC prior to the consummation of the conversion (excluding its ownership of the Company). The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering.

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” Based on such assessment, management believes that, as of June 30, 2015, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Information concerning directors and executive officers of PSB Holdings is incorporated herein by reference from our definitive Proxy Statement to be dated October 6, 2015 related to the 2015 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

Set forth below is information as of June 30, 2015 regarding equity compensation plans. Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

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

(a)(3) Exhibits.

3.1	Charter of PSB Holdings, Inc.*

3.2	Bylaws of PSB Holdings, Inc.*

3.3	Amended Bylaws of PSB Holdings, Inc.*****

4.	Form of Common Stock Certificate of PSB Holdings, Inc.*

10.1	Employee Stock Ownership Plan, including amendments*****

10.2	Deferred Compensation Plan*

10.3	PSB Holdings, Inc. 2005 Stock-Based Incentive Plan**

14.	Code of Ethics***

21	Subsidiaries of Registrant******

23.1	Consent of Wolf & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form SB-2 of PSB Holdings, Inc. (file no. 333-116364), originally filed with the Securities and Exchange Commission on June 10, 2004, as amended.
**	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated September 20, 2005 as filed with the Securities and Exchange Commission on September 19, 2005.
***	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for year ended June 30, 2007, filed with the Securities and Exchange Commission on September 21, 2007.
****	Incorporated by reference to Exhibit 3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2012.
*****	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (file no. 333-206892) of PB Bancorp, Inc. filed with the Securities and Exchange Commission on September 9, 2015.
******	Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (file no. 333-206892) of PB Bancorp, Inc. filed with the Securities and Exchange Commission on September 9, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.

Date: September 28, 2015	By:	/S/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Thomas A. Borner Thomas A. Borner	President, Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	September 28, 2015

/S/ Robert J. Halloran, Jr. Robert J. Halloran, Jr.	Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	September 28, 2015

/S/ Charles W. Bentley, Jr. Charles W. Bentley, Jr.	Director	September 28, 2015

/S/ Jitendra K. Sinha Jitendra K. Sinha	Director	September 28, 2015

/S/ Paul M. Kelly Paul M. Kelly	Director	September 28, 2015

/S/ Richard A. Loomis Richard A. Loomis	Director	September 28, 2015

/S John P. Miller John P. Miller	Director	September 28, 2015
/S/ Charles H. Puffer Charles H. Puffer	Chairman of the Board	September 28, 2015

