Form 10-Q
period 2015-09-30
PSB Holdings, Inc.
filed 2015-11-16
CIK 1293211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there were 6,541,561 shares of the registrant’s common stock outstanding.

PSB Holdings, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PSB Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2015	2015
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$4,321	$4,562
Interest-bearing demand deposits with other banks	389	764
Total cash and cash equivalents	4,710	5,326
Securities available-for-sale, at fair value	44,129	45,657
Securities held-to-maturity (fair value of $160,987 as of September 30, 2015 and $165,644 as of June 30, 2015)	158,743	164,096
Federal Home Loan Bank stock, at cost	5,371	5,371
Loans held-for-sale	318	-
Loans	230,109	226,221
Less: Allowance for loan losses	(2,109)	(2,175)
Net loans	228,000	224,046
Premises and equipment	3,707	3,763
Accrued interest receivable	1,091	1,051
Other real estate owned	2,097	3,155
Goodwill	6,912	6,912
Bank-owned life insurance	9,496	9,427
Deferred tax asset	2,500	2,704
Other assets	1,663	2,093

Total assets	$468,737	$473,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$61,432	$59,854
Interest-bearing	291,108	297,787
Total deposits	352,540	357,641
Mortgagors' escrow accounts	1,193	2,363
Federal Home Loan Bank advances	56,980	56,740
Securities sold under agreements to repurchase	3,857	2,797
Other liabilities	2,188	2,316
Total liabilities	416,758	421,857

Stockholders' Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,541,561 shares outstanding at September 30, 2015 and June 30, 2015	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	26,058	25,919
Accumulated other comprehensive loss	(134)	(198)
Unearned ESOP shares	(1,150)	(1,182)
Treasury stock, at cost (401,564 shares at
September 30, 2015 and June 30, 2015)	(4,091)	(4,091)
Total stockholders' equity	51,979	51,744

Total liabilities and stockholders' equity	$468,737	$473,601

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended
	September 30,
	2015	2014
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,376	$2,483
Interest and dividends on investments	1,000	1,017
Total interest and dividend income	3,376	3,500

Interest expense:
Deposits and escrow	473	571
Borrowed funds	349	384
Total interest expense	822	955
Net interest and dividend income	2,554	2,545

Provision (credit) for loan losses	(70)	-
Net interest and dividend income after provision (credit) for loan losses	2,624	2,545

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(242)	(300)
Portion of losses recognized in other comprehensive income	206	197
Net impairment losses recognized in earnings	(36)	(103)
Fees for services	443	454
Mortgage banking activities	26	33
Net commissions from brokerage service	22	18
Income from bank-owned life insurance	69	71
Gain on sale of other real estate owned	114	48
Other income	26	48
Total non-interest income	664	569

Non-interest expense:
Compensation and benefits	1,565	1,522
Occupancy and equipment	312	306
Data processing	194	235
LAN/WAN network	36	36
Advertising and marketing	35	39
FDIC deposit insurance	102	67
Other real estate owned	83	69
Write-down of other real estate owned	28	-
Other	402	470
Total non-interest expense	2,757	2,744
Income before income tax expense	531	370

Income tax expense	125	67
NET INCOME	$406	$303

Earnings per common share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
	(in thousands)
Net income	$406	$303

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	267	235
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	36	103
Non-credit portion of other-than-temporary losses on available-for-sale securities	(206)	(197)

Other comprehensive income before tax	97	141
Income tax expense related to other comprehensive income	(33)	(48)
Other comprehensive income net of tax	64	93
Total comprehensive income	$470	$396

(1)	Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income. Income tax benefit associated with the reclassification adjustments were $12,000 and $35,000 for the three months ended September 30, 2015 and 2014, respectively.

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended September 30, 2015 and 2014

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Treasury Stock	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2014	$694	$30,602	$25,793	$(237)	$(1,310)	$(4,091)	$51,451

Comprehensive income	-	-	303	93	-	-	396
ESOP shares committed to be released (3,195 shares)	-	-	(9)	-	32	-	23

Balances at September 30, 2014	$694	$30,602	$26,087	$(144)	$(1,278)	$(4,091)	$51,870

Balances at June 30, 2015	$694	$30,602	$25,919	$(198)	$(1,182)	$(4,091)	$51,744

Comprehensive income	-	-	406	64	-	-	470
Cash dividends declared ($0.04 per share)	-	-	(262)	-	-	-	(262)
ESOP shares committed to be released (3,195 shares)	-	-	(5)	-	32	-	27

Balances at September 30, 2015	$694	$30,602	$26,058	$(134)	$(1,150)	$(4,091)	$51,979

See accompanying notes to consolidated financial statements.

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$406	$303
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	383	285
Impairment losses on securities	36	103
Net increase in loans held-for-sale	(318)	(441)
Amortization of deferred loan costs, net	37	37
Provision (credit) for loan losses	(70)	-
Gain on sale of other real estate owned, net	(114)	(48)
Write-down of other real estate owned	28	-
Depreciation and amortization - premises and equipment	80	86
Amortization - software	29	30
Decrease in accrued interest receivable and other assets	361	377
Increase in cash surrender value of bank-owned life insurance	(69)	(71)
Decrease in other liabilities	(128)	(190)
Deferred tax expense	171	-
Amortization of ESOP expense	27	23
Net cash provided by operating activities	859	494
Cash flows from investing activities
Proceeds from calls, pay downs and maturities of available-for-sale securities	1,561	1,315
Purchase of held-to-maturity securities	(5,649)	(14,476)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	10,647	6,148
Redemption of Federal Home Loan Bank Stock	-	556
Loan principal originations, net of repayments	(3,028)	(253)
Loan purchases	(913)	-
Recoveries of loans previously charged off	20	21
Proceeds from sale of other real estate owned	1,144	531
Capital expenditures - premises and equipment	(24)	(31)
Capital expenditures - software	-	(21)
Net cash provided by (used in) investing activities	3,758	(6,210)
Cash flows from financing activities
Net (decrease) increase in deposit accounts	(5,101)	1,681
Net decrease in mortgagors' escrow accounts	(1,170)	(1,111)
Change in short term FHLB advances, net	240	-
Net increase in securities sold under agreements to repurchase	1,060	10,080
Cash dividends paid on common stock	(262)	-
Net cash (used in) provided by financing activities	(5,233)	10,650
Net (decrease) increase in cash and cash equivalents	(616)	4,934
Cash and cash equivalents at beginning of year	5,326	7,335
Cash and cash equivalents at end of period	$4,710	$12,269
Supplemental disclosures
Cash paid during the period for:
Interest	$831	$954
Income taxes paid (refunded), net	1	(554)
Loans transferred to other real estate owned	-	329

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

NOTE 2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the year ending June 30, 2016. These financial statements should be read in conjunction with the 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2015.

NOTE 3 – Recent Accounting Pronouncements

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

Note 4 – Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our loans, allowance for loan losses, income taxes, goodwill and the impairment of securities.

Loans. The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer/other segments. Residential real estate loans include one-to four-family owner-occupied loans, second mortgage loans and equity lines of credit. Consumer/other loans include personal loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual status is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company does not originate loans with a loan-to-value ratio greater than 100% and does not originate subprime loans. Loans originated with a loan-to-value ratio greater than 80% generally require private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Construction – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by the accuracy of estimated costs to complete the project, cost overruns, time to sell at an adequate price, and market conditions.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2015 and 2014:

	For the three months ended	For the three months ended
	September 30, 2015	September 30, 2014
Net income	$406,000	$303,000

Weighted average common shares applicable to basic EPS	6,423,384	6,410,605
Effect of dilutive potential common shares (1)	-	-
Weighted average common shares applicable to diluted EPS	6,423,384	6,410,605
Earnings per share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

(1) For the three months ended September 30, 2015 and 2014, options to purchase 199,106 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive, in that the weighted average exercise prices of such options were in excess of the weighted average market value for the periods presented.

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
September 30, 2015
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(3)	$997

Corporate bonds and other securities:
Due after ten years	5,999	-	(716)	5,283
U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	327	11	-	338
From five through ten years	8,835	183	-	9,018
After ten years	12,628	415	-	13,043
	21,790	609	-	22,399

Non-agency mortgage-backed securities:
Due after ten years	5,543	317	(371)	5,489
Total debt securities	34,332	926	(1,090)	34,168

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	(39)	9,961
Total available-for-sale securities	$44,332	$926	$(1,129)	$44,129

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$9,201	$233	$-	$9,434

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from five through ten years	3,572	161	-	3,733
After ten years	145,970	2,073	(223)	147,820
	149,542	2,234	(223)	151,553
Total held-to-maturity securities	$158,743	$2,467	$(223)	$160,987

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
June 30, 2015:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(9)	$991

Corporate bonds and other securities:
Due after ten years	5,999	-	(795)	5,204
U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	391	14	-	405
From five through ten years	9,374	125	-	9,499
After ten years	13,280	419	(1)	13,698
	23,045	558	(1)	23,602

Non-agency mortgage-backed securities:
Due after ten years	5,913	308	(361)	5,860
Total debt securities	35,957	866	(1,166)	35,657

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000
Total available-for-sale securities	$45,957	$866	$(1,166)	$45,657

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$9,245	$70	$(4)	$9,311
From five through ten years	954	98	-	1,052
	10,199	168	(4)	10,363

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from five through ten years	3,304	127	-	3,431
After ten years	150,593	1,845	(588)	151,850
	153,897	1,972	(588)	155,281
Total held-to-maturity securities	$164,096	$2,140	$(592)	$165,644

There were no sales of available-for-sale securities for the three months ended September 30, 2015 or 2014. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were other-than-temporary impairment charges on available-for-sale securities of $36,000 realized in income during the three months ended September 30, 2015. The write-downs included total other-than-temporary impairment losses of $242,000, net of $206,000 recognized in other comprehensive income, before taxes. There were other-than-temporary impairment (OTTI) charges on available-for-sale securities of $103,000 realized in income during the three months ended September 30, 2014. The write-downs included total other-than-temporary impairment losses of $300,000, net of $197,000 recognized in other comprehensive income, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

September 30, 2015:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale:
Debt securities:
U.S. Government and government-sponsored securities	$-	$-	$997	$3	$997	$3
Corporate bonds and other securities	-	-	5,282	716	$5,282	716
Equity securities	2,961	39	-	-	$2,961	39
Total temporarily impaired available-for-sale	2,961	39	6,279	719	9,240	758

Held-to-maturity:
U.S. Government-sponsored and guaranteed mortgage-backed securities	19,188	40	10,979	183	30,167	223
Total temporarily impaired held-to-maturity	19,188	40	10,979	183	30,167	223

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	537	7	2,759	364	3,296	371

Total temporarily-impaired and other-than-temporarily impaired securities	$22,686	$86	$20,017	$1,266	$42,703	$1,352

June 30, 2015:	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale:
Debt securities:
U.S. Government and government-sponsored guaranteed securities	$-	$-	$991	$9	$991	$9
Corporate bonds and other obligations	-	-	5,204	795	5,204	795
U.S. Government-sponsored and guaranteed mortgage-backed securities	2,430	1	-	-	2,430	1
Total temporarily impaired available-for-sale	2,430	1	6,195	804	8,625	805

Held-to-maturity:
U.S. Government and government-sponsored securities	2,251	4	-	-	2,251	4
U.S. Government-sponsored and guaranteed mortgage-backed securities	46,247	261	12,630	327	58,877	588
Total temporarily impaired held-to-maturity	48,498	265	12,630	327	61,128	592

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	563	6	3,001	355	3,564	361

Total temporarily-impaired and other-than-temporarily impaired securities	$51,491	$272	$21,826	$1,486	$73,317	$1,758

(1) Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2015 and June 30, 2015, there were 29 and 43 individual investment securities, respectively, with aggregate depreciation of 3.1% and 2.4%, respectively, from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of September 30, 2015, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.3 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

For the three months ended September 30, 2015, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities. For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model. Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands):

Balance as of June 30, 2014	$15,743
Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	155
Reductions for securities sold during the period	-
Balance as of June 30, 2015	15,898

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	36
Reductions for securities sold during the period	-
Balance as of September 30, 2015	$15,934

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2015 and June 30, 2015:

	September 30,	June 30,
	2015	2015
	(in thousands)

Real Estate:
Residential (1)	$181,486	$178,989
Commercial	42,149	41,762
Residential construction	1,783	1,318
Commercial	4,376	3,327
Consumer and other	735	701

Total loans	230,529	226,097

Unadvanced construction loans	(1,266)	(680)
	229,263	225,417
Net deferred loan costs	846	804
Allowance for loan losses	(2,109)	(2,175)

Loans, net	$228,000	$224,046

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

The following table presents the Company’s loan classes by internally assigned grades at September 30, 2015 and June 30, 2015:

	Residential	Commercial	Residential		Consumer
September 30, 2015	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$178,224	$34,665	$642	$3,945	$734	$218,210
Special Mention	436	2,147	-	-	-	2,583
Substandard	2,826	3,679	-	431	1	6,937
Doubtful	-	1,533	-	-	-	1,533
Loss	-	-	-	-	-	-
Total	$181,486	$42,024	$642	$4,376	$735	$229,263

	Residential	Commercial	Residential		Consumer
June 30, 2015	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$175,677	$34,052	$763	$3,246	$700	$214,438
Special Mention	442	2,159	-	-	-	2,601
Substandard	2,870	3,716	-	81	1	6,668
Doubtful	-	1,710	-	-	-	1,710
Loss	-	-	-	-	-	-
Total	$178,989	$41,637	$763	$3,327	$701	$225,417

There were no modifications deemed to be troubled debt restructures for the three months ended September 30, 2015 and 2014 and there were no troubled debt restructurings that subsequently defaulted (30 or more days past due) within one year of modification during the three months ended September 30, 2015 and 2014.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At September 30,	At June 30,
	2015	2015
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$2,825	$2,731
Commercial	2,695	2,886
Commercial	21	22
Consumer	1	1
Total non-accrual loans	5,542	5,640

Accruing loans past due 90 days or more	-	-

Total non-performing loans	5,542	5,640

Other real estate owned	2,097	3,155
Total non-performing assets	$7,639	$8,795

Total non-performing loans to total loans	2.42%	2.50%
Total non-performing assets to total assets	1.63%	1.86%

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

The following table sets forth information regarding past due loans at September 30, 2015 and June 30, 2015:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At September 30, 2015	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$32	$517	$479	$1,028
Commercial	-	-	2,139	2,139
Consumer and other	4	-	-	4
Total	$36	$517	$2,618	$3,171

At June 30, 2015

Real Estate:
Residential	$290	$193	$755	$1,238
Commercial	-	-	2,316	2,316
Consumer and other	4	-	-	4
Total	$294	$193	$3,071	$3,558

The following is a summary of information pertaining to impaired loans at September 30, 2015 and June 30, 2015:

	At September 30, 2015			At June 30, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)
Impaired loans without a valuation allowance:
Real Estate:
Residential	$875	$881		$868	$873
Commercial	3,936	4,475		4,138	4,678
Commercial	381	381		2	2
Total impaired with no valuation allowance	$5,192	$5,737		$5,008	$5,553

Impaired loans with a valuation allowance:
Real Estate:
Residential	$1,378	$1,452	$91	$1,545	$1,619	$103
Commercial	-	-	-	22	22	17
Total impaired with a valuation allowance	$1,378	$1,452	$91	$1,567	$1,641	$120.00

Total impaired loans:
Real Estate:
Residential	$2,253	$2,333	$91	$2,413	$2,492	$103
Commercial	3,936	4,475	-	4,138	4,678	-
Commercial	381	381	-	24	24	17
Total impaired loans	$6,570	$7,189	$91	$6,575	$7,194	$120

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	September 30, 2015			September 30, 2014
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,333	$11	$-	$3,626	$12	$-
Commercial	4,038	20	-	4,300	21	-
Commercial	202	3	-	346	5	-
Total impaired loans	$6,573	$34	$-	$8,272	$38	$-

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended September 30, 2015 and 2014 is as follows:

Three months ended
September 30, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,091	$906	$5	$41	$26	$106	$2,175
Charge-offs	-	-	-	-	(16)	-	(16)
Recoveries	13	-	-	3	4	-	20
Provision (credit)	(53)	5	(1)	(13)	15	(23)	(70)
Ending Balance	$1,051	$911	$4	$31	$29	$83	$2,109

Three months ended
September 30, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,279	$907	$13	$12	$24	$145	$2,380
Charge-offs	(6)	(32)	-	-	(15)	-	(53)
Recoveries	12	-	-	3	6	-	21
Provision (credit)	(17)	(11)	(3)	(3)	9	25	-
Ending Balance	$1,268	$864	$10	$12	$24	$170	$2,348

Further information pertaining to the allowance for loan losses at September 30, 2015 and June 30, 2015 is as follows:

At September 30, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for impaired loans	$91	$-	$-	$-	$-	$-	$91

Amount of allowance for loan losses for non-impaired loans	$960	$911	$4	$31	$29	$83	$2,018

Impaired loans	$2,253	$3,936	$-	$381	$-	$-	$6,570

Non-impaired loans	$179,233	$38,088	$642	$3,995	$735	$-	$222,693

At June 30, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for impaired loans	$103	$-	$-	$17	$-	$-	$120

Amount of allowance for loan losses for non-impaired loans	$988	$906	$5	$24	$26	$106	$2,055

Impaired loans	$2,413	$4,138	$-	$24	$-	$-	$6,575

Non-impaired loans	$176,576	$37,499	$763	$3,303	$701	$-	$218,842

NOTE 10 – Accumulated Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive income (loss).

The components of accumulated other comprehensive loss and related tax effects are as follows:

	September 30,	June 30,
	2015	2015
	(in thousands)
Net unrealized loss on securities available-for-sale	$(203)	$(300)
Tax effect	69	102
Accumulated other comprehensive loss	$(134)	$(198)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for September 30, 2015.

The Company’s mortgage-backed securities and other debt securities available-for-sale are generally classified within Level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services, which are not adjusted by management. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The Company did not have any transfers of assets between Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2015.

The following summarizes assets measured at fair value on a recurring basis at September 30, 2015 and June 30, 2015:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At September 30, 2015	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$997	$-	$997	$-
Corporate bonds and other securities	5,283	-	5,283	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	22,399	-	22,399	-
Non-agency mortgage-backed securities	5,489	-	5,489	-
Equity securities	9,961	-	-	9,961
Total	$44,129	$-	$34,168	$9,961

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2015	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$991	$-	$991	$-
Corporate bonds and other securities	5,204	-	5,204	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	23,602	-	23,602	-
Non-agency mortgage-backed securities	5,860	-	5,860	-
Equity securities	10,000	-	-	10,000
Total	$45,657	$-	$35,657	$10,000

The table below represents the changes in level 3 assets measured at fair value for the three months ended September 30, 2015.

(in thousands)
Beginning balance, June 30, 2015	$10,000
Unrealized losses included in other comprehensive income	(39)
Ending balance, September 30, 2015	$9,961

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three months ended September 30, 2015 and 2014:

		Quoted Prices in			Total Losses
		Active Markets for	Significant Other	Significant	for the three
At September 30, 2015	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended
	Value	Level 1	Level 2	Level 3	September 30, 2015
(in thousands)
Other real estate owned	$111	$-	$-	$111	$(28)

		Quoted Prices in			Total Losses
		Active Markets for	Significant Other	Significant	for the three
At September 30, 2014	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended
	Value	Level 1	Level 2	Level 3	September 30, 2014
(in thousands)

Impaired loans	$146	$-	$-	$146	$-

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2015 or June 30, 2015.

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

Loans held-for-sale. Loans held-for-sale are accounted for at the lower of cost or market and the fair value of loans held for sale based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of September 30, 2015 and June 30, 2015:

	September 30, 2015
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$4,710	$4,710	$-	$-	$4,710
Securities available-for-sale	44,129	-	34,168	9,961	44,129
Securities held-to-maturity	158,743	-	160,987	-	160,987
Federal Home Loan Bank stock	5,371	-	-	5,371	5,371
Loans held-for-sale	318	-	-	324	324
Loans, net	228,000	-	-	231,063	231,063
Accrued interest receivable	1,091	-	-	1,091	1,091

Financial liabilities:
Deposits	352,540	-	-	354,107	354,107
Mortgagors' escrow accounts	1,193	-	-	1,193	1,193
Federal Home Loan Bank advances	56,980	-	58,444	-	58,444
Securities sold under agreements to repurchase	3,857	-	3,857	-	3,857
Accrued interest payable	115	-	-	115	115

	June 30, 2015
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$5,326	$5,326	$-	$-	$5,326
Securities available-for-sale	45,657	-	35,657	10,000	45,657
Securities held-to-maturity	164,096	-	165,644	-	165,644
Federal Home Loan Bank stock	5,371	-	-	5,371	5,371
Loans, net	224,046	-	-	226,308	226,308
Accrued interest receivable	1,051	-	-	1,051	1,051

Financial liabilities:
Deposits	357,641	-	-	359,253	359,253
Mortgagors' escrow accounts	2,363	-	-	2,363	2,363
Federal Home Loan Bank advances	56,740	-	58,095	-	58,095
Securities sold under agreements to repurchase	2,797	-	2,797	-	2,797
Accrued interest payable	114	-	-	114	114

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

At September 30, 2015 and June 30, 2015, 141,107 options and 15,717 restricted shares were available to be issued under the Incentive Plan. There were no unvested stock awards/options outstanding at or during the three months ended September 30, 2015 and 2014, respectively.

NOTE 13 – Subsequent Events

On October 7, 2015, the Board of Directors of the Company declared a cash dividend of $0.04 a share for all stockholders of record as of October 21, 2015, which is payable on November 4, 2015.

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

The contractual amounts of outstanding commitments were as follows:

	September 30,	June 30,
	2015	2015
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,688	$3,557
Unadvanced construction loans	1,302	787
Unadvanced lines of credit	12,902	13,482
Standby letters of credit	396	396
Outstanding commitments	$18,288	$18,222

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at September 30, 2015 and June 30, 2015 and results of operations for the three months ended September 30, 2015 and 2014, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2015 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2015.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, real estate values, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

Our net income increased $103,000, or 34.0%, to $406,000, or $0.06 per basic and diluted share for the three months ended September 30, 2015, compared to $303,000, or $0.05 per basic and diluted share for the three months ended September 30, 2014. The increase was due primarily to a credit to our provision for loan losses of $70,000 for the three months ended September 30, 2015 compared to no provision for loan losses for the quarter ended September 30, 2014.  The decreased provision for loan losses primarily reflects a decrease in net charge-offs of $36,000 to net recoveries of $4,000 for the three months ended September 30, 2015 from $32,000 in net charge-offs for the three months ended September 30, 2014.

Our net income was also positively affected by an increase in non-interest income, which increased $95,000, or 16.7%, to $664,000 for the three months ended September 30, 2015 compared to $569,000 for the three months ended September 30, 2014. This was primarily due to an increase in gain on sale of other real estate owned of $66,000, or 137.5%, to $114,000 for the three months ended September 30, 2015 compared to $48,000 for the three months ended September 30, 2014 and a decrease in other-than-temporary write-downs of investment securities of $67,000, or 65.0%, to $36,000 for the three months ended September 30, 2015 compared to $103,000 for the three months ended September 30, 2014. The write-downs for the three months ended September 30, 2015 and 2014 consisted of credit losses on non-agency mortgage-backed securities. Total non-interest expense increased $13,000, or 0.5%, to $2.8 million for the three months ended September 30, 2015 compared to $2.7 million for the three months ended September 30, 2014.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income, which in turn would likely have an adverse effect on our results of operations. As described in “—Market Risk,” we expect that our net interest income and our net portfolio value would decrease as a result of an instantaneous increase in interest rates. We use a variety of strategies to help manage interest rate risk, as described in “—Market Risk

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in Eastern Connecticut and the Rhode Island and Massachusetts communities adjacent to Windham County, Connecticut. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, changes in economic conditions could result in increased actual losses or increased losses inherent in our loan portfolio, either of which could require us to significantly increase the level of our provision for loan losses.

Comparison of Financial Condition at September 30, 2015 and June 30, 2015

Assets

Total assets were $468.7 million at September 30, 2015, a decrease of $4.9 million, or 1.0%, from $473.6 million at June 30, 2015. Cash and cash equivalents decreased $616,000, or 11.6%, to $4.7 million at September 30, 2015 compared to $5.3 million at June 30, 2015. The decrease in cash was primarily due to a reduction in due from bank balances with correspondent banks and the Federal Reserve Bank of Boston. Investments in held-to-maturity securities decreased $5.4 million, or 3.3%, to $158.7 million at September 30, 2015 compared to $164.1 million at June 30, 2015 and investments in available-for-sale securities decreased $1.5 million, or 3.4%, to $44.1 million at September 30, 2015 compared to $45.7 million at June 30, 2015. With increased loan demand, we have used excess cash to increase the loan portfolio instead of investing in securities. Net loans outstanding increased $4.0 million, or 1.8%, to $228.0 million at September 30, 2015 from $224.0 million at June 30, 2015. The increase in loans was primarily due to a $2.5 million, or 1.4%, increase in residential real estate loans to $181.5 million at September 30, 2015 from $179.0 million at June 30, 2015, a $387,000, or 0.9%, increase in commercial real estate loans to $42.1 million at September 30, 2015 from $41.8 million at June 30, 2015 and an increase in commercial loans of $1.0 million, or 31.5%, at September 30, 2015 to $4.4 million at September 30, 2015 from $3.3 million at June 30, 2015. Other real estate owned decreased $1.1 million, or 33.5%, to $2.1 million at September 30, 2015 from $3.2 million at June 30, 2015.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at September 30, 2015 and June 30, 2015. For additional information, see “Comparison of Operating Results for the three months ended September 30, 2015 and 2014 – Provision (Credit) for Loan Losses.”

	September 30,	June 30,
	2015	2015
	(Dollars in thousands)
Allowance for loan losses	$2,109	$2,175
Gross loans outstanding	230,109	226,221
Non-performing loans	5,542	5,640
Allowance/gross loans outstanding	0.92%	0.96%
Allowance/non-performing loans	38.1%	38.6%

Liabilities

Total liabilities decreased $5.1 million, or 1.2%, to $416.8 million at September 30, 2015 from $421.9 million at June 30, 2015. Total deposits decreased $5.1 million, or 1.4%, to $352.5 million at September 30, 2015 from $357.6 million at June 30, 2015. We experienced decreases in NOW accounts of $5.0 million, or 5.4%, to $87.5 million compared to $92.5 million at June 30, 2015 and savings deposits of $1.4 million, or 2.1%, to $67.4 million at September 30, 2015 compared to $68.8 million at June 30, 2015. This was partially offset by increases in demand deposits of $1.6 million, or 2.6%, to $61.4 million at September 30, 2015 compared to $59.8 million at June 30, 2015 and money market accounts of $1.2 million, or 7.1%, to $18.4 million at September 30, 2015 compared to $17.2 million at June 30, 2015. Total Federal Home Loan Bank borrowings increased $240,000, or 0.4%, to $57.0 million at September 30, 2015 from $56.7 million at June 30, 2015. Total securities sold under agreements to repurchase increased $1.1 million, or 37.9%, to $3.9 million at September 30, 2015 from $2.8 million at June 30, 2015. Mortgagors’ escrow accounts decreased by $1.2 million, or 49.5%, to $1.2 million at September 30, 2015 compared to $2.4 million at June 30, 2015 as a result of the timing of escrow payments.

Stockholders’ Equity

Total stockholders’ equity increased $235,000, or 0.5% to $52.0 million at September 30, 2015 from $51.7 million at June 30, 2015. The increase was primarily due to net income of $406,000 for the three months ended September 30, 2015, partially offset by $262,000 of dividends paid during the three months ended September 30, 2015. On October 7, 2015, the Board of Directors of the Company declared a cash dividend of $0.04 a share for all stockholders of record as of October 21, 2015 which is payable on November 4, 2015.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

Net Income. Net income was $406,000, or $0.06 per basic and diluted share, for the three months ended September 30, 2015 compared to $303,000, or $0.05 per basic and diluted share, for the three months ended September 30, 2014.

Interest and Dividend Income. Interest and dividend income decreased by $124,000, or 3.5%, to $3.4 million for the three months ended September 30, 2015 from $3.5 million for the three months ended September 30, 2014. The decrease in interest and dividend income reflected the ongoing decrease in average yields on our loan and investment securities portfolios in the current low interest rate environment. Specifically, the average yield on interest-earning assets decreased to 3.02% for the three months ended September 30, 2015 from 3.15% for the three months ended September 30, 2014. This was partially offset by an increase in the average balance of interest-earning assets of $2.6 million, or 0.6%.

Interest income on loans decreased by $107,000, or 4.3%, to $2.4 million for the three months ended September 30, 2015 from $2.5 million for the three months ended September 30, 2014. This was due to decreases in both the average balance and yield. The average balance of loans decreased $5.4 million, or 2.3% to $227.8 million for the three months ended September 30, 2015 from $233.2 million for the three months ended September 30, 2014. The yield on average loans decreased eight basis points to 4.14% for the three months ended September 30, 2015 from 4.22% for the three months ended September 30, 2014, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on investment securities decreased by $13,000, or 1.3%, to $999,000 for the three months ended September 30, 2015 from $1.0 million for the three months ended September 30, 2014. The decrease was due to a decrease in the yield on average investment securities of 18 basis points to 1.85% for the three months ended September 30, 2015 from 2.03% for the three months ended September 30, 2014. The decrease was offset by an increase in the average balance of investment securities of $16.8 million, or 8.5%, to $214.2 million for the three months ended September 30, 2015 from $197.4 million for the three months ended September 30, 2014. We used excess cash to invest in securities to increase interest income as loan repayments have exceeded originations in recent years, although we experienced an increase in loans and a decrease in securities during the quarter ended September 30, 2015.

Interest Expense. Interest expense decreased by $133,000, or 13.9%, to $822,000 for the three months ended September 30, 2015 from $955,000 for the three months ended September 30, 2014, due to decreases in interest expense in all liability categories. The decrease in interest expense reflected both the current low interest rate environment and a decrease in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $98,000, or 17.2%, to $473,000 for the three months ended September 30, 2015 from $571,000 for the three months ended September 30, 2014. Interest expense on time deposits decreased $73,000, or 16.9%, to $359,000 for the three months ended September 30, 2015 from $432,000 for the three months ended September 30, 2014, due to a decrease in average time deposits of $6.8 million and a decrease in the rate paid on time deposits to 1.20% for the three months ended September 30, 2015 from 1.37% for the three months ended September 30, 2014. Interest expense on NOW accounts decreased $14,000, or 13.7%, to $88,000 for the three months ended September 30, 2015 from $102,000 for the three months ended September 30, 2014 as the rate paid on NOW accounts decreased seven basis points to 0.39% for the three months ended September 30, 2015. Our interest expense on interest-bearing deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits decreased to 0.63% for the three months ended September 30, 2015 from 0.76% for the three months ended September 30, 2014 reflecting the continued low interest rate environment. Average savings deposits increased $4.2 million, or 6.5%, to $68.9 million for the three months ended September 30, 2015 from $64.7 million for the three months ended September 30, 2014, while average time deposits decreased $6.8 million, or 5.5%, to $118.3 million for the three months ended September 30, 2015 from $125.2 million for the three months ended September 30, 2014.

Interest expense on interest-bearing borrowings decreased by $35,000, or 9.1%, to $349,000 for the three months ended September 30, 2015 from $384,000 for the three months ended September 30, 2014. The rate paid on interest-bearing borrowings decreased 12 basis points to 2.22% for the three months ended September 30, 2015 from 2.34% for the three months ended September 30, 2014. Average repurchase agreements decreased $3.5 million, or 30.3%, to $8.1 million for the three months ended September 30, 2015 from $11.6 million for the three months ended September 30, 2014. The average rate on retail repurchase agreements decreased nine basis points to 0.10% for the three months ended September 30, 2015. In addition, the average rate paid on Federal Home Loan Bank advances decreased 28 basis points to 2.53% for the three months ended September 30, 2015 from 2.81% for the three months ended September 30, 2014, as we modified $10.0 million in higher rate advances in October of 2014 with an average rate of 3.17% by borrowing new advances at lower rates.

Net Interest Income. Net interest income increased $9,000, or 0.5%, and remained at $2.5 million for each of the three months ended September 30, 2015 and 2014. Our interest rate spread increased to 2.11% for the three months ended September 30, 2015 from 2.10% for the three months ended September 30, 2014 and our net interest-earning assets increased $6.5 million, or 8.1%. However, our net interest margin decreased to 2.28% for the three months ended September 30, 2015 from 2.29% for the three months ended September 30, 2014.

Provision (Credit) for Loan Losses. We recorded a $70,000 credit for loan losses for the three months ended September 30, 2015 compared to no provision for loan losses for the three months ended September 30, 2014.  The credit for loan losses reflects net recoveries of $4,000 for the three months ended September 30, 2015 compared to $32,000 in net charge-offs for the three months ended September 30, 2014.   In addition, total non-performing loans decreased to $5.5 million at September 30, 2015 compared to $5.6 million at June 30, 2015 and $6.6 million at September 30, 2014. However, other real estate owned increased $702,000, or 50.3%, to $2.1 million at September 30, 2015 from $1.4 million at September 30, 2014. The allowance for loan losses was $2.1 million at September 30, 2015 compared to $2.3 million at September 30, 2014.  The ratio of the allowance to total loans outstanding was 0.92% as of September 30, 2015 compared to 1.01% as of September 30, 2014, and the ratio of the allowance to non-performing loans was 38.1% as of September 30, 2015 compared to 35.8% as of September 30, 2014.

Non-interest Income. Non-interest income increased $95,000, or 16.7%, to $664,000 for the three months ended September 30, 2015 compared to $569,000 for the three months ended September 30, 2014. This was primarily due to an increase in gain on sale of other real estate owned of $66,000, or 137.5%, to $114,000 for the three months ended September 30, 2015 compared to $48,000 for the three months ended September 30, 2014, and a decrease in other-than-temporary write-downs of investment securities of $67,000, or 65.0%, to $36,000 for the three months ended September 30, 2015 compared to $103,000 for the three months ended September 30, 2014. The write-downs for the three months ended September 30, 2015 and 2014 consisted of credit losses on non-agency mortgage-backed securities. These increases in non-interest income were partially offset by a decrease in other non-interest income of $22,000, or 45.8%, to $26,000 for the three months ended September 30, 2015 compared to $48,000 for the three months ended September 30, 2014.

Non-interest Expense. Non-interest expense increased by $13,000, or 0.5%, and was $2.8 million for the three months ended September 30, 2015 compared to $2.7 million for the three months ended September 30, 2014. Salaries and employee benefits expense increased by $43,000, or 2.8%, to $1.6 million for the three months ended September 30, 2015 from $1.5 million for the three months ended September 30, 2014. This increase was primarily due to salary expense increasing $30,000, or 2.5%, for the three months ended September 30, 2015. Occupancy and equipment expense increased by $6,000, or 2.0%, to $312,000 for the three months ended September 30, 2015 compared to $306,000 for the three months ended September 30, 2014. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $36,000, or 3.9%, to $880,000 for the three months ended September 30, 2015 from $916,000 for the three months ended September 30, 2014. This was primarily due to decreases in data processing expense of $41,000 and other expense of $68,000. These decreases were partially offset by an increases in other real estate owned expense of $14,000 and Federal Deposit Insurance Corporation deposit insurance of $35,000.

Provision for Income Taxes. Provision for income taxes increased by $58,000, or 86.6%, to $125,000 for the three months ended September 30, 2015 from $67,000 for the three months ended September 30, 2014. Our effective tax rate was 23.5% for the three months ended September 30, 2015, compared to 18.1% for the three months ended September 30, 2014, due primarily to a $161,000, or 43.5%, increase in pre-tax income while certain tax preference items such as certain dividend and bank-owned life insurance income remained flat. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended September 30,
		2015			2014
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$214,241	$999	1.85%	$197,390	$1,012	2.03%
Loans	227,775	2,376	4.14%	233,208	2,483	4.22%
Other earning assets	2,125	1	0.19%	10,905	5	0.18%
Total interest-earning assets	444,141	3,376	3.02%	441,503	3,500	3.15%
Non-interest-earning assets	30,273			28,484
Total assets	$474,414			$469,987

Interest-bearing liabilities:
NOW accounts	$90,267	88	0.39%	$87,336	102	0.46%
Savings accounts	68,948	17	0.10%	64,728	22	0.13%
Money market accounts	18,309	9	0.20%	19,761	15	0.30%
Time deposits	118,318	359	1.20%	125,159	432	1.37%
Total interst-bearng deposits	295,842	473	0.63%	296,984	571	0.76%
Borrowed money	62,459	349	2.22%	65,134	384	2.34%
Total interest-bearing liabilities	358,301	822	0.91%	362,118	955	1.05%
Non-interest-bearing demand deposits	62,101			53,885
Other non-interest-bearing liabilities	2,150			2,276
Capital accounts	51,862			51,708
Total liabilities and capital accounts	$474,414			$469,987

Net interest income		$2,554			$2,545
Interest rate spread			2.11%			2.10%
Net interest-earning assets	$85,840			$79,385
Net interest margin			2.28%			2.29%
Average earning assets to average interest-bearing liabilities			123.96%			121.92%

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

	For the Three Months Ended September 30, 2015
	Compared to the Three Months Ended September 30, 2014
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(359)	$346	$(13)
Loans	(50)	(57)	(107)
Other interest-earning assets	1	(5)	(4)
TOTAL INTEREST INCOME	(408)	284	(124)

INTEREST EXPENSE

NOW accounts	(34)	20	(14)
Savings accounts	(13)	8	(5)
Money Market accounts	(5)	(1)	(6)
Time deposits	(50)	(23)	(73)
Borrowed money	(20)	(15)	(35)
TOTAL INTEREST EXPENSE	(122)	(11)	(133)
CHANGE IN NET INTEREST INCOME	$(286)	$295	$9

Market Risk, Liquidity and Capital Resources

Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and other borrowings. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and generally meets at least on a quarterly basis to review our asset/liability policies and IRR position.

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset/liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” certain investments and/or loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms; and (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at September 30, 2015 and June 30, 2015.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	September 30, 2015	June 30, 2015

+ 100	-0.12%	-0.18%
+ 200	-3.85%	-3.50%

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

The tables below set forth, at September 30, 2015, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PSB Holdings, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$42,706	$(12,823)	-23.09%	9.94%	(198)
+200	$48,386	$(7,142)	-12.86%	10.94%	(97)
+100	$53,120	$(2,408)	-4.34%	11.68%	(23)
0	$55,528	$-	0.00%	11.92%	0
-100	$59,957	$4,429	7.98%	12.58%	66

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of September 30, 2015 of $57.0 million, with unused borrowing capacity of $46.9 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of September 30, 2015, the ratio of wholesale borrowings to total assets was 12.2%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended September 30, 2015 and 2014, the Bank’s loan originations net of principal collections were $3.0 million and $253,000, respectively. Purchases of securities totaled $5.6 million and $14.5 million for the three months ended September 30, 2015 and 2014, respectively.

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

Certificates of deposit totaled $117.4 million at September 30, 2015. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

At September 30, 2015, the Bank exceeded each of the applicable regulatory capital requirements. The Company, as a federally chartered holding company, is not subject to capital requirements. As of September 30, 2015, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1and Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the in the following table. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of September 30, 2015 and June 30, 2015.

		As of September 30, 2015
		(Dollars in Thousands)

	Required	Actual	Actual
	Ratio	Amount	Ratio
Tier 1 Leverage	5.00%	$41,600	8.92%
Common Equity Tier 1 Capital	6.50%	$41,600	14.75%
Tier 1 Risk-based Capital	8.00%	$41,600	14.75%
Total Capital	10.00%	$43,732	15.51%

		As of June 30, 2015
		(Dollars in Thousands)

	Required	Actual	Actual
	Ratio	Amount	Ratio
Tier 1 Leverage	5.00%	$41,201	8.70%
Common Equity Tier 1 Capital	6.50%	$41,201	14.41%
Tier 1 Risk-based Capital	6.00%	$41,201	14.41%
Total Capital	10.00%	$43,398	15.18%

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

For the three months ended September 30, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits

Exhibits

2.1	Plan of Conversion and Reorganization of Putnam Bancorp, MHC, dated September 9, 2015*
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated herein by reference to the exhibits to the Form 8-K filed with the Securities and Exchange Commission on September 9, 2015

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB HOLDINGS, INC.
(Registrant)

Date:	November 16, 2015	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date:	November 16, 2015	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

